Form 10-K
period 2010-12-31
PHOENIX COMPANIES INC/DE
filed 2011-03-08
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-16517

THE PHOENIX COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1599088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)
(860) 403-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value (including attached	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights)
7.45% Quarterly Interest Bonds, due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐    NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2010, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.2 billion based on the last reported sale price of $2.11 per share of the common stock on the New York Stock Exchange on that date. On March 7, 2011, the registrant had 116.3 million shares of common stock outstanding; it had no non-voting common equity.

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

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We have $49.4 billion of net life insurance in force and $4.0 billion of annuity assets under management.

We believe our competitive strengths include:

•

competitive and innovative products;

•

underwriting and mortality risk management expertise;

•

ability to develop business partnerships; and

•

value-added support provided to distributors by our wholesalers and operating personnel.

In 2010, we pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and includes our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”), as well as developing core life and annuity products for the middle market and expanding distribution within that market, and building sales through distribution partners for our alternative retirement solutions products.

Underlying this plan is a strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

Our principal operating subsidiaries are Phoenix Life Insurance Company and PHL Variable Insurance Company.

Products

Life Products

Our life insurance products include universal life, variable universal life and other insurance products. We offer single life and first-to-die products. Under first-to-die policies, multiple lives (between two and five) may be insured with the policy proceeds paid after the death of the first of the insured lives.

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The policyholder’s account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.

We also offer an indexed universal life product that provides death benefit protection and the opportunity to invest policy value in any combination of three different accounts. It can be allocated to a fixed account that earns interest at a declared rate or in two indexed accounts that earn an annual index credit based on the positive performance of the S&P 500 Index.

Variable Universal Life: Like universal life products, variable universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of expenses, and the resulting accumulated account balances, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Annuity Products

We offer a wide range of annuity products including fixed, variable and other types of deferred annuities. Deferred annuities accumulate for a number of years before periodic payments begin and enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement.

Fixed Annuities: Fixed annuities provide a guaranteed rate of return over a specified period of time. Contract owners do not bear any investment risk in a fixed annuity. We offer deferred fixed indexed annuities and a deferred fixed annuity. Our major source of revenue from fixed annuities is the excess of the investment income we earn over interest and index credits, if any.

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

Variable annuity contract owners may also elect certain living benefit guarantees, including GMWBs and guaranteed minimum accumulation benefits (“GMABs”).

Fixed Indexed Annuities: We offer both registered and non-registered fixed indexed annuity products.

We offer a single-premium deferred equity indexed annuity. This fixed indexed annuity is registered with the Securities and Exchange Commission (the “SEC”) and features a choice of three indexed accounts and a fixed account. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to the performance of the S&P 500 Index.

We also offer single premium deferred fixed indexed annuities with various features and riders that are not registered with the SEC. These fixed indexed annuities offer a fixed interest account and a variety of indexed accounts that provide index credits based on various crediting methodologies and are linked to the positive performance of major market indices.

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

Through Goodwin Capital Advisers, Inc. (“Goodwin”), we manage fixed income investments for retail and institutional clients, including mutual funds, pension plans and endowments. We subadvise certain mutual funds for our former affiliate, Virtus.

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges.

Reinsurance

We use reinsurance to limit potential losses, reduce exposure to larger risks and provide capital relief. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, this does not relieve us of our primary liability to our policyholders. The failure of any reinsurer to meet its obligations could result in losses to the Company. Since we bear the risk of nonpayment, we carefully consider the initial selection and actively monitor the financial condition and ratings of our reinsurers throughout the term of the contract.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. As of January 1, 2011, our retention on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2010. Also included is the A.M. Best rating of each reinsurer as of March 7, 2011.

Principal Life Reinsurers:	Reinsurance	Reinsurer’s
($ in millions)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$214.3	A	+
Swiss Reinsurance Group(1)	$164.0	A
AEGON USA(2)	$135.6	A	+
Scottish Re US Inc	$59.3	E
Munich American Reassurance Co	$56.2	A	+

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

Distribution and Support Services

In 2009, we refocused our distribution strategy on independent marketing organizations (“IMOs”) and independent producers. In 2010, we worked primarily within these relationships while also establishing several new exclusive selling agreements for select products.

Establishment of Saybrus Partners, Inc. In the fourth quarter of 2009, we established a distribution company, Saybrus. In addition to selling Phoenix products through selected agencies and IMOs, Saybrus provides consulting services to distribution organizations in support of life and annuity policies written by companies other than Phoenix. Saybrus entered into its first consulting agreement, with Edward D. Jones & Co., L.P., in 2009 and signed two additional consulting clients, Wells Fargo Advisors and National Life Group, in 2010.

The service and support we provide distributors includes:

•

customized advice on estate planning, charitable giving planning and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance. Our experts combine their advice with tailored presentations, educational materials and specimen legal documents;

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

On December 31, 2008, we spun-off our asset management subsidiary, renamed Virtus, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders.

On January 4, 2010, we signed a definitive agreement with Tiptree Financial Partners, LP (“Tiptree”) to sell PFG Holdings, Inc. (“PFG”) and its subsidiaries, including AGL Life Assurance Company. On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction. Included within the definitive agreement with Tiptree was a provision for the purchase of Phoenix Life and Reassurance Company of New York (“PLARNY”). The sale of PLARNY closed on October 6, 2010.

See Note 21 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on discontinued operations.

The following chart illustrates our corporate structure as of December 31, 2010.

	The Phoenix Companies, Inc.

100%	100%	90%	100%

Phoenix Life Insurance Company	Goodwin Capital Advisers	Saybrus Partners, Inc.	Other Domestic and Foreign Subsidiaries

100%

PM Holdings, Inc.

100%	100%

PHL Variable Insurance Company	Other Domestic and Foreign Subsidiaries

At December 31, 2010, we employed approximately 625 people.

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

Our business, financial condition, and results of operations could be materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Economic and market conditions materially and adversely affected us in the last recession. The economy may once again deteriorate. The resulting lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced.

More specifically, our business is exposed to the performance of the debt and equity markets. These adverse conditions include, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Our investments in alternative asset classes, such as private equity funds, mezzanine funds, hedge funds and limited partnership interests generate returns that are more volatile than other asset classes, are also relatively illiquid and may be harder to value or sell in adverse market conditions.

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

•

The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. We made contributions of $25.7 million to the pension plans during 2010. During 2011, we expect to make contributions of approximately $16.4 million to these plans, of which approximately $3.5 million will be made in the first quarter of 2011. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio can be depressed by general interest rate increases or credit spread widening, as well as by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio. In addition, issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. These factors may result in significant realized and unrealized losses.

•

Certain types of securities in our investment portfolio, such as those supported by residential and commercial mortgages, could experience further realized and/or unrealized losses if the delinquency rates of the underlying mortgage loans increase.

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

•

Accessing external sources of capital, including the debt or equity markets;

•

Limiting or curtailing sales of certain products and/or restructuring existing products;

•

Undertaking asset sales; and

•

Seeking temporary or permanent changes to regulatory rules.

Certain of these actions could require regulatory approval.

Our principal sources of liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, to the extent they consist of cash or assets that are readily convertible into cash.

In addition, we may seek access to external sources of liquidity, including the potential issuance of debt and equity securities.

The availability of these sources depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. The deterioration of our credit ratings has reduced our ability to obtain new financing in support of our business on favorable terms and eliminated altogether our ability to access certain markets.

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

Certain of our products include guaranteed benefits. These include GMDBs, GMABs, GMWBs and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. Hedging gains were $2.4 million in 2010 and hedging losses were $4.2 million in 2009. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

We conduct the majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula for our insurance company subsidiaries establishes capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that did not qualify for hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase dramatically. This reduces the statutory surplus used in calculating our RBC ratios.

We may be unsuccessful in our efforts to implement a new business plan.

We are implementing a new business plan that leverages existing product manufacturing strengths and partnering capabilities to focus new business development in areas that are less capital intensive and appeal to distributors including those with middle market clients. This plan calls for distributing other companies’ products through our newly formed distribution company and selling our products through new distribution channels including IMOs. We have limited experience in the middle market and are subject to risks such as product suitability and pricing. In the fourth quarter of 2010, we began to see a significant volume of sales of fixed indexed annuities. This is a relatively new product for us and we may be subject to additional operational and hedging risks. This new business plan may not succeed and may adversely affect our results of operations and our ability to retain existing customers or attract new customers.

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

It is difficult to value certain illiquid securities in our investment portfolio because of infrequent trading and/or lack of observable market data. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Changes in value may have a material adverse effect on our results of operations and financial condition.

The decision on whether to record other-than-temporary impairments (“OTTIs”) or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

Our ratings relative to other companies in the industry affect our competitive position. Downgrades since 2008 have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth and may require us to reduce our operations.

We have been downgraded and continue to have a negative outlook with one of the three rating agencies.

•

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on all ratings from negative to stable.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2010 we had an unlocking of deferred policy acquisition costs of $46.4 million. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2010, 65.1% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as securities analysts, portfolio managers, sales personnel, technology professionals and actuaries can be intense. In general, our employees are not subject to employment contracts or non-compete agreements.

In 2009 and 2010, to reduce and control our expenditures, we implemented a series of actions, including the freezing of senior management salaries and our qualified and non-qualified pension plans, that could impact our relationship with our senior management and our ability to retain or attract senior executives, key employees or professionals we need to operate our business successfully. These actions and further actions that may be implemented could have a negative impact on us.

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

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition, reputation and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital.

If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. When economic or market conditions deteriorate, as they have recently, the ability of our subsidiaries to pay dividends or to advance or repay funds may be impaired. This is especially true of our insurance company subsidiaries. Payments of dividends and advances or repayment of funds to us by our insurance company subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. For example, the ability of Phoenix Life to pay dividends to the Company without special regulatory approval is $64.8 million for 2011. Changes to these laws, or the application or implementation of those laws by any of the regulatory agencies, especially those of New York State, the domiciliary state of Phoenix Life, could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

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

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. In addition, a substantial proportion of our in-force policies were originally sold for estate and business planning, including tax planning. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. While there are no legislative proposals that would adversely impact existing policies, there are provisions included in the current administration’s proposed federal budget for fiscal year 2012 (the “Administration’s Proposed Federal Budget”) that could adversely impact life insurance products as well as the computation of life insurance company taxation. In addition to new proposals, a recent change in the estate tax also impacts the need for life insurance products in certain circumstances.

The Administration’s Proposed Federal Budget includes substantial changes in the computation of the dividends received deduction (“DRD”) relative to bothh general account and separate account dividends. If enacted, they could increase our actual tax expense and reduce our consolidated net income.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. Although certain provisions became effective immediately, many of the Act’s provisions require adoption of rules that will govern implementation. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $49.7 million and $69.8 million as of December 31, 2010 and 2009, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $9.1 million and $1.8 million as of December 31, 2010 and 2009, respectively.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves as the level of business diminishes. In addition, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. For these reasons, we cannot know today what our actual claims experience will be. In addition, we are involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 24 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

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

We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate this weakness, we may not be able to ensure that our financial statements are free from material misstatements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 identified a material weakness in our internal control over financial reporting designed to ensure proper accounting for deferred income taxes.

The Company’s review procedures failed to identify an error in the assumptions used in the model that assesses the level of the valuation allowance against the deferred tax asset. As a result, the Company recorded adjustments to its deferred tax asset and other comprehensive income for the periods ended June 30, 2010 and September 30, 2010.

As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2010. The material weakness is described in Item 9A entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K. Although this error did not result in the restatement of our consolidated financial statements, the material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. We also lease space in two garages in Hartford, Connecticut for employee parking. Property is also leased for our home offices in East Greenbush, New York.

Item 3.

Legal Proceedings

See Note 24 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.

[Removed and Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of March 7, 2011, there were 203,342 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,502 shares in the nine years ended December 31, 2010. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933.

Throughout 2010, we issued an aggregate of 346,260 restricted stock units (“RSUs”) to our 10 independent directors in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 as amended. Each of the RSUs is potentially convertible into one share of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has compensation plans under which equity securities of the Company are authorized for issuance. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2010 and 2009. The closing price of our common stock was $2.54 per share at December 31, 2010.

	2010		2009
	High	Low	High	Low

First Quarter	$3.01	$2.10	$3.57	$0.20
Second Quarter	$3.83	$2.11	$2.90	$1.20
Third Quarter	$2.48	$1.61	$3.59	$1.20
Fourth Quarter	$2.72	$1.98	$4.60	$2.45

Dividends

In 2010 and 2009, we did not pay any stockholder dividends.

In 2008, we paid a cash dividend of $0.16 per share to shareholders of record on June 13, 2008. For a discussion of our dividends policy, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K under the heading “Liquidity and Capital Resources.”

On December 31, 2008, we spun-off our asset management subsidiary, renamed Virtus, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

Stock performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Life and Health Insurance Index for the period December 31, 2005 through December 31, 2010.

The indices assume that $100 was invested on December 31, 2005, with dividends being reinvested.

Cumulative Total Return

December 31, 2005 through December 31, 2010

$130
120
110
100
90
80
70
60
50
40
30
20
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
PNX
S&P 500
S&P 500 Life & Health Insurance Index

Item 6.

Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2010 follows. We derived the balance sheet data for the years ended December 31, 2010 and 2009 and the income statement data for the years ended December 31, 2010, 2009 and 2008 from our consolidated financial statements in this Annual Report on Form 10-K. We derived the balance sheet data for the years ended December 31, 2008, 2007 and 2006 and the income statement data for the years ended December 31, 2007 and 2006 from audited consolidated financial statements not in this Annual Report on Form 10-K. We have reclassified certain amounts for prior years to conform with our fiscal year 2010 presentation.

We prepared the following financial data, other than statutory data, in conformity with GAAP. We derived the statutory data from the Annual Statements of our Life Companies as filed with state insurance regulatory authorities and prepared it in accordance with statutory accounting practices prescribed or permitted by state insurance regulators, which vary in certain material respects from GAAP.

The following should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Data:	Years Ended December 31,
($ in millions, except per share data)	2010	2009	2008	2007	2006
Income Statement Data(1)
Premiums	$620.0	$684.2	$765.9	$798.3	$839.7
Fee income	630.2	648.1	601.3	499.4	399.5
Net investment income	844.6	786.7	912.5	1,056.7	1,046.1
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(105.2)	(201.5)	(245.0)	(51.9)	(8.9)
Portion of OTTI losses recognized in other comprehensive income	55.6	93.1	—	—	—
Net OTTI losses recognized in earnings	(49.6)	(108.4)	(245.0)	(51.9)	(8.9)
Net realized investment gains (losses), excluding OTTI losses	39.7	6.2	(50.8)	45.9	84.1
Net realized investment gains (losses)	(9.9)	(102.2)	(295.8)	(6.0)	75.2
Total revenues	$2,084.9	$2,016.8	$1,983.9	$2,348.4	$2,360.5
Total benefits and expenses	$2,119.6	$2,103.9	$2,279.2	$2,215.0	$2,197.8

Income (loss) from continuing operations	$(24.6)	$(196.0)	$(176.8)	$113.3	$112.2
Income (loss) from discontinued operations, net of income taxes	12.0	(123.0)	(549.2)	4.3	(16.9)
Net income (loss)	$(12.6)	$(319.0)	$(726.0)	$117.6	$95.3

Basic Earnings Per Share(1)
Income (loss) from continuing operations	$(0.21)	$(1.68)	$(1.55)	$1.00	$1.01
Net income (loss)	$(0.11)	$(2.74)	$(6.35)	$1.03	$0.86
Diluted Earnings Per Share(1)
Income (loss) from continuing operations	$(0.21)	$(1.68)	$(1.55)	$0.98	$0.99
Net income (loss)	$(0.11)	$(2.74)	$(6.35)	$1.01	$0.84

Dividends per share	$—	$—	$0.16	$0.16	$0.16

Balance Sheet Data
Cash and general account investments	$14,288.7	$13,736.9	$13,595.7	$15,706.4	$16,066.3
Total assets	$21,076.9	$24,586.2	$25,813.4	$30,501.2	$29,128.6
Indebtedness	$427.7	$428.0	$458.0	$627.7	$628.2
Total liabilities	$19,921.4	$23,455.1	$24,948.3	$28,222.2	$26,897.1
Total stockholders’ equity	$1,155.5	$1,131.1	$865.1	$2,279.0	$2,231.5

Combined Statutory Data
Premiums, deposits and fees	$1,226.0	$1,201.5	$2,395.9	$2,566.2	$2,866.0
Net income (loss)	$188.1	$(148.4)	$(267.4)	$(25.2)	$138.6
Capital and surplus(2)	$658.5	$517.2	$758.9	$848.1	$932.5
Asset valuation reserve (“AVR”)(3)	107.9	59.7	94.8	207.6	202.3
Capital, surplus and AVR	$766.4	$576.9	$853.7	$1,055.7	$1,134.8

———————

(1)

The reclassification of PFG and PLARNY to discontinued operations has been reflected for all years.

(2)

In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $174.1 million, $174.1 million, $174.1 million, $156.5 million and $156.5 million of surplus notes outstanding at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(3)

The asset valuation reserve (“AVR”) is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xx) legislative or regulatory developments; (xxi) regulatory or legal actions; (xxii) potential future material losses from our discontinued reinsurance business; (xxiii) changes in accounting standards; (xxiv) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xxv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2010 and 2009; our consolidated results of operations for the years 2010, 2009 and 2008; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” included in Item 6 and our consolidated financial statements in this Annual Report on Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2010, we pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and includes our distribution subsidiary, Saybrus, as well as developing core life and annuity products for the middle market and expanding distribution within that market, and building sales through distribution partners for our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

We operate two businesses segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Saybrus is a recently formed distribution company that provides dedicated consultation services to partner companies as well as support for Phoenix’s product line within its own distribution channels. Saybrus has agreements with several financial services firms, including Edward Jones, to provide life insurance consulting services to the financial advisors of these firms.

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the maintenance of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the closed block.

Apart from the closed block, our Life and Annuity segment’s profitability is driven by interaction of the following elements:

•

Mortality margins in our universal and variable universal life product lines. We earn cost of insurance fees based on the difference between face amounts and the account values (referred to as the net amount at risk). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

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

•

Fees on life and annuity products. Fees consist primarily of asset-based (including mortality and expense charges) and premium-based fees which we charge on our variable life and variable annuity products and depend on the premiums collected and account values of those products. Asset-based fees are calculated as a percentage of assets under management within our separate accounts. Fees also include surrender charges. Non-asset-based fees include charges to cover premium taxes and renewal commissions and commissions we earn on sales of other carriers’ products.

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

•

Net realized investment gains or losses, on our general account investments and hedging programs.

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

Certain of our Life and Annuity products include guaranteed benefits. These include GMDBs, GMABs, GMWBs and GMIBs. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

The Saybrus segment is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix’s product line within its own distribution channels. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends on Earnings Drivers

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Prior to the impact of the deferred policy acquisition cost unlocking noted below, universal life mortality margins increased by $35.5 million to $187.6 million in the year ended December 31, 2010, compared to $152.1 million in the year ended December 31, 2009. This was a result of lower death benefits partially offset by lower fee income earned on cost of insurance charges. Mortality margins for variable universal life decreased by $2.2 million to $49.8 million in the year ended December 31, 2010, compared to $52.0 million in the year ended December 31, 2009, primarily a result of lower cost of insurance charges.

•

Interest margins. Investment income on assets backing surplus was $32.9 million in the year ended December 31, 2010, compared to a loss of $2.3 million in the year ended December 31, 2009. The increase of $35.2 million was primarily from improvement in valuations and distributions related to our venture capital partnerships and other invested assets. Universal life interest margins increased primarily as a result of lower interest credited. Variable annuity interest margins declined as a result of lower investment income on assets supporting these products partially offset by lower interest credited.

•

Operating expenses. Non-deferred operating expenses decreased $17.4 million to $278.3 million in the year ended December 31, 2010, compared to $295.7 million in the year ended December 31, 2009. Lower operating expenses were a result of the significant expense reductions implemented over the last 18 months.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization increased $34.0 million to $300.4 million from $266.4 million in the years ended December 31, 2010 and 2009, respectively. An unlocking of assumptions related to deferred policy acquisition costs resulted in the acceleration of amortization of $46.4 million for the year ended December 31, 2010 and $42.5 million for the year ended December 31, 2009. Excluding the impact of unlocking, amortization increased related to universal life as a result of higher mortality margins and annuities as a result of lower market performance and smaller improvement in the net amount at risk related to death benefit and other insurance benefit reserves. This was partially offset by lower amortization on the closed block as a result of a decrease in surrenders.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses improved $92.3 million to $9.9 million in the year ended December 31, 2010, compared to $102.2 million in the year ended December 31, 2009. The improvement in realized losses was a result of a significant decline in impairments of $58.8 million to $49.6 million compared to $108.4 million in 2010 and 2009, respectively. In addition, realized losses on derivative assets and liabilities improved $23.1 million to $7.9 million in 2010 compared to $31.0 million in 2009. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which improved $42.1 million to a gain of $11.1 million as of December 31, 2010 from a loss of $31.0 million as of December 31, 2009. Of this improvement in embedded derivatives, $29.7 million was associated with the non-performance risk factor. This was partially offset by losses of $19.0 million on our surplus hedge that was entered into during 2010.

•

Income taxes. The Company recorded an income tax benefit of $10.1 million to continuing operations in 2010, compared to an income tax expense of $108.9 million in 2009. As a result of the full valuation allowance position since 2009, a 0% effective tax rate was expected in 2010. However, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $12.1 million tax benefit was recorded to continuing operations, which was partially offset by current tax expense of $2.0 million. In 2009, tax expense of $108.9 million was recognized primarily as a result of the establishment of a full valuation allowance, net of unrealized losses on available-for-sale debt securities.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved throughout 2010 as revenue has increased and expenses have declined. Total revenue in 2010 was $6.0 million, $3.3 million of which was earned from partner companies as Saybrus gained traction in the marketplace. The remaining revenue of $2.7 million was earned from the sales of Phoenix life and annuity products. Operating expenses declined on a quarter by quarter basis from $7.8 million in the fourth quarter of 2009 to $25.0 million for the year ended December 31, 2010, with the decline primarily driven by Saybrus’ sales force compensation which transitioned from a fixed to a more variable compensation structure.

Economic Market Conditions and Industry Trends

Although the U.S. economy is recovering, the potential for another economic downturn remains.

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced.

More specifically, our business is exposed to the performance of the debt and equity markets. These adverse conditions include, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. The lower interest rate environment may also impact our net investment income.

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

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. However, significant capital market dislocations or another economic downturn could have a material adverse effect on our business, financial condition and results of operations. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further OTTIs. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost of insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies.

We expect to continue to focus on the following key strategic pillars in 2011:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

Recent Developments

Formation of Distribution Company

On November 3, 2009, we announced the formation of a distribution company subsidiary, Saybrus Partners, Inc. and that Saybrus had entered into an agreement with financial services firm Edward Jones to provide life insurance consulting services to the firm’s financial advisors. Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels. Saybrus signed two additional consulting clients in 2010.

Suspension of Distribution Relationships

In March 2009, our two largest life and annuity distributors, State Farm and National Life Group, suspended the sale of Phoenix products. The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Recent Acquisitions and Dispositions

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, we determined that these operations are reflected as discontinued operations. The 2009 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. For comparative purposes, we have reclassified prior period financial statements to conform to this change.

On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously. See Note 24 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Phoenix Life and Reassurance Company of New York

Included within the January 4, 2010 agreement with Tiptree was a provision for the purchase of PLARNY pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY for an amount equal to its aggregate capital and surplus. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Future EGPs are projected for the estimated lives of the contracts. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2010 and 2009.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in the existing policy projection, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

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

Embedded Derivative Liabilities

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivatives are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivatives associated with our fixed indexed annuity is calculated using the budget method where the initial value is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries.

This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2010 fair value of $13.9 million would increase to $15.6 million if the chosen spread were decreased by 50 basis points. If the chosen spread were increased by 50 basis points the fair value would decrease to $12.3 million. The impact of the CSA at December 31, 2010 and 2009 was a reduction of $19.9 million and $18.5 million in the reserves associated with these riders, respectively.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2010
by Pricing Source:	Fixed	% of
($ in millions)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$7,028.3	64.5%
Priced via matrices	2,854.4	26.2%
Priced via broker quotations	275.8	2.6%
Priced via other methods	427.5	3.9%
Short-term investments(1)	307.8	2.8%
Total	$10,893.8	100.0%

———————

(1)

Short-term investments are valued at amortized cost, which approximates fair value.

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

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an OTTI has occurred. In situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

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

As of December 31, 2010, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we have concluded that a cumulative loss in recent years exists. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses for the 36 months ended December 31, 2010, and consistent with 2009, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence developed during 2010, including low ratings, persistent low interest rates, low levels of new sales and lower premiums received on certain universal life products.

These negative developments highlighted the continued possibility that unexpected events may adversely affect future financial projections. Accordingly, although we project earnings in the core life subgroup business beyond 2010, we did not rely on these projections when assessing the realizability of our deferred tax assets.

For the year ended December 31, 2010, excluding the increase in the valuation allowance related to the adoption of a new accounting standard of $1.5 million (see Note 2 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data—Adoption of New Accounting Standards” in this Annual Report on Form 10-K for more information) and the elimination of the valuation allowance resulting from the disposition of affiliates of $15.6 million, we recognized a net increase in the valuation allowance of $2.0 million.

Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The net increase to the valuation allowance corresponds to a decrease of $14.0 million in income statement related deferred tax balances and an increase of $16.0 million in other comprehensive income related to deferred tax balances.

An income tax benefit of $12.1 million recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Partially offsetting this tax benefit recognized through the income statement is a $2.0 million current tax expense related adjustment to tax balances, state income taxes and uncertain tax positions.

We have concluded that a valuation allowance on the $116.4 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of December 31, 2010, $314.0 million of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $181.0 million related to $517.1 million of federal net operating losses that are scheduled to expire between the years 2019 and 2030. An additional $128.1 million related to $366.0 million of federal capital losses that are scheduled to expire in 2012, 2013, 2014 and 2015. The remaining amount of $4.9 million is attributable to state income tax net operating losses. As of December 31, 2010, a valuation allowance of $129.9 million and $4.9 million was carried against the federal net operating loss carryforwards and state net operating loss carryforwards, respectively. As of December 31, 2010, a valuation allowance of $67.9 million was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions.

As of December 31, 2010, we had deferred income tax assets of $1.6 million related to foreign tax credit carryovers, which are expected to expire between the 2015 and 2019 tax years. As of December 31, 2010, we had deferred income tax assets of $36.7 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2030. As of December 31, 2010, a full valuation allowance was carried relative to the foreign tax and general business tax credits.

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

Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants ceased earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). This change was announced in 2009 and a curtailment was recognized which lowered our projected benefit obligation for the reduction in the expected years of future service.

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

Consolidated Results of Operations

Summary Consolidated				Increase (decrease) and
Financial Data:	Years Ended December 31,			percentage change
($ in millions, except per share data)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

REVENUES
Premiums	$620.0	$684.2	$765.9	$(64.2)	(9%)	$(81.7)	(11%)
Fee income	630.2	648.1	601.3	(17.9)	(3%)	46.8	8%
Net investment income	844.6	786.7	912.5	57.9	7%	(125.8)	(14%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(105.2)	(201.5)	(245.0)	96.3	48%	43.5	18%
Portion of OTTI losses recognized in other comprehensive income	55.6	93.1	—	(37.5)	(40%)	93.1	NM
Net OTTI losses recognized in earnings	(49.6)	(108.4)	(245.0)	58.8	54%	136.6	56%
Net realized investment gains (losses), excluding OTTI losses	39.7	6.2	(50.8)	33.5	NM	57.0	112%
Net realized investment gains (losses)	(9.9)	(102.2)	(295.8)	92.3	90%	193.6	65%
Total revenues	2,084.9	2,016.8	1,983.9	68.1	3%	32.9	2%

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,188.6	1,279.9	1,362.3	(91.3)	(7%)	(82.4)	(6%)
Policyholder dividends	309.8	226.8	207.5	83.0	37%	19.3	9%
Policy acquisition cost amortization	298.2	260.6	406.0	37.6	14%	(145.4)	(36%)
Interest expense on indebtedness	31.7	33.1	36.7	(1.4)	(4%)	(3.6)	(10%)
Interest expense on non-recourse collateralized obligations	—	—	11.8	—	NM	(11.8)	(100%)
Other operating expenses	291.3	303.5	254.9	(12.2)	(4%)	48.6	19%
Total benefits and expenses	2,119.6	2,103.9	2,279.2	15.7	1%	(175.3)	(8%)
Income (loss) from continuing operations before income taxes	(34.7)	(87.1)	(295.3)	52.4	60%	208.2	71%
Income tax expense (benefit)	(10.1)	108.9	(118.5)	(119.0)	(109%)	227.4	192%
Income (loss) from continuing operations	(24.6)	(196.0)	(176.8)	171.4	87%	(19.2)	(11%)
Income (loss) from discontinued operations, net of income taxes	12.0	(123.0)	(549.2)	135.0	110%	426.2	78%
Net loss	$(12.6)	$(319.0)	$(726.0)	$306.4	96%	$407.0	56%

Earnings (loss) per share:
Basic	$(0.11)	$(2.74)	$(6.35)	$2.63	96%	$3.61	57%
Diluted	$(0.11)	$(2.74)	$(6.35)	$2.63	96%	$3.61	57%

Weighted-average common shares outstanding (in millions)	116.3	116.5	114.4	(0.2)	NM	2.1	2%

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	116.3	116.5	114.4	(0.2)	NM	2.1	2%

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Our net loss from continuing operations improved $171.4 million to $24.6 million, or ($0.21) per share, for the year ended December 31, 2010 compared to a net loss from continuing operations for the year ended December 31, 2009 of $196.0 million, or $(1.68) per share. The improvement in results from continuing operations reflects increased net investment income, lower net realized investment losses, lower policy benefits and lower income tax expense. These improvements were partially offset by lower premiums, higher policyholder dividends, and higher policy acquisition cost amortization.

Net investment income increased by $57.9 million to $844.6 million for the year ended December 31, 2010 compared to $786.7 million for the year ended December 31, 2009. The increase was primarily due to improved valuations and distributions from venture capital partnerships and other invested assets. These increases were partially offset by a decline in net investment income related to long-term debt securities as a result of lower yields and loss in income on previously impaired bonds.

Net realized investment losses improved $92.3 million to $9.9 million for the year ended December 31, 2010, compared to $102.2 million for the year ended December 31, 2009. The improvement in realized losses was a result of a significant decline in impairments of $58.8 million to $49.6 million compared to $108.4 million in 2010 and 2009, respectively. In addition, realized losses on derivative assets and liabilities improved $23.1 million to $7.9 million in 2010 compared to $31.0 million in 2009. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which improved $42.1 million to a gain of $11.1 million as of December 31, 2010 from a loss of $31.0 million as of December 31, 2009. Of this improvement in embedded derivatives, $29.7 million was associated with the non-performance risk factor. This was partially offset by losses of $19.0 million on our surplus hedge that was entered into during 2010.

Policy benefits decreased $91.3 million to $1,188.6 million for the year ended December 31, 2010 from $1,279.9 million for the year ended December 31, 2009. Unlocking adjustments of $7.7 million and $18.7 million in 2010 and 2009, respectively, decreased overall death benefit and other insurance benefit reserves. Excluding the impact of unlocking, policyholder benefits decreased primarily as a result of the decrease in policyholder dividend obligations in the closed block as a result of the change in the 2011 dividend scale and improved mortality for universal life.

We recorded an income tax benefit of $10.1 million to continuing operations in 2010, compared to an income tax expense of $108.9 million in 2009. As a result of the full valuation allowance position since 2009, a 0% effective tax rate was expected in 2010. However, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $12.1 million tax benefit was recorded to continuing operations, which was partially offset by current tax expense of $2.0 million. In 2009, tax expense of $108.9 million was recognized primarily as a result of the establishment of a full valuation allowance, net of unrealized losses on available-for-sale debt securities.

The decline in premiums was primarily related to the closed block as the number of policies in-force continues to decline.

Policy acquisition cost amortization increased $37.6 million to $298.2 million from $260.6 million in the years ended December 31, 2010 and 2009, respectively. An unlocking of assumptions related to deferred policy acquisition costs resulted in the acceleration of amortization of $46.4 million for the year ended December 31, 2010 and $42.5 million for the year ended December 31, 2009. Excluding the impact of unlocking, amortization related to universal life increased as a result of higher mortality margins. Amortization related to annuities, excluding the impact of unlocking, also increased as a result of lower market performance and smaller improvement in the net amount at risk related to death benefit and other insurance benefit reserves. This was partially offset by lower amortization on the closed block as a result of decrease in surrenders.

For the year ended December 31, 2009, the net loss from discontinued operations primarily consisted of $71.7 million of reserve strengthening related to our discontinued accident and health business and a loss of $48.5 million associated with PFG. The loss related to PFG included $27.0 million for the impairment of goodwill and $22.7 million recognized as the loss on sale.

Year ended December 31, 2009 compared to year ended December 31, 2008

Our net loss from continuing operations for 2009 was $196.0 million, or $1.68 per share, which compares to a net loss from continuing operations for 2008 of $176.8 million, or $1.55 per share. The higher loss from continuing operations for 2009 reflects higher tax expense and lower investment income, partially offset by lower deferred policy acquisition cost amortization and lower operating expenses. Including discontinued operations, our net loss for 2009 was $319.0 million, or $2.74 per share, which compares to a net loss for 2008 of $726.0 million, or $6.35 per share. For 2009, the net loss from discontinued operations included $71.7 million of reserve strengthening related to our discontinued accident and health business and $48.5 million associated with PFG, $27.0 million related to the impairment of goodwill and $22.7 million related to the loss on the sale.

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

Net investment income declined by $125.8 million to $786.7 million in 2009 from $912.5 million in 2008, primarily from lower investment income on alternative investments. The lower investment income included the following:

•

Investment income on assets supporting surplus declined by $26.9 million to a loss of $2.3 million in 2009, compared to $24.6 million in 2008. The decrease was primarily a result of lower income from our alternative investments which are reported to the Company on a one quarter lag basis in accordance with partnership accounting.

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

In 2009, we had net realized losses of $102.2 million, compared to net realized losses of $295.8 million in 2008. Net realized losses in 2009 were primarily driven by OTTI losses of $108.4 million, partially offset by transaction-related gains of $6.2 million. Net realized losses in 2008 were driven by OTTI losses of $245.0 million and transaction-related losses of $50.8 million.

Our income tax expense related to continuing operations increased by $227.4 million to $108.9 million in 2009 from an income tax benefit of $118.5 million in 2008. In 2009, we increased the valuation allowance on the net deferred tax asset by $168.4 million after the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of expiration of loss carryovers and credits.

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2010	2009	2008

Deposits	$220.8	$142.6	$628.9
Performance and interest credited	446.3	732.8	(1,221.9)
Fees	(56.2)	(53.7)	(55.5)
Benefits and surrenders	(526.5)	(631.1)	(882.3)
Change in funds on deposit	84.4	190.6	(1,530.8)
Funds on deposit, beginning of year	3,926.1	3,735.5	5,266.3
Annuity funds on deposit, end of year	$4,010.5	$3,926.1	$3,735.5

2010 vs. 2009

Annuity funds on deposit increased during the years ended December 31, 2010 and 2009. Funds on deposit increased $106.2 million more during 2009 than in 2010. While positive market performance contributed to the increase in both years, the market recovery during 2009 resulted in a larger increase of funds. Partially offsetting lower market performance was an increase in deposits over prior year, reflecting new sales of our fixed indexed annuities and lower surrenders in 2010 compared to 2009.

2009 vs. 2008

For the year ended December 31, 2009, annuity funds on deposit increased compared to the year ended December 31, 2008. The primary drivers of these improvements were stronger fund performance from stronger equity markets and a reduction in the dollar amount of surrenders. These improvements were partially offset by lower deposits in 2009 as compared to 2008. The decline in deposits reflects the loss of several key distribution relationships in early 2009.

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2010	2009	2008

Deposits	$108.5	$115.8	$142.2
Performance and interest credited	143.6	244.3	(486.1)
Fees and cost of insurance	(89.1)	(95.3)	(101.3)
Benefits and surrenders	(179.9)	(161.4)	(110.0)
Change in funds on deposit	(16.9)	103.4	(555.2)
Funds on deposit, beginning of year	1,168.5	1,065.1	1,620.3
Variable universal life funds on deposit, end of year	$1,151.6	$1,168.5	$1,065.1

2010 vs. 2009

Variable universal life funds on deposit decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009. Deposits and fees and cost of insurance remained relatively flat. Benefits and surrenders offset performance for the year ended December 31, 2010 as a result of higher surrenders and lower market performance as compared to the year ended December 31, 2009.

2009 vs. 2008

For the year ended December 31, 2009, variable universal life funds on deposit increased compared to the prior year period. The increase reflected stronger equity markets during the second half of 2009. Partially offsetting the increase was a decrease in deposits from lower sales and renewal premiums, as well as higher surrenders than in the prior year.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2010	2009	2008

Deposits	$336.2	$351.4	$587.5
Interest credited	85.7	96.6	97.7
Fees and cost of insurance	(420.1)	(434.4)	(405.9)
Benefits and surrenders	(163.6)	(188.9)	(147.2)
Change in funds on deposit	(161.8)	(175.3)	132.1
Funds on deposit, beginning of year	2,080.7	2,256.0	2,123.9
Universal life funds on deposit, end of year	$1,918.9	$2,080.7	$2,256.0

2010 vs. 2009

Universal life funds on deposit decreased during both years ended December 31, 2010 and 2009. Fees and cost of insurance charges offset deposits and interest credited during both periods. Benefits and surrenders improved in 2010 compared to 2009 as a result of favorable mortality experience.

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

Income Taxes

The effective tax rate for 2010, 2009 and 2008 was 29.1%, (125.0%) and 40.1%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2010 was an adjustment to tax attribute carryovers as a result of the effective settlement of an IRS audit partially offset by a decrease in the valuation allowance. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% in 2009 was an increase in the valuation allowance partially offset by realized gains on available-for-sale securities pledged as collateral.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information related to income taxes.

Effects of Inflation

For the years 2010, 2009 and 2008, inflation did not have a material effect on our consolidated results of operations.

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

We also measure, manage and monitor market risk associated with our general account investments, both those backing insurance liabilities and those supporting surplus. This process involves Corporate Portfolio Management and Goodwin. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities Held in General Account”, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2010, our asset and liability portfolio durations were approximately matched but reflected somewhat lower asset durations because of our recent emphasis on liquidity. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2010
Financial Instruments:		-100 Basis		+100 Basis
($ in millions)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$121.9	$122.0	$121.9	$121.8
Available-for-sale debt securities	10,893.8	11,381.9	10,893.8	10,405.8
Mortgage loans	4.1	4.2	4.1	3.9
Totals	$11,019.8	$11,508.1	$11,019.8	$10,531.5

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

The table below shows the interest rate sensitivity of our general account derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of Derivatives:	As of December 31, 2010
($ in millions)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Cross currency swaps	$15.0	4.1	$(0.1)	$(0.1)	$(0.1)
Equity futures	58.3	0.2	32.1	32.0	31.9
Interest rate swaps	87.0	7.3	5.6	1.0	(3.2)
Variable swaps	0.9	6.0	(0.6)	(0.6)	(0.5)
Call options	34.8	0.9	5.1	5.3	5.4
Put options	448.0	7.3	98.2	83.3	70.4
Swaptions	44.0	0.7	8.8	4.8	2.0
Totals – general account	$688.0		$149.1	$125.7	$105.9

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on derivative instruments.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, we employ a staff of experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds, private equity partnership interests and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $47.5 million in available-for-sale equity securities on our balance sheet as of December 31, 2010.

Certain annuity products sold by our Life Companies contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2010 and 2009, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $116.7 million and $292.9 million, respectively. This was our exposure to loss had all contract owners died on either December 31, 2010 or 2009. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The GMAB guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The GMWB guarantees that a policyholder can withdraw a certain percentage for life regardless of market performance. The GMIB guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We also offer a combination rider that offers both GMAB and GMDB benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We hedge our GMAB and GMWB exposure. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The liabilities related to these benefits totaled $32.0 million and $41.8 million at December 31, 2010 and 2009, respectively.

We analyze the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and fees earned. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2010 we had reprojected EGPs using a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $5.1 million, before taxes.

If, instead, at December 31, 2010 we had reprojected EGPs using a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated decrease to amortization and increase to net income would have been approximately $4.6 million, before taxes.

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2010. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2010, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $139.8 million and $133.3 million, respectively. We made contributions totaling $25.7 million to the pension plans during 2010. We made contributions totaling $3.6 million to the pension plans during 2009. Over the next 12 months, we expect to make contributions of approximately $16.4 million, of which approximately $3.5 million will be made in the first quarter of 2011.

Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants ceased earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). This change was announced in 2009 and a curtailment was recognized for the reduction in the expected years of future service.

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our employee benefit plans.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2010, our general account debt securities, with a carrying value of $10,893.8 million, represented 76.9% of total general account investments. Public debt securities represented 70.7% of total debt securities, with the remaining 29.3% represented by private debt securities.

See Note 12 of our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
Rating	Designation	2010	2009	2010	2009	2010	2009

1	AAA/AA/A	$6,408.9	$5,832.8	$5,029.1	$4,549.0	$1,379.8	$1,283.8
2	BBB	3,531.7	3,387.0	2,069.2	2,041.7	1,462.5	1,345.3
Total investment grade		9,940.6	9,219.8	7,098.3	6,590.7	2,842.3	2,629.1
3	BB	472.2	643.8	347.4	402.3	124.8	241.5
4	B	265.8	231.0	145.6	124.3	120.2	106.7
5	CCC and lower	149.7	150.5	68.4	86.7	81.3	63.8
6	In or near default	65.5	87.9	39.3	59.8	26.2	28.1
Total debt securities		$10,893.8	$10,333.0	$7,699.0	$7,263.8	$3,194.8	$3,069.2

General Account Debt Securities	As of December 31, 2010
by Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$762.3	$726.8	$43.0	$(7.5)	$35.5
State and political subdivision	218.7	217.7	5.5	(4.5)	1.0
Foreign government	170.5	150.8	20.1	(0.4)	19.7
Corporate	5,917.6	5,637.7	418.0	(138.1)	279.9
CMBS	1,148.4	1,124.5	49.4	(25.5)	23.9
RMBS	1,994.7	2,039.7	45.5	(90.5)	(45.0)
CDO/CLO	251.6	299.5	7.7	(55.6)	(47.9)
Other asset-backed	430.0	431.0	7.8	(8.8)	(1.0)
Total debt securities	$10,893.8	$10,627.7	$597.0	$(330.9)	$266.1
Debt securities outside closed block
Unrealized gains	$3,270.3	$3,078.4	$191.9	$—	$191.9
Unrealized losses	1,238.1	1,443.3	—	(205.2)	(205.2)
Total outside the closed block	4,508.4	4,521.7	191.9	(205.2)	(13.3)
Debt securities in closed block
Unrealized gains	5,281.4	4,876.3	405.1	—	405.1
Unrealized losses	1,104.0	1,229.7	—	(125.7)	(125.7)
Total in the closed block	6,385.4	6,106.0	405.1	(125.7)	279.4
Total debt securities	$10,893.8	$10,627.7	$597.0	$(330.9)	$266.1

General Account Debt Securities	As of December 31, 2010
by Type and Credit Quality:	Investment Grade		Below Investment Grade
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$762.3	$726.8	$—	$—
State and political subdivision	205.1	201.5	13.6	16.2
Foreign government	140.3	126.2	30.2	24.6
Corporate	5,340.9	5,003.4	576.7	634.3
CMBS	1,109.8	1,072.2	38.6	52.3
RMBS	1,918.8	1,943.0	75.9	96.7
CDO/CLO	84.9	95.2	166.7	204.3
Other asset-backed	378.5	377.4	51.5	53.6
Total debt securities	$9,940.6	$9,545.7	$953.2	$1,082.0

Percentage of total debt securities	91.3%	89.8%	8.7%	10.2%

General Account Investment Grade Debt Securities at Fair Value:		As of December 31, 2010
($ in millions)		Total	AAA/AA/A	BBB

U.S. government and agency		$762.3	$657.1	$105.2
State and political subdivision		205.1	171.0	34.1
Foreign government		140.3	41.0	99.3
Corporate		5,340.9	2,274.1	3,066.8
CMBS		1,109.8	1,104.8	5.0
RMBS		1,918.8	1,790.2	128.6
CDO/CLO		84.9	56.3	28.6
Other asset-backed		378.5	314.4	64.1
Total debt securities		$9,940.6	$6,408.9	$3,531.7

Percentage of total debt securities		91.3%	58.9%	32.4%

General Account Below Investment Grade	As of December 31, 2010
Debt Securities at Fair Value:				CC or	In or Near
($ in millions)	Total	BB	B	Lower	Default

U.S. government and agency	$—	$—	$—	$—	$—
State and political subdivision	13.6	13.6	—	—	—
Foreign government	30.2	30.2	—	—	—
Corporate	576.7	303.7	161.9	94.5	16.6
CMBS	38.6	4.2	27.7	6.7	—
RMBS	75.9	47.1	21.1	6.5	1.2
CDO/CLO	166.7	52.7	44.0	34.6	35.4
Other asset-backed	51.5	20.7	11.1	7.4	12.3
Total debt securities	$953.2	$472.2	$265.8	$149.7	$65.5

Percentage of total debt securities	8.7%	4.3%	2.4%	1.4%	0.6%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2010 in our debt securities portfolio were banking (6.6%), electrical utilities (4.9%), insurance (3.4%), oil (3.0%) and hospital management and services (2.7%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, tighter credit standards and high unemployment continue to impact the RMBS market. Delinquency rates for all sectors of the RMBS market, including sub-prime, Alt-A and prime, are above historical averages.

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

Most of our RMBS portfolio is highly rated. At December 31, 2010, 84.4% of the total residential portfolio was rated AAA or AA. We have $168.3 million of sub-prime exposure, $254.3 million of Alt-A exposure and $505.9 million of prime exposure, which combined amount to 6.5% of our general account. The majority of our sub-prime, Alt-A and prime exposure is investment grade, with 48.7% being AAA rated and another 20.8% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2010 totaled $15.8 million. These impairments consist of $4.3 million from prime, $9.9 million from Alt-A and $1.6 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2010
	Carrying	Market	% General					BB and	% Closed
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,031.6	$1,066.2	7.5%	100.0%	0.0%	0.0%	0.0%	0.0%	63.3%
Prime	527.1	505.9	3.5%	57.1%	11.6%	3.1%	1.9%	26.3%	41.0%
Alt-A	290.2	254.3	1.8%	35.6%	21.5%	6.3%	6.9%	29.7%	31.0%
Sub-prime	190.8	168.3	1.2%	56.4%	17.9%	0.0%	7.7%	18.0%	12.5%
Total	$2,039.7	$1,994.7	14.0%	77.2%	7.2%	1.6%	2.0%	12.0%	49.3%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and
	Value	Value	Account(1)	2007	2007	2006	2005	Prior
Rating
AAA	$290.0	$289.0	2.0%	0.0%	0.0%	1.8%	6.2%	92.0%
AA	62.7	58.6	0.4%	0.0%	2.9%	28.0%	0.0%	69.1%
A	16.0	15.6	0.1%	0.0%	0.0%	0.0%	87.1%	12.9%
BBB	10.7	9.5	0.1%	0.0%	0.0%	0.0%	84.3%	15.7%
BB and Below	147.7	133.2	0.9%	0.0%	8.1%	46.1%	42.8%	3.0%
Total	$527.1	$505.9	3.5%	0.0%	2.5%	16.4%	19.1%	62.0%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of December 31, 2010
				Year of Issuer
	Carrying	Market	% General	Post-				2004 and
	Value	Value	Account(1)	2007	2007	2006	2005	Prior
Rating
AAA	$99.2	$90.6	0.7%	0.0%	0.0%	0.0%	5.0%	95.0%
AA	63.9	54.6	0.4%	0.0%	0.0%	61.1%	14.3%	24.6%
A	16.8	16.1	0.1%	0.0%	0.0%	0.0%	83.1%	16.9%
BBB	23.4	17.5	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
BB and Below	86.9	75.5	0.5%	0.0%	6.0%	25.9%	56.9%	11.2%
Total	$290.2	$254.3	1.8%	0.0%	1.8%	20.8%	27.0%	50.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2010
				Year of Issuer
	Carrying	Market	% General	Post-				2004 and
	Value	Value	Account(1)	2007	2007	2006	2005	Prior
Rating
AAA	$98.3	$94.8	0.7%	9.1%	10.3%	4.4%	30.4%	45.8%
AA	31.8	30.1	0.2%	0.0%	0.0%	0.0%	86.8%	13.2%
A	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	18.8	13.1	0.1%	0.0%	28.3%	9.6%	17.5%	44.6%
BB and Below	41.9	30.3	0.2%	0.0%	52.0%	29.3%	17.7%	1.0%
Total	$190.8	$168.3	1.2%	5.2%	17.3%	8.5%	37.2%	31.8%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities (“CMBS”)

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$901.2	$942.0	6.6%	3.9%	3.9%	10.7%	8.5%	73.0%	65.8%
AA	115.3	108.7	0.8%	2.8%	11.3%	15.4%	21.4%	49.1%	52.1%
A	72.9	71.0	0.5%	45.0%	7.3%	2.8%	0.0%	44.9%	43.5%
BBB	42.5	34.5	0.2%	0.0%	33.3%	8.3%	28.5%	29.9%	35.0%
BB and Below	46.9	26.1	0.2%	0.0%	17.0%	17.6%	45.7%	19.7%	45.7%
Total	$1,178.8	$1,182.3	8.3%	6.1%	5.9%	10.7%	10.6%	66.7%	61.9%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $54.3 million and $33.9 million, respectively.

(2)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2010	2009	2008

Total other-than-temporary debt impairments	$(104.6)	$(186.1)	$—
Portion of loss recognized in other comprehensive income	55.6	93.1	—
Net debt impairments recognized in earnings	$(49.0)	$(93.0)	$—

Debt security impairments	$(49.0)	$(93.0)	$(224.0)
Equity security impairments	(0.6)	(5.2)	(2.7)
Other investments impairments	—	(10.2)	(16.0)
Debt and equity securities pledged as collateral impairments	—	—	(2.3)
Impairment losses	(49.6)	(108.4)	(245.0)
Debt security transaction gains	61.2	38.3	8.1
Debt security transaction losses	(15.8)	(62.1)	(17.9)
Equity security transaction gains	—	2.2	13.4
Equity security transaction losses	—	—	(42.9)
Mortgage loan transaction gains (losses)	—	—	(0.1)
Venture capital partnership transaction gains (losses)	(0.3)	(3.6)	(3.0)
Other investments transaction gains	—	1.4	—
Other investments transaction losses	(1.0)	—	(0.9)
Real estate transaction gains	—	—	2.4
Debt and equity securities pledged as collateral gains	—	—	2.2
CDO deconsolidation	—	57.0	—
Net transaction gains (losses)	44.1	33.2	(38.7)
Realized gains (losses) on fair value option investments	3.5	4.0	(18.4)
Realized gains (losses) on derivative assets and liabilities	(7.9)	(31.0)	6.3
Net realized investment gains (losses), excluding impairment losses	39.7	6.2	(50.8)
Net realized investment losses, including impairment losses	$(9.9)	$(102.2)	$(295.8)

Other-Than-Temporary Impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The non-credit related loss component is equal to the difference between the fair value of a security and its impaired carrying value.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At December 31, 2010, this included debt securities with $70.7 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Debt Securities

Fixed maturity OTTIs recorded in 2010 were primarily concentrated in structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $49.0 million in 2010 and $93.0 million in 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $55.6 million in 2010 and $93.1 million in 2009.

Prospectively, we will account for the OTTI security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accrete the difference as interest income.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	As of December 31,
of the OTTI Loss was Recognized in Other Comprehensive Income:	2010	2009
($ in millions)
Balance, beginning of year	$(44.4)	$(41.6)
Add: Credit losses on OTTIs not previously recognized	(17.1)	(39.4)
Less: Credit losses on securities sold	11.4	45.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(21.0)	(8.8)
Less: Credit losses upon adoption of ASC 815	10.7	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of year	$(60.4)	$(44.4)

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of December 31, 2010. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of December 31, 2010
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,205	1,112	2,140	838	1,065	274
Unrealized gains (losses)	$597.0	$(330.9)	$191.9	$(205.2)	$405.1	$(125.7)
Applicable policyholder dividend obligation (reduction)	405.1	(125.7)	—	—	405.1	(125.7)
Applicable deferred policy acquisition costs (benefit)	136.6	(121.2)	136.6	(121.2)	—	—
Applicable deferred income taxes (benefit)	19.3	(29.4)	19.3	(29.4)	—	—
Offsets to net unrealized gains (losses)	561.0	(276.3)	155.9	(150.6)	405.1	(125.7)
Unrealized gains (losses) after offsets	$36.0	$(54.6)	$36.0	$(54.6)	$—	$—
Net unrealized losses after offsets		$(18.6)		$(18.6)		$—

Equity securities
Number of positions	65	13	41	7	24	6
Unrealized gains (losses)	$19.5	$(0.7)	$11.4	$(0.4)	$8.1	$(0.3)
Applicable policyholder dividend obligation (reduction)	8.1	(0.3)	—	—	8.1	(0.3)
Applicable deferred income taxes (benefit)	4.0	(0.1)	4.0	(0.1)	—	—
Offsets to net unrealized gains (losses)	12.1	(0.4)	4.0	(0.1)	8.1	(0.3)
Unrealized gains (losses) after offsets	$7.4	$(0.3)	$7.4	$(0.3)	$—	$—
Net unrealized gains (losses) after offsets	$7.1		$7.1		$—

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss). The table below presents the special category of accumulated other comprehensive income for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of accumulated other comprehensive income) and the subsequent changes in fair value.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.4)	(4.1)
CMBS	(18.7)	(4.1)
RMBS	(72.2)	(39.7)
CDO/CLO	(19.9)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in accumulated other comprehensive income	$(116.2)	$(80.8)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in accumulated other comprehensive income which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2010
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Total fair value	$1,238.1	$409.7	$18.9	$809.5
Total amortized cost	1,443.3	422.2	20.1	1,001.0
Unrealized losses	$(205.2)	$(12.5)	$(1.2)	$(191.5)
Unrealized losses after offsets	$(54.5)	$(4.5)	$(0.5)	$(49.5)
Number of securities	838	312	19	507

Investment grade:
Unrealized losses	$(87.8)	$(10.1)	$(0.3)	$(77.4)
Unrealized losses after offsets	$(25.1)	$(3.8)	$(0.1)	$(21.2)

Below investment grade:
Unrealized losses	$(117.4)	$(2.4)	$(0.9)	$(114.1)
Unrealized losses after offsets	$(29.4)	$(0.7)	$(0.4)	$(28.3)

Equity Securities Outside Closed Block
Unrealized losses	$(0.4)	$(0.2)	$—	$(0.2)
Unrealized losses after offsets	$(0.3)	$(0.1)	$—	$(0.2)
Number of securities	7	6	—	1

For debt securities outside of the closed block with gross unrealized losses, 46.1% of the unrealized losses after offsets pertain to investment grade securities and 53.9% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss), that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(143.7)	$(5.2)	$(8.8)	$(129.7)
Unrealized losses over 20% of cost after offsets	$(36.2)	$(1.6)	$(2.8)	$(31.8)
Number of securities	184	15	28	141

Investment grade:
Unrealized losses over 20% of cost	$(44.0)	$(1.1)	$(4.1)	$(38.8)
Unrealized losses over 20% of cost after offsets	$(11.7)	$(0.4)	$(1.0)	$(10.3)

Below investment grade:
Unrealized losses over 20% of cost	$(99.7)	$(4.1)	$(4.7)	$(90.9)
Unrealized losses over 20% of cost after offsets	$(24.5)	$(1.2)	$(1.8)	$(21.5)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$(0.1)	$(0.3)	$—
Unrealized losses over 20% of cost after offsets	$(0.2)	$—	$(0.2)	$—
Number of securities	4	3	1	—

Duration of Gross Unrealized Losses on	As of December 31, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,104.0	$446.4	$10.6	$647.0
Total amortized cost	1,229.7	460.6	11.7	757.4
Unrealized losses	$(125.7)	$(14.2)	$(1.1)	$(110.4)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	274	97	7	170

Investment grade:
Unrealized losses	$(77.8)	$(10.5)	$(0.2)	$(67.1)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(47.9)	$(3.7)	$(0.9)	$(43.3)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(0.3)	$—	$—	$(0.3)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	6	4	1	1

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at December 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(69.8)	$(6.8)	$(6.0)	$(57.0)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	55	8	10	37

Investment grade:
Unrealized losses over 20% of cost	$(38.5)	$(2.5)	$(2.1)	$(33.9)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(31.3)	$(4.3)	$(3.9)	$(23.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(0.3)	$—	$(0.3)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	2	1	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:				Increase (decrease) and
($ in millions)	Years Ended December 31,			percentage change
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Continuing operations:
Cash from (for) operating activities	$(248.0)	$(560.8)	$87.6	$312.8	56%	$(648.4)	NM
Cash from (for) investing activities	(57.4)	709.6	287.1	(767.0)	(108%)	422.5	147%
Cash from (for) financing activities	167.5	(196.8)	(531.5)	364.3	185%	334.7	63%
	$(137.9)	$(48.0)	$(156.8)	$(89.9)	(187%)	$108.8	69%

Discontinued operations:
Cash from (for) operating activities	$(10.0)	$(22.2)	$(34.6)	$12.2	55%	$12.4	36%
Cash from (for) investing activities	13.1	(47.1)	2.8	60.2	128%	(49.9)	NM
Cash from financing activities	—	0.2	35.0	(0.2)	(100%)	(34.8)	(99%)
	$3.1	$(69.1)	$3.2	$72.2	104%	$(72.3)	NM

———————

Not meaningful (NM)

2010 vs. 2009

Continuing Operations

Cash used for operating activities decreased by $312.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily the result of a decrease in policyholder benefits of $354.4 million consistent with favorable mortality and lower surrenders as compared with prior year. Premiums collected were $53.9 million lower, which was primarily offset by $40.6 million of lower policy acquisition costs as a result of decline in sales. Investment income collected declined $36.6 million primarily as a result of lower yields as compared to prior year and loss in income recognized on previously impaired bonds.

Investment proceeds, net of purchases, decreased by $591.5 million. In addition, outflows for policyholder loan advances decreased by $215.2 million as a result of repayment of outstanding loan balances primarily associated with one large surrender in the second quarter of 2009. Cash proceeds of $32.9 million were received from the sale of PFG and PLARNY.

Cash flows from financing activities were $167.5 million for the year ended December 31, 2010, an increase of $364.1 million compared to cash flows for financing activities of $196.6 million for the year ended December 31, 2009. This was primarily the result of a decrease of $253.8 million in policyholder withdrawals as a result of lower surrenders. In addition, policyholder deposits increased $95.6 million as a result of new sales of fixed indexed annuities. See Note 7 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on financing activities.

Discontinued Operations

Cash flows from discontinued operations were positive for the year ended December 31, 2010, an increase of $72.2 million compared to the year ended December 31, 2009. This was primarily a result of a decrease in available-for-sale assets related to the discontinued reinsurance operations business consistent with the net decline in policyholder benefits and accruals during 2010. This compared to an increase in available-for-sale assets consistent with the net increase in policyholder benefits and accruals during 2009.

2009 vs. 2008

Continuing Operations

Cash for operating activities decreased $648.4 million for the year ended December 31, 2009 versus 2008. The primary driver of this decrease was higher policy benefits of $856.8 million related to higher surrenders and benefit payments in 2009 which was partially offset by the repayment of loan balances upon surrender as reflected in cash from investing activities below. Premiums collected also decreased $106.3 million, primarily related to decrease in renewal premiums on participating policies within the closed block. In addition, there was a decrease in net investment income of $50.8 million as a result of lower investment yields and fewer cash distributions from venture capital investments. These items were partially offset by a reduction of policy acquisition costs paid of $330.3 million, as a result of lower sales, and an increase in fee income of $34.5 million, primarily related to higher cost of insurance fees.

Cash from investing activities increased by $422.5 million. The primary driver of this fluctuation was an increase of $283.8 million from repayment of outstanding loan balances primarily associated with one large surrender in the second quarter of 2009. The cash flows associated with surrenders are reflected in cash for operating activities which is offset by any outstanding loan balances at the time of surrender which is reflected in cash from investing activities. Investment purchases, net of sales, increased $181.6 million, which was partially offset by a decrease of $47.1 related to the deconsolidation of CDOs as of January 1, 2009.

Discontinued Operations

Cash from discontinued operations decreased $72.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This was primarily driven by a $34.8 million decrease in financing cash flows resulting from the sale of a portion of our asset management business in 2008.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $64.8 million in 2011. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and RBC of that entity. Our capitalization increased in the current year compared to a decline in the prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience future declines. As of December 31, 2010, we had $763.2 million of statutory surplus and AVR and our estimated RBC ratio was in excess of 200% at Phoenix Life. See Note 22 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

On June 17, 2009, we filed a non-automatic shelf registration (the “shelf registration statement”) with the SEC for the potential offering and sale of up to $650 million of debt and equity securities. The SEC subsequently informed us that it had no further comments related to the shelf registration statement. In 2010, after we evaluated the costs and benefits of having the shelf registration statement declared effective, we decided not to seek a declaration of effectiveness from the SEC and, therefore, the shelf registration statement was withdrawn.

In 2010 and 2009, the Company did not pay any stockholder dividends. In 2008, the Company paid dividends of $0.16 per share, totaling $18.8 million.

On December 31, 2008, we spun-off our asset management subsidiary, renamed Virtus, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

We sponsor post-employment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of the majority of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the years ended December 31, 2010, 2009 and 2008 was $19.2 million, $20.6 million and $22.8 million, respectively. As of December 31, 2010, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Cash from operating activities	$9.2	$9.1	$24.0	$0.1	1%	$(14.9)	(62%)
Cash from (for) investing activities	(7.7)	(29.3)	9.2	21.6	74%	(38.5)	NM
Cash from (for) financing activities	—	(13.2)	(171.5)	13.2	100%	158.3	92%

———————

Not meaningful (NM)

2010 vs. 2009

Cash received from operating activities remained flat for the year ended December 31, 2010, compared with the year ended December 31, 2009. Income tax benefits declined as a result of the prior year tax benefit recognized for the year ended December 31, 2009 related to the 2008 spin-off of Virtus. However, this decline was offset by an increase in cash dividends from subsidiaries as well as a decline in operating expenses.

Investing activities produced a cash outflow primarily as a result of capital contributions and advances to subsidiaries. This was partially offset by proceeds from debt security redemptions as well as proceeds received for the sale of PFG.

There was no cash activity related to financing activities in the current year as compared to prior year outflows related to the repurchase of our senior unsecured bonds.

2009 vs. 2008

Cash received from operating activities decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, related to lower cash dividends received from subsidiaries, which was partially offset by lower tax payments.

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

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2010		2009
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$226.8	4%	$270.2	6%
Subject to discretionary withdrawal without adjustment	997.3	20%	1,001.7	20%
Subject to discretionary withdrawal with market value adjustment	443.5	9%	217.4	4%
Subject to discretionary withdrawal at contract value less surrender charge	53.0	1%	114.7	2%
Subject to discretionary withdrawal at market value	3,352.0	66%	3,313.6	68%
Total annuity contract reserves and deposit fund liability	$5,072.6	100%	$4,917.6	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2010, our Life Companies had approximately $11.2 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2010 were $2.4 billion.

Aggregate life surrenders in 2010 were 8.0% of related reserves, compared with 9.6% in 2009. Cash, treasuries and agency mortgage-backed securities accounted for 8.5% of fixed income investments at year end 2010, as compared to 10.6% at year end 2009. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

In 2004, we issued $175.0 million principal of surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs. Interest payments are at an annual rate of 7.15%, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York insurance law.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Rating downgrades may result in lower sales, higher surrenders and increased or decreased interest costs in connection with future borrowings.

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on all ratings from negative to stable. On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb.

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

The financial strength and debt ratings as of March 7, 2011 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Stable	bb-	Stable
Moody’s	Ba2	Stable	B3	Stable
Standard & Poor’s	BB-	Negative	CCC+	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	As of December 31,		percentage change
	2010	2009	2010 vs. 2009
ASSETS
Available-for-sale debt securities, at fair value	$10,893.8	$10,333.0	$560.8	5%
Available-for-sale equity securities, at fair value	47.5	25.2	22.3	88%
Venture capital partnerships, at equity in net assets	220.0	188.6	31.4	17%
Policy loans, at unpaid principal balances	2,386.5	2,324.4	62.1	3%
Other investments	516.9	539.7	(22.8)	(4%)
Fair value option investments	102.1	69.3	32.8	47%
Total investments	14,166.8	13,480.2	686.6	5%
Cash and cash equivalents	121.9	256.7	(134.8)	(53%)
Accrued investment income	169.5	176.3	(6.8)	(4%)
Receivables	405.7	356.6	49.1	14%
Deferred policy acquisition costs	1,444.3	1,916.0	(471.7)	(25%)
Deferred income taxes	116.4	166.2	(49.8)	(30%)
Other assets	174.5	195.7	(21.2)	(11%)
Discontinued operations assets	61.0	3,620.4	(3,559.4)	(98%)
Separate account assets	4,416.8	4,418.1	(1.3)	0%
Total assets	$21,076.9	$24,586.2	$(3,509.3)	(14%)

LIABILITIES
Policy liabilities and accruals	$12,992.5	$13,151.1	$(158.6)	(1%)
Policyholder deposit funds	1,494.1	1,342.7	151.4	11%
Indebtedness	427.7	428.0	(0.3)	0%
Other liabilities	540.3	529.8	10.5	2%
Discontinued operations liabilities	50.0	3,585.4	(3,535.4)	(99%)
Separate account liabilities	4,416.8	4,418.1	(1.3)	0%
Total liabilities	19,921.4	23,455.1	(3,533.7)	(15%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,632.3	2,628.6	3.7	0%
Accumulated deficit	(1,163.5)	(1,146.7)	(16.8)	(1%)
Accumulated other comprehensive loss	(133.8)	(171.3)	37.5	22%
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,155.5	1,131.1	24.4	2%
Total liabilities and stockholders’ equity	$21,076.9	$24,586.2	$(3,509.3)	(14%)

———————

Not meaningful (NM)

December 31, 2010 compared to December 31, 2009

Assets

The increase in total investments was primarily the result of an increase in the value of available-for-sale debt securities from lower interest rates and spread tightening in non-treasury sectors. Venture capital partnerships increased from improved valuations as well as equity in earnings for the partnerships. Fair value option investments increased as a result of the initial election of the fair value option on beneficial interests in securitized financial assets pursuant to our adoption of new accounting guidance as of July 1, 2010. See Note 2 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Cash and cash equivalents decreased due to a shift in investments towards available-for-sale debt securities.

The increase in receivables primarily related to ceded reserves on term business to reflect an increase in reserves on our direct term business.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	As of December 31,		percentage change
($ in millions)	2010	2009	2010 vs. 2009

Variable universal life	$238.5	$275.1	$(36.6)	(13%)
Universal life	570.2	888.3	(318.1)	(36%)
Variable annuities	189.8	243.6	(53.8)	(22%)
Fixed annuities	0.3	8.3	(8.0)	(96%)
Traditional life	445.5	500.7	(55.2)	(11%)
Total deferred policy acquisition costs	$1,444.3	$1,916.0	$(471.7)	(25%)

Deferred policy acquisition costs decreased as a result of declines in offsets for unrealized losses on debt securities as well as amortization. Also contributing to the decrease was an unlocking of assumptions related to deferred policy acquisition costs during 2010 which resulted in an acceleration of amortization of $46.4 million, primarily in the universal life line of business.

The decrease in the deferred tax asset was primarily driven by the decline in gross unrealized losses relating to the available-for-sale debt securities.

The decrease in discontinued operations assets related to the sale of PFG. See Note 21 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Liabilities and Stockholders’ Equity

Change in policyholder deposit funds was primarily a result of the increase in account balances from positive market performance as well as an increase in sales related to our fixed indexed annuity products.

The decrease in discontinued operations liabilities related to the sale of PFG. See Note 21 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Accumulated other comprehensive loss improved as a result of an increase in the value of investments as well as a corresponding decrease in deferred policy acquisition cost offsets.

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2010
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$1,113.1	$31.4	$62.8	$62.8	$956.1
Operating lease obligations(1)	22.5	2.5	3.9	3.8	12.3
Other purchase liabilities(2)	124.3	35.4	48.1	40.0	0.8
Policyholder contractual obligation(3)	42,395.8	2,467.9	4,305.7	3,945.2	31,677.0
Total contractual obligations(4)	$43,655.7	$2,537.2	$4,420.5	$4,051.8	$32,646.2

Commercial Commitment Expirations
Standby letters of credit(5)	$1.7	$—	$—	$—	$1.7
Other commercial commitments(6)	245.9	88.9	99.7	54.8	2.5
Total commercial commitments	$247.6	$88.9	$99.7	$54.8	$4.2

———————

(1)

Future operation lease obligations include amounts for leased property of our private placement discontinued operations of $0.2 million in 2011. All future obligations for leased property of our discontinued operations were assumed by the buyer upon completion of the sale on June 23, 2010. See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

(2)

Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount does not include our expected pension contribution of approximately $16.4 million in 2011. See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on pension and other postretirement benefits.

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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2010 consolidated balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(4)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

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

Commitments Related to Recent Business Combinations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, we determined that these operations are reflected as discontinued operations. The 2009 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Phoenix Life and Reassurance Company of New York

Included within the January 4, 2010 agreement with Tiptree was a provision for the purchase of PLARNY pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY for an amount equal to its aggregate capital and surplus. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $18.7 million, $46.7 million and $23.5 million for 2010, 2009 and 2008, respectively.

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

Funded Status of Qualified and Non-Qualified	Employee Plan		Supplemental Plans
Pension Plans:	As of December 31,
($ in millions)	2010	2009	2010	2009

Plan assets, end of year	$436.0	$387.0	$—	$—
Projected benefit obligation, end of year	(575.8)	(548.3)	(133.3)	(130.4)
Plan assets less than projected benefit obligations, end of year	$(139.8)	$(161.3)	$(133.3)	$(130.4)

The changes in the projected benefit obligations of the employee plan and the supplemental plans at December 31, 2010 as compared to December 31, 2009 are principally the result of accrued service cost and interest cost.

We made contributions to the pension plan totaling $25.7 million during 2010. We made contributions totaling $3.6 million during 2009. Over the next 12 months, we expect to make contributions of approximately $16.4 million, of which approximately $3.5 million will be made in the first quarter of 2011. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen and no new participants will be accepted into the plans.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(58.8) million and $(61.6) million as of December 31, 2010 and 2009, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 12 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of December 31, 2010, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) increased from $576.9 million at December 31, 2009 to $766.4 million at December 31, 2010. The principal factors resulting in this increase were net income from operations of $226.6 million and changes in deferred taxes and non-admitted assets of $34.4 million, offset by net realized losses of $38.4 million.

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

Authorized Control Level – results when Total Adjusted Capital falls below 50% of Company Action Level RBC as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the Company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the Company under regulatory control.

The estimated RBC of Phoenix Life as of December 31, 2010 was in excess of 200% of the Company Action Level.

See Note 22 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the identification of a material weakness in our internal control over financial reporting, as further discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” these officers have concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our period reports under the Exchange Act.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of our consideration of the events and circumstances giving rise to the material weakness and these procedures, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that, as of December 31, 2010, the Company had a material weakness in the operating effectiveness in its internal control over financial reporting related to the proper accounting for deferred income taxes. The Company’s review procedures failed to identify an error in the assumptions used in the model that assesses the level of the valuation allowance against the deferred tax asset. As a result, the Company recorded an adjustment to their deferred tax asset and other comprehensive income. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-1 through F-2.

Remediation Plan

Management plans to remediate this material weakness by ensuring the operating effectiveness of the review of the valuation allowance and recoverability of the recorded deferred tax asset.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

In lieu of filing this information on Form 8-K under Item 5.02(e), we are filing the following disclosure in this report on Form 10-K within the filing deadlines set forth in Form 8-K.

(i)

Compensation of the Chief Executive Officer (the “CEO”) of The Phoenix Companies, Inc. (the “Company”)

On March 2, 2011, the Company’s Board of Directors (the “Board”), based on the recommendation of the Board’s Compensation Committee, approved adjustments to the compensation package of Mr. James D. Wehr, the Company’s CEO, in recognition of the company’s progress under his leadership. The Board recognized improvement in a number of key areas including capital, earnings, expenses, business persistency, growth initiatives and sales, investment performance and portfolio quality.

Effective March 1, 2011, the Board granted Mr. Wehr an annual base salary of $700,000, which is an increase of $50,000 from his prior annual base salary. Mr. Wehr’s annual incentive target under the Annual Incentive Plan for Executive Officers (the “Annual Incentive Plan”) remains at 100% of Mr. Wehr’s annual base salary, or $700,000, which is an increase of $50,000 from his prior annual incentive target. Mr. Wehr’s long-term incentive target remains at 200% of Mr. Wehr’s annual base salary, or $1,400,000, which is an increase of $100,000 from his prior long-term incentive target. The Committee also enhanced Mr. Wehr’s long-term incentive award for 2011 to include a supplemental equity grant made on March 2, 2011. The enhanced grant is intended to further align him with the future success of strategic initiatives implemented under his leadership and shareholder interests. This grant pursuant to the Company’s equity grant policy, of 238,095 performance-based restricted stock units (“RSUs”), has a grant date value of $600,000 and Company stock price of $2.52 per share, subject to the same performance criteria as the 2011-2013 long-term incentive cycle under the Company’s 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan.

There were no other changes to Mr. Wehr’s compensation package.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405 and paragraphs I(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2011 annual meeting of shareholders, or our 2011 Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Charter and Report”.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2011.

JAMES D. WEHR, age 53, has been President and Chief Executive Officer since April 2009. Previously, Mr. Wehr served as Senior Executive Vice President and Chief Investment Officer of the Company since February 2007, Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, Mr. Wehr was Senior Managing Director and Portfolio Manager of Virtus from 1995 through 2003. Mr. Wehr joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

PETER A. HOFMANN, age 52, has been Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Previously, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering.

PHILIP K. POLKINGHORN, age 53, has been Senior Executive Vice President and President, Life and Annuity of the Company since February 2007. Previously, Mr. Polkinghorn served as Executive Vice President, Life and Annuity of the Company since March 2004. Prior to joining the Company in 2004, Mr. Polkinghorn had been Vice President of Sun Life Financial Company since 2001 with responsibility for the overall management of its annuity business.

EDWARD W. CASSIDY, age 50, has been Executive Vice President, Distribution, of the Company since May 2007, and the Managing Principal of Saybrus Partners, Inc., a Phoenix subsidiary since 2009. Prior to joining the Company in 2006, Mr. Cassidy had been Senior Vice President of Principal Financial Group with responsibility for the oversight of the individual life insurance business, including product development, marketing, underwriting and risk management. Prior to that, Mr. Cassidy spent 15 years at Travelers Life and Annuity Company, where he held a variety of senior distribution positions and, ultimately, as president of Travelers Life Division.

JOHN V. LAGRASSE, age 60, has been Executive Vice President, Alternative Retirement Solutions of the Company since 2007. Mr. LaGrasse joined the Company in 2004 and held a variety of information technology and operational positions including Chief Information Officer of the Company. Prior to joining Phoenix, Mr. LaGrasse owned and led IMAGEN, LLC, a marketing and advertising support company. Prior to that Mr. LaGrasse had served as Executive Vice President and Chief Information Officer of American General Corporation, part of the American General Financial Group.

BONNIE J. MALLEY, age 49, has been Executive Vice President, Human Resources and Corporate Administration, of the Company since 2008. Previously, Ms. Malley served as the head of Human Resources since August 2002 and, in the ensuing years, added other administrative functions. Ms. Malley served as Senior Vice President and Chief Accounting Officer in 2001 and Vice President, Corporate Finance in 1998. Ms. Malley joined the Company in 1985 as a staff auditor within the securities accounting and investment accounting functions.

JOHN T. MULRAIN, age 61, has been Executive Vice President, General Counsel and Secretary of the Company since February 2011. Previously, Mr. Mulrain served as Senior Vice President, General Counsel and Secretary of the Company since July 2009 with responsibility for all legal functions, including corporate compliance, and corporate secretary duties. Prior to that Mr. Mulrain served as Vice President and Counsel, focusing primarily on legal issues relating to investments and portfolio management.

CHRISTOPHER M. WILKOS, age 53, has been Executive Vice President and Chief Investment Officer of the Company since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997.

MICHAEL E. HANRAHAN, age 49, has been Chief Accounting Officer of the Company since February 2010. Mr. Hanrahan had previously held the position of Vice President, Corporate Controller since he joined the Company in November 2008. Prior to that, he had served as Vice President, Corporate Controller of Allied World Assurance Company since 2006 and Vice President, Retirement Division Controller of Prudential Financial since April 2004. Prior to that, Mr. Hanrahan held a series of increasingly senior roles in CIGNA’s retirement and investment businesses since March 1996.

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

Item 11.

Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2011 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2011 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2010 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance. In connection with the dividend related to the spin-off of Virtus, effective December 31, 2008, outstanding stock option and non-vested RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, non-vested awards to Virtus employees were cancelled. As such, unless noted otherwise, the figures listed in the table below and the accompanying footnotes reflect the status of our equity compensation plans after these modifications were made.

	(A)	(B)	I
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise	issue price of	future issuance under
Plan Category	of outstanding options,	outstanding options,	equity compensation plans,
	warrants and rights	warrants and rights(1)	excluding securities
			reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	1,980,916 (3)	N/A	338,137
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan(4)	3,897,304 (5)	$10.73	1,606,043
– Directors Stock Plan(6)	95,316 (7)	$13.98	912,473
Total plans not approved by shareholders	3,992,620	$10.80	2,518,516
Total	5,973,536	$10.80	2,856,653

———————

(1)

Does not take RSUs into account.

(2)

A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as Exhibit 10.22 to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

(3)

This figure consists of the shares underlying 242,111 RSUs that vest over time, 1,416,954 RSUs that are subject to performance contingencies and 321,851 RSUs that are subject to no contingencies (but which are not currently convertible).

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,167,406 of which are fully vested and 825,214 of which are subject to vesting with the passage of time).

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Proposal 1: Election of Directors” of our 2011 Proxy Statement.

Item 14.

Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2011 Proxy Statement.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Annual Report on Form 10-K include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Annual Report on Form 10-K are filed as part of this Annual Report on Form 10-K;

2.

Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto; and

3.

Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Annual Report on Form 10-K. Exhibit numbers 10.1 through 10.56 are management contracts or compensatory plans or arrangements.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 8, 2011	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 8, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 8, 2011	By:	/s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 8, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Jerry J. Jasinowski, Director

*	*
Arthur P. Byrne, Director	Thomas S. Johnson, Chairman

*	*
Sanford Cloud, Jr., Director	Augustus K. Oliver, II, Director

*	/s/ James D. Wehr
Gordon J. Davis, Director	James D. Wehr, Director

*	*
John H. Forsgren, Director	Arthur F. Weinbach, Director

*
Ann Maynard Gray, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting designed to ensure proper accounting for income taxes, including the estimation of the valuation allowance for deferred income taxes, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 7, 2011

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheets

($ in millions, except share data)

December 31, 2010 and 2009

	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,627.7 and $10,675.8)	$10,893.8	$10,333.0
Available-for-sale equity securities, at fair value (cost of $28.7 and $24.4)	47.5	25.2
Venture capital partnerships, at equity in net assets	220.0	188.6
Policy loans, at unpaid principal balances	2,386.5	2,324.4
Other investments	516.9	539.7
Fair value option investments	102.1	69.3
Total investments	14,166.8	13,480.2
Cash and cash equivalents	121.9	256.7
Accrued investment income	169.5	176.3
Receivables	405.7	356.6
Deferred policy acquisition costs	1,444.3	1,916.0
Deferred income taxes	116.4	166.2
Other assets	174.5	195.7
Discontinued operations assets	61.0	3,620.4
Separate account assets	4,416.8	4,418.1
Total assets	$21,076.9	$24,586.2

LIABILITIES:
Policy liabilities and accruals	$12,992.5	$13,151.1
Policyholder deposit funds	1,494.1	1,342.7
Indebtedness	427.7	428.0
Other liabilities	540.3	529.8
Discontinued operations liabilities	50.0	3,585.4
Separate account liabilities	4,416.8	4,418.1
Total liabilities	19,921.4	$23,455.1

COMMITMENTS AND CONTINGENCIES (NOTES 23, 24 & 25)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.1 million and 115.7 million shares outstanding	1.3	1.3
Additional paid-in capital	2,631.0	2,627.3
Accumulated deficit	(1,163.5)	(1,146.7)
Accumulated other comprehensive loss, net of tax	(133.8)	(171.3)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,155.5	1,131.1
Total liabilities and stockholders’ equity	$21,076.9	$24,586.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES:
Premiums	$620.0	$684.2	$765.9
Fee income	630.2	648.1	601.3
Net investment income	844.6	786.7	912.5
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(105.2)	(201.5)	(245.0)
Portion of OTTI losses recognized in other comprehensive income	55.6	93.1	—
Net OTTI losses recognized in earnings	(49.6)	(108.4)	(245.0)
Net realized investment gains (losses), excluding OTTI losses	39.7	6.2	(50.8)
Net realized investment losses	(9.9)	(102.2)	(295.8)
Total revenues	2,084.9	2,016.8	1,983.9

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,188.6	1,279.9	1,362.3
Policyholder dividends	309.8	226.8	207.5
Policy acquisition cost amortization	298.2	260.6	406.0
Interest expense on indebtedness	31.7	33.1	36.7
Interest expense on non-recourse collateralized obligations	—	—	11.8
Other operating expenses	291.3	303.5	254.9
Total benefits and expenses	2,119.6	2,103.9	2,279.2
Loss from continuing operations before income taxes	(34.7)	(87.1)	(295.3)
Income tax expense (benefit)	(10.1)	108.9	(118.5)
Loss from continuing operations	(24.6)	(196.0)	(176.8)
Income (loss) from discontinued operations, net of income taxes	12.0	(123.0)	(549.2)
Net loss	$(12.6)	$(319.0)	$(726.0)

EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.21)	$(1.68)	$(1.55)
Earnings (loss) from continuing operations – diluted	$(0.21)	$(1.68)	$(1.55)
Earnings (loss) from discontinued operations – basic	$0.10	$(1.06)	$(4.80)
Earnings (loss) from discontinued operations – diluted	$0.10	$(1.06)	$(4.80)
Net earnings (loss) – basic	$(0.11)	$(2.74)	$(6.35)
Net earnings (loss) – diluted	$(0.11)	$(2.74)	$(6.35)
Basic weighted-average common shares outstanding (in thousands)	116,340	116,473	114,382
Diluted weighted-average common shares outstanding (in thousands)	116,340	116,473	114,382

COMPREHENSIVE INCOME (LOSS):
Net loss	$(12.6)	$(319.0)	$(726.0)
Net unrealized investment gains (losses)	97.8	570.1	(530.5)
Portion of OTTI losses recognized in other comprehensive income	(36.1)	(60.5)	—
Net unrealized other gains (losses)	(38.7)	58.1	(84.7)
Net unrealized derivative instruments gains (losses)	12.8	(4.0)	9.8
Other comprehensive income (loss)	35.8	563.7	(605.4)
Comprehensive income (loss)	$23.2	$244.7	$(1,331.4)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Cash Flows

($ in millions)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Premiums collected	$610.3	$664.2	$770.5
Fee income collected	610.0	636.8	602.3
Investment income collected	827.6	864.2	915.0
Policy benefits paid, excluding policyholder dividends	(1,650.7)	(2,005.1)	(1,148.3)
Policyholder dividends paid	(303.9)	(318.5)	(347.3)
Policy acquisition costs paid	(27.0)	(67.6)	(397.9)
Interest expense on indebtedness paid	(34.9)	(34.9)	(37.4)
Interest expense on collateralized obligations paid	—	—	(11.6)
Other operating expenses paid	(279.3)	(297.6)	(257.5)
Income taxes paid	(0.1)	(2.3)	(0.2)
Cash from (for) continuing operations	(248.0)	(560.8)	87.6
Discontinued operations, net	(10.0)	(22.2)	(34.6)
Cash from (for) operating activities	(258.0)	(583.0)	53.0

INVESTING ACTIVITIES:
Investment purchases	(6,960.3)	(8,231.1)	(5,619.4)
Investment sales, repayments and maturities	6,938.0	8,800.3	6,007.0
Policy loan repayments (advances), net	(62.1)	153.1	(130.7)
Debt and equity securities pledged as collateral sales	—	—	39.8
Proceeds from sale of subsidiary	32.9	—	—
Premises and equipment additions	(5.9)	(5.4)	(17.9)
Premises and equipment disposals	—	—	8.3
Effect of deconsolidation of collateralized debt obligations	—	(7.3)	—
Discontinued operations, net	13.1	(47.1)	2.8
Cash from investing activities	(44.3)	662.5	289.9

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	732.2	636.6	761.1
Policyholder deposit fund withdrawals	(565.0)	(818.8)	(1,070.2)
Indebtedness repayments	(0.2)	(14.6)	(163.6)
Collateralized obligations repayments	—	—	(40.7)
Common stock dividends paid	—	—	(18.4)
Proceeds from stock options exercised	—	—	0.3
Non-controlling interest	0.5	—	—
Discontinued operations, net	—	0.2	35.0
Cash for financing activities	167.5	(196.6)	(496.5)
Change in cash and cash equivalents	(134.8)	(117.1)	(153.6)
Cash and cash equivalents, beginning of year	256.7	373.8	527.4
Cash and cash equivalents, end of year	$121.9	$256.7	$373.8

Included in cash and cash equivalents above is cash pledged as collateral of $6.9 million, $0.0 million, and $7.3 million at December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
COMMON STOCK:
Balance, beginning of year	$1.3	$1.3	$1.3
Common shares issued	—	—	—
Balance, end of year	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,627.3	$2,626.4	$2,616.1
Issuance of shares and compensation expense on stock compensation awards	3.7	0.9	10.3
Tax benefit on employee stock options and awards	—	—	—
Balance, end of year	$2,631.0	$2,627.3	$2,626.4

ACCUMULATED DEFICIT:
Balance, beginning of year	$(1,146.7)	$(839.5)	$(20.7)
Adjustment for initial application of accounting changes	(4.2)	11.8	(2.9)
Net income (loss)	(12.6)	(319.0)	(726.0)
Common stock dividend ($0.16 per share)	—	—	(18.8)
Spin-off dividend distribution	—	—	(71.1)
Balance, end of year	$(1,163.5)	$(1,146.7)	$(839.5)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(171.3)	$(743.6)	$(138.2)
Other comprehensive income (loss)	35.8	563.7	(605.4)
Adjustment for initial application of accounting changes	1.7	8.6	—
Balance, end of year	$(133.8)	$(171.3)	$(743.6)

TREASURY STOCK, AT COST:
Balance, beginning of year	$(179.5)	$(179.5)	$(179.5)
Change in treasury stock	—	—	—
Balance, end of year	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$1,131.1	$865.1	$2,279.0
Change in stockholders’ equity	24.4	266.0	(1,413.9)
Stockholders’ equity, end of year	$1,155.5	$1,131.1	$865.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2010, 2009 and 2008

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

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and PHL Variable Insurance Company. We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. In addition, our recently formed distribution company, Saybrus Partners, Inc. (“Saybrus”), provides dedicated consultation services to partner companies as well as support for Phoenix’s product line within its own distribution channels.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products. In 2010, the Company repositioned its annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations (“IMOs”), and had improved sales.

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

Use of Estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities and venture capital partnerships; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities.

Adoption of New Accounting Standards

Disclosures for Financing Receivables and Allowances for Credit Losses

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance within ASC 310, Receivables, that requires enhanced disclosures related to financing receivables and related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Our adoption of this amended guidance has resulted in additional disclosures but otherwise had no material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Consolidation Analysis of Investments Held Through a Separate Account

In April 2010, the FASB issued amended guidance within ASC 810, Consolidation, to clarify that an insurance entity should not consider any separate account interests held for the benefit of policyholders to be the insurer’s interests nor should an entity combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The only exception is if the separate account interests are held for the benefit of a related party policy holder. This amended guidance also updated ASC 944, Financial Services – Insurance, to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. Our adoption in the first quarter of 2010 had no material effect on our consolidated financial statements.

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

Amendments to Consolidation Guidance for Variable Interest Entries

In June 2009, the FASB issued guidance to ASC 810, Consolidation, which amends consolidation requirements applicable to variable interest entities (“VIEs”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity by replacing the quantitative approach previously required with a qualitative approach. An entity would be considered a primary beneficiary and consolidate a VIE when the entity has both of the following characteristics; (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The new guidance also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less. As of December 31, 2010, $6.9 million of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimate gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Future EGPs are projected for the estimated lives of the contracts. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2010 and 2009.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in the existing policy projection, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Premises and Equipment

Premises and equipment, consisting primarily of our home office building, are stated at cost less accumulated depreciation and amortization and are included in other assets. We depreciate buildings on the straight-line method over seven to 39 years and equipment on the straight-line method over three to seven years. We amortize leasehold improvements over the terms of the related leases or the useful life of the improvement, whichever is shorter.

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

Adjustments Related to Prior Years

A loss from continuing operations of $24.6 million was recognized during the year ended December 31, 2010. This reflects approximately $4.6 million associated with the correction of errors related to various prior years, which increased the loss recognized in the current period.

Income from discontinued operations of $12.0 million was recognized during the year ended December 31, 2010. This reflects the correction of an error of $15.6 million which decreased the estimated loss on the sale of PFG initially recorded in 2009. During the year ended December 31, 2009, a loss from discontinued operations of $123.0 million was recognized which includes approximately $14.4 million associated with the corrections of errors dating back to 1999.

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

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

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

4.

Demutualization and Closed Block

In 1999, we began the process of reorganizing and demutualizing our then principal operating company, Phoenix Home Life. We completed the process in June 2001, when all policyholder membership interests in this mutual company were extinguished and eligible policyholders of the mutual company received shares of common stock of The Phoenix Companies, Inc., together with cash and policy credits, as compensation. To protect the future dividends of these policyholders, we also established a closed block for their existing policies.

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

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2010	2009	Inception

Debt securities	$6,385.4	$6,305.1	$4,773.1
Equity securities	19.6	6.7	—
Mortgage loans	4.1	6.2	399.0
Venture capital partnerships	210.0	180.2	—
Policy loans	1,340.8	1,378.5	1,380.0
Other investments	125.5	142.8	—
Fair value option investments	16.0	—	—
Total closed block investments	8,101.4	8,019.5	6,552.1
Cash and cash equivalents	7.1	33.3	—
Accrued investment income	97.2	105.9	106.8
Receivables	62.5	53.3	35.2
Deferred income taxes	236.2	270.3	389.4
Other closed block assets	17.8	22.6	6.2
Total closed block assets	8,522.2	8,504.9	7,089.7
Policy liabilities and accruals	8,903.5	9,246.5	8,301.7
Policyholder dividends payable	263.3	297.8	325.1
Policy dividend obligation	339.0	—	—
Other closed block liabilities	73.6	57.9	12.3
Total closed block liabilities	9,579.4	9,602.2	8,639.1
Excess of closed block liabilities over closed block assets	$1,057.2	$1,097.3	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Years Ended
Policyholder Dividend Obligations:	From	December 31,
($ in millions)	Inception	2010	2009	2008
Closed block revenues
Premiums	$9,541.0	$590.2	$647.0	$719.3
Net investment income	5,923.2	502.3	457.8	523.1
Net realized investment gains (losses)	(235.0)	6.6	(43.8)	(124.4)
Total revenues	15,229.2	1,099.1	1,061.0	1,118.0
Policy benefits, excluding dividends	10,459.4	724.4	771.9	847.6
Other operating expenses	98.3	10.9	3.4	5.1
Total benefits and expenses, excluding policyholder dividends	10,557.7	735.3	775.3	852.7
Closed block contribution to income before dividends and income taxes	4,671.5	363.8	285.7	265.3
Policyholder dividends	(3,884.0)	(309.0)	(226.4)	(206.9)
Closed block contribution to income before income taxes	787.5	54.8	59.3	58.4
Applicable income tax expense	274.0	19.1	21.7	19.2
Closed block contribution to income	$513.5	$35.7	$37.6	$39.2

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,937.3	$309.0	$226.4	$206.9
Policyholder dividends provided through other comprehensive income	287.4	298.7	78.4	(128.0)
Additions to policyholder dividend liabilities	4,224.7	607.7	304.8	78.9
Policyholder dividends paid	(3,947.5)	(303.2)	(318.1)	(346.6)
Increase (decrease) in policyholder dividend liabilities	277.2	304.5	(13.3)	(267.7)
Policyholder dividend liabilities, beginning of year	325.1	297.8	311.1	578.8
Policyholder dividend liabilities, end of year	602.3	602.3	297.8	311.1
Policyholder dividends payable, end of year	(263.3)	(263.3)	(297.8)	(311.1)
Policyholder dividend obligation, end of year	$339.0	$339.0	$—	$—

As of December 31, 2010, the policyholder dividend obligation includes approximately $51.6 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $287.4 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Due to the downgrade of Scottish Re, we closely monitored the situation and reassessed the recoverability of the reinsurance recoverable during the interim reporting periods of 2010. As of December 31, 2010, we believe we have no material exposure to uncollected amounts from Scottish Re.

5.

Reinsurance (continued)

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2010. Also included is the A.M. Best rating of each reinsurer as of March 7, 2011.

Principal Life Reinsurers:	Reinsurance	Reinsurer’s
($ in millions)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$214.3	A	+
Swiss Reinsurance Group(1)	$164.0	A
AEGON USA(2)	$135.6	A	+
Scottish Re US Inc	$59.3	E
Munich American Reassurance Co	$56.2	A	+

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America Inc and Reassure America Life Insurance Co.

(2)

Transamerica Financial Life and Transamerica Life Insurance are both subsidiaries of AEGON.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. As of December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers.

Direct Business and Reinsurance in Continuing Operations:	Years Ended December 31,
($ in millions)	2010	2009	2008

Direct premiums	$815.8	$887.0	$1,025.2
Premiums assumed from reinsureds	11.2	11.3	13.5
Premiums ceded to reinsurers	(207.0)	(214.1)	(272.8)
Premiums	$620.0	$684.2	$765.9
Percentage of amount assumed to net premiums	1.8%	1.7%	1.8%

Direct policy benefits incurred	$793.9	$695.6	$686.4
Policy benefits assumed from reinsureds	20.0	16.9	(5.3)
Policy benefits ceded to reinsurers	(224.3)	(133.2)	(205.1)
Policy benefits	$589.6	$579.3	$476.0

Direct life insurance in force	$133,612.1	$149,734.0	$160,403.3
Life insurance in force assumed from reinsureds	1,694.2	1,986.1	2,492.3
Life insurance in force ceded to reinsurers	(85,873.3)	(95,586.0)	(101,612.8)
Life insurance in force	$49,433.0	$56,134.1	$61,282.8
Percentage of amount assumed to net insurance in force	3.4%	3.5%	4.1%

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

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, surrenders, policyholder dividends and other items, which total $908.8 million, $927.4 million and $1,093.8 million, net of reinsurance, for the years ended December 31, 2010, 2009 and 2008, respectively.

5.

Reinsurance (continued)

Trust agreement and irrevocable letters of credit aggregating $56.5 million at December 31, 2010 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $5.2 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts. See Note 24 to these financial statements for more information.

6.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2010	2009	2008

Policy acquisition costs deferred	$27.0	$67.6	$339.6
Costs amortized to expenses:
Recurring costs	(300.4)	(266.4)	(431.8)
Realized investment gains (losses)	2.2	5.8	25.8
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income(1)	(198.9)	(603.6)	709.3
Cumulative effect of adoption of new guidance	(1.6)	11.9	—
Other	—	(7.6)	(0.5)
Change in deferred policy acquisition costs	(471.7)	(792.3)	642.4
Deferred policy acquisition costs, beginning of year	1,916.0	2,708.3	2,065.9
Deferred policy acquisition costs, end of year	$1,444.3	$1,916.0	$2,708.3

———————

(1)

An offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

We amortize deferred policy acquisition costs and based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

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

6.

Deferred Policy Acquisition Costs (continued)

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience. These changes resulted in an increase in overall deferred policy acquisition cost amortization of $42.5 million.

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

7.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and interest credited to their fund balances, which range from 1.4% to 5.0% as of December 31, 2010, less administrative and mortality charges.

Participating Life Insurance

Participating life insurance in force was 19.9% and 19.2% of the face value of total gross individual life insurance in force at December 31, 2010 and 2009, respectively.

8.

Investing Activities

Debt and Equity Securities

See Note 12 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	December 31, 2010		December 31, 2009
($ in millions)	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$762.3	$726.8	$535.6	$526.6
State and political subdivision	218.7	217.7	178.8	180.5
Foreign government	170.5	150.8	169.7	148.8
Corporate	5,917.6	5,637.7	5,822.4	5,858.3
CMBS	1,148.4	1,124.5	985.3	1,035.1
RMBS	1,994.7	2,039.7	2,089.5	2,244.5
CDO/CLO	251.6	299.5	258.0	347.6
Other asset-backed	430.0	431.0	293.7	316.4
Available-for-sale debt securities	$10,893.8	$10,627.7	$10,333.0	$10,657.8

Amounts applicable to the closed block	$6,385.4	$6,106.0	$6,305.1	$6,340.4

Available-for-sale equity securities	$47.5	$28.7	$25.2	$24.4

Amounts applicable to the closed block	$19.6	$11.9	$6.7	$6.9

Unrealized Gains and Losses from General Account Securities:	As of December 31,
	2010		2009
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$43.0	$(7.5)	$26.8	$(17.8)
State and political subdivision	5.5	(4.5)	4.0	(5.7)
Foreign government	20.1	(0.4)	21.0	(0.1)
Corporate	418.0	(138.1)	239.0	(274.9)
CMBS	49.4	(25.5)	22.1	(71.9)
RMBS	45.5	(90.5)	30.5	(185.5)
CDO/CLO	7.7	(55.6)	1.9	(91.5)
Other asset-backed	7.8	(8.8)	2.4	(25.1)
Debt securities gains (losses)	$597.0	$(330.9)	$347.7	$(672.5)
Debt securities net losses	$266.1			$(324.8)

Equity securities gains (losses)	$19.5	$(0.7)	$1.2	$(0.4)
Equity securities net gains (losses)	$18.8		$0.8

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss). The table below presents the special category of accumulated other comprehensive income for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of accumulated other comprehensive income) and the subsequent changes in fair value.

8.

Investing Activities (continued)

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.4)	(4.1)
CMBS	(18.7)	(4.1)
RMBS	(72.2)	(39.7)
CDO/CLO	(19.9)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in accumulated other comprehensive income	$(116.2)	$(80.8)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in accumulated other comprehensive income which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

Aging of Temporarily Impaired	As of December 31, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$33.3	$(0.5)	$40.0	$(7.0)	$73.3	$(7.5)
State and political subdivision	50.4	(1.3)	10.9	(3.2)	61.3	(4.5)
Foreign government	6.8	(0.4)	—	—	6.8	(0.4)
Corporate	305.2	(14.1)	638.0	(124.0)	943.2	(138.1)
CMBS	114.3	(4.1)	65.1	(21.4)	179.4	(25.5)
RMBS	239.8	(7.1)	469.3	(83.4)	709.1	(90.5)
CDO/CLO	0.7	—	181.4	(55.6)	182.1	(55.6)
Other asset-backed	135.1	(1.5)	51.8	(7.3)	186.9	(8.8)
Debt securities	$885.6	$(29.0)	$1,456.5	$(301.9)	$2,342.1	$(330.9)
Equity securities	5.4	(0.2)	0.5	(0.5)	5.9	(0.7)
Total temporarily impaired securities	$891.0	$(29.2)	$1,457.0	$(302.4)	$2,348.0	$(331.6)

Amounts inside the closed block	$461.7	$(15.3)	$647.2	$(110.7)	$1,108.9	$(126.0)

Amounts outside the closed block	$429.3	$(13.9)	$809.8	$(191.7)	$1,239.1	$(205.6)

Amounts outside the closed block that are below investment grade	$29.7	$(3.3)	$298.1	$(114.1)	$327.8	$(117.4)

Number of securities		446		679		1,125

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $99.7 million at December 31, 2010. Of this amount, $90.9 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $31.3 million at December 31, 2010. Of this amount, $23.1 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

8.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$42.6	$(1.4)	$51.1	$(16.4)	$93.7	$(17.8)
State and political subdivision	22.9	(0.2)	42.3	(5.5)	65.2	(5.7)
Foreign government	7.9	(0.1)	—	—	7.9	(0.1)
Corporate	298.5	(22.6)	1,426.7	(252.3)	1,725.2	(274.9)
CMBS	112.3	(1.5)	297.5	(70.4)	409.8	(71.9)
RMBS	491.4	(14.6)	697.6	(170.9)	1,189.0	(185.5)
CDO/CLO	16.7	(8.3)	225.7	(83.2)	242.4	(91.5)
Other asset-backed	62.7	(0.3)	135.5	(24.8)	198.2	(25.1)
Debt securities	$1,055.0	$(49.0)	$2,876.4	$(623.5)	$3,931.4	$(672.5)
Equity securities	0.9	—	0.6	(0.4)	1.5	(0.4)
Total temporarily impaired securities	$1,055.9	$(49.0)	$2,877.0	$(623.9)	$3,932.9	$(672.9)

Amounts inside the closed block	$498.5	$(25.5)	$1,473.5	$(264.6)	$1,972.0	$(290.1)

Amounts outside the closed block	$557.4	$(23.5)	$1,403.5	$(359.3)	$1,960.9	$(382.8)

Amounts outside the closed block that are below investment grade	$39.8	$(11.4)	$414.6	$(170.0)	$454.4	$(181.4)

Number of securities		356		1,338		1,694

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

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$0.5
Due after one year through five years	2,239.9
Due after five years through ten years	2,811.6
Due after ten years	5,841.8
Total	$10,893.8

The maturities of general account debt securities, as of December 31, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

8.

Investing Activities (continued)

Other-Than-Temporary Impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The non-credit related loss component is equal to the difference between the fair value of a security and its impaired carrying value.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At December 31, 2010, this included debt securities with $70.7 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Debt Securities

Fixed maturity OTTIs recorded in 2010 were primarily concentrated in structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $49.0 million in 2010 and $93.0 million in 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $55.6 million in 2010 and $93.1 million in 2009.

Prospectively, we will account for the OTTI security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accrete the difference as interest income.

8.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	As of December 31,
of the OTTI Loss was Recognized in Other Comprehensive Income:	2010	2009
($ in millions)
Balance, beginning of year	$(44.4)	$(41.6)
Add: Credit losses on OTTIs not previously recognized	(17.1)	(39.4)
Less: Credit losses on securities sold	11.4	45.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(21.0)	(8.8)
Less: Credit losses upon adoption of ASC 815	10.7	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of year	$(60.4)	$(44.4)

Venture Capital Partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Years Ended December 31,
($ in millions)	2010	2009	2008

Contributions	$31.6	$29.1	$50.3
Equity in earnings (loss) of partnerships	24.5	(25.9)	(4.7)
Distributions	(24.7)	(15.4)	(18.5)
Change in venture capital partnerships	31.4	(12.2)	27.1
Venture capital partnership investments, beginning of year	188.6	200.8	173.7
Venture capital partnership investments, end of year	$220.0	$188.6	$200.8

Amounts applicable to the closed block	$210.0	$180.2	$188.5

Other Investments

Other Investments:	As of December 31,
($ in millions)	2010	2009

Transportation and other equipment leases	$28.1	$47.6
Mezzanine partnerships	187.5	176.2
Affordable housing partnerships	6.3	8.7
Derivative instruments (Note 13)	136.9	116.6
Real estate	2.3	34.9
Other partnership interests(1)	123.6	111.2
Other interests	28.1	35.6
Mortgage loans	4.1	8.9
Other investments	$516.9	$539.7

Amounts applicable to the closed block	$125.5	$142.8

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

Statutory Deposits

Pursuant to certain statutory requirements, as of December 31, 2010, our Life Companies had on deposit securities with a fair value of $48.8 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

8.

Investing Activities (continued)

Net Investment Income

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2010	2009	2008

Debt securities	$602.1	$649.4	$714.7
Equity securities	2.4	0.4	4.3
Mortgage loans	0.5	0.7	1.0
Venture capital partnerships	24.5	(25.9)	(4.7)
Policy loans	171.7	183.6	187.0
Other investments	47.6	(14.3)	13.4
Fair value option investments	7.2	1.5	(7.6)
Other income	1.7	3.3	3.8
Cash and cash equivalents	0.1	0.3	7.5
Total investment income	857.8	799.0	919.4
Discontinued operations	(5.0)	(4.8)	(6.6)
Investment expenses	(8.2)	(7.5)	(8.2)
Net investment income, general account investments	844.6	786.7	904.6
Debt and equity securities pledged as collateral (Note 12)	—	—	7.9
Net investment income	$844.6	$786.7	$912.5

Amounts applicable to closed block	$502.3	$457.8	$523.1

Net Realized Investment Gains (Losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2010	2009	2008

Total other-than-temporary debt impairments	$(104.6)	$(186.1)	$—
Portion of loss recognized in other comprehensive income	55.6	93.1	—
Net debt impairments recognized in earnings	$(49.0)	$(93.0)	$—

Debt security impairments	$(49.0)	$(93.0)	$(224.0)
Equity security impairments	(0.6)	(5.2)	(2.7)
Other investments impairments	—	(10.2)	(16.0)
Debt and equity securities pledged as collateral impairments	—	—	(2.3)
Impairment losses	(49.6)	(108.4)	(245.0)
Debt security transaction gains	61.2	38.3	8.1
Debt security transaction losses	(15.8)	(62.1)	(17.9)
Equity security transaction gains	—	2.2	13.4
Equity security transaction losses	—	—	(42.9)
Mortgage loan transaction gains (losses)	—	—	(0.1)
Venture capital partnership transaction gains (losses)	(0.3)	(3.6)	(3.0)
Other investments transaction gains	—	1.4	—
Other investments transaction losses	(1.0)	—	(0.9)
Real estate transaction gains	—	—	2.4
Debt and equity securities pledged as collateral gains	—	—	2.2
CDO deconsolidation	—	57.0	—
Net transaction gains (losses)	44.1	33.2	(38.7)
Realized gains (losses) on fair value option investments	3.5	4.0	(18.4)
Realized gains (losses) on derivative assets and liabilities	(7.9)	(31.0)	6.3
Net realized investment gains (losses), excluding impairment losses	39.7	6.2	(50.8)
Net realized investment losses, including impairment losses	$(9.9)	$(102.2)	$(295.8)

8.

Investing Activities (continued)

Unrealized Investment Gains (Losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2010	2009	2008

Debt securities	$580.7	$1,356.5	$(1,544.0)
Equity securities	18.0	(0.3)	(31.4)
Debt and equity securities pledged as collateral	—	—	(2.0)
Other investments	9.1	5.4	(2.9)
Net unrealized investment gains (losses)	$607.8	$1,361.6	$(1,580.3)

Net unrealized investment gains (losses)	$607.8	$1,361.6	$(1,580.3)
Applicable policyholder dividend obligation	(298.7)	(78.4)	128.0
Applicable deferred policy acquisition cost	(198.9)	(603.6)	709.3
Applicable deferred income tax	(48.5)	(170.0)	212.5
Offsets to net unrealized investment gains (losses)	(546.1)	(852.0)	1,049.8
Net unrealized investment gains (losses) included in other comprehensive income (Note 16)	$61.7	$509.6	$(530.5)

Investing Cash Flows

Investment Purchases, Sales, Repayments and Maturities:	Years Ended December 31,
($ in millions)	2010	2009	2008

Debt security purchases	$(6,742.7)	$(7,975.4)	$(5,040.4)
Equity security purchases	(7.2)	(5.3)	(85.2)
Venture capital partnership investments	(31.6)	(29.1)	(50.3)
Other investments purchases	(178.8)	(221.3)	(443.5)
Investment purchases	$(6,960.3)	$(8,231.1)	$(5,619.4)

Debt securities sales	$5,431.8	$7,153.7	$4,237.6
Debt securities maturities and repayments	1,315.3	1,521.7	1,176.0
Equity security sales	0.6	2.3	172.1
Mortgage loan maturities and principal repayments	5.0	2.6	3.9
Venture capital partnership capital distributions	24.7	15.4	18.5
Real estate and other invested assets sales	160.6	104.6	398.9
Investment sales, repayments and maturities	$6,938.0	$8,800.3	$6,007.0

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

8.

Investing Activities (continued)

Carrying Value of Assets and Liabilities	December 31, 2010			December 31, 2009
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$550.4	$—	$550.4	$557.8	$—	$557.8
Direct equity investments	17.4	—	17.4	9.4	—	9.4
Receivable(1)	6.8	—	6.8	11.4	—	11.4
Total	$574.6	$—	$574.6	$578.6	$—	$578.6

———————

(1)

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 24 to these financial statements for additional information regarding such commitments.

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $574.6 million as of December 31, 2010. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and Counterparty Credit Exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2010, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of December 31, 2010, we held derivative assets, net of liabilities, with a fair value of $125.7 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $95.2 million. Our maximum amount of loss due to credit risk with these issuers was $220.9 million. See Note 13 to these financial statements for more information regarding derivatives.

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

9.

Financing Activities (continued)

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $46.5 million of par value of these bonds as of December 31, 2010. During 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million. During 2009, we repurchased $30.0 million of par value of these bonds for $14.6 million resulting, in a gain of $15.4 million.

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

Future minimum annual principal payments on indebtedness as of December 31, 2010 are: in 2032, $253.6 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Years Ended December 31,
($ in millions)	2010	2009	2008

Surplus notes	$12.5	$12.5	$12.5
Senior unsecured bonds	19.2	20.6	22.8
Equity units	—	—	1.4
Interest expense on indebtedness	$31.7	$33.1	$36.7

Common Stock Dividends

On December 31, 2008, we spun-off our asset management subsidiary, renamed Virtus, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

In 2010 and 2009, we did not pay any stockholder dividends. In 2008, we paid dividends of $0.16 per share to shareholders of record on June 13, 2008.

10.

Common Stock and Stock Repurchase Program

We have authorization for the issuance of one billion shares of our common stock. Through December 31, 2010, we have issued 127.4 million common shares (56.2 million shares to our policyholders in exchange for their interests in the mutual company and 71.2 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2010, we had 116.1 million shares outstanding, net of 11.3 million common shares of treasury stock. Shares issued and outstanding include 0.8 million shares held in a rabbi trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2010, we also had 9.6 million common shares reserved for issuance under our stock option plans (5.9 million shares) and our restricted stock unit (“RSU”) plans (3.7 million shares). We have an outstanding authorization from our Board of Directors to repurchase up to 0.7 million additional shares of our common stock.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record more than 5% of our outstanding common stock. In 2010, 2009 and 2008, we incurred $4.4 million, $29.3 million and $73.9 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. In 2010 and 2009 there were no gains or losses on transfers of assets from the general account to a separate account.

Variable Annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the GMIB are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in millions)	2010	2009

Debt securities	$737.4	$661.2
Equity funds	2,266.4	2,244.6
Other	95.9	99.5
Total	$3,099.7	$3,005.3

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.6	1.8
Paid	(5.1)	—
Liability balance as of December 31, 2010	$4.6	$18.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2008
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2008	$3.2	$5.9
Incurred	11.7	16.2
Paid	(5.0)	—
Liability balance as of December 31, 2008	$9.9	$22.1

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

The GMWB, GMAB, GPAF and COMBO represent embedded derivatives in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

As of December 31, 2010 and 2009, there was no reinsurance of the aggregate account value with the GMWB, GMAB GPAF and COMBO features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We hedge our GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 and 2009. There were benefit payments made of $0.4 million and $0.6 million for GPAF during 2010 and 2009, respectively.

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2010	2009

GMWB	$(1.7)	$3.8
GMAB	13.3	20.1
GPAF	3.0	2.2
COMBO	(0.6)	(0.6)
Index credits	(0.1)	—
Total embedded derivatives	$13.9	$25.5

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current GMDB in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,032.9	$19.2	61
GMDB step up	1,614.1	89.5	62
GMDB earnings enhancement benefit (“EEB”)	47.3	0.3	61
GMDB greater of annual step up and roll up	32.1	7.7	65
Total GMDB at December 31, 2010	$2,726.4	$116.7

COMBO	$11.2		60
GMAB	440.3		56
GMIB	528.4		62
GMWB	617.0		61
GPAF	16.1		76
Total at December 31, 2010	$1,613.0

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,097.4	$58.6	60
GMDB step up	1,611.8	222.9	61
GMDB earnings enhancement benefit (“EEB”)	49.2	1.4	61
GMDB greater of annual step up and roll up	32.8	10.0	64
Total GMDB at December 31, 2009	$2,791.2	$292.9

COMBO	$10.4		58
GMAB	417.9		55
GMIB	525.8		61
GMWB	592.6		60
GPAF	18.9		75
Total at December 31, 2009	$1,565.6

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

11.

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

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2010 and 2009, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $105.0 million and $89.4 million, respectively.

12.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to two collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. We consolidated two collateralized obligation trusts as of December 31, 2008 and had no direct investment in the two consolidated collateralized obligation trusts. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus as the collateral manager, we performed an analysis of both of these CDOs and determined that we were no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to shareholders’ equity of $88.8 million for the year ended December 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years. We earned investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.4 million for the year ended December 31, 2008 related to these consolidated obligation trusts.

The amount of collateralized debt obligation-related derivative cash flow hedge ineffectiveness recognized through earnings for the year ended December 31, 2008 was $0.3 million. See Note 8 to these financial statements for information on realized investment losses related to these collateralized debt obligations.

Effect of Consolidation (Deconsolidation) of	As of and for the
Collateralized Obligation Trusts:	Years Ended December 31,
($ in millions)	2009	2008

Increase (decrease) in net income	$57.0	$(4.2)
Increase (reduction) to stockholders’ equity	88.8	$(88.8)

The impact to net income in 2009 represents the realized gain recognized upon the deconsolidation of the CDOs in 2009. The above credits (charges) to net income (loss) and stockholders’ equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts.

13.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in other comprehensive income, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty. As of December 31, 2010, $6.9 million of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in	As of December 31,
General Account:	2010		2010		2009
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$87.0	2017-2018	$3.6	$2.5	$1.7	$0.5
Variance swaps	0.9	2015-2017	—	0.6	—	—
Swaptions	44.0	2011	4.8	—	6.0	—
Put options	448.0	2014-2024	83.3	—	90.9	—
Call options	34.8	2011-2015	11.2	6.0	5.3	0.8
Equity futures	58.3	2011	34.0	2.0	12.0	—
	673.0		136.9	11.1	115.9	1.3
Hedging Derivative Instruments
Cross currency swaps	15.0	2012-2016	—	0.1	0.7	1.5
	15.0		—	0.1	0.7	1.5
Total derivative instruments	$688.0		$136.9	$11.2	$116.6	$2.8

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

13.

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

Contingent Features

Derivative counterparty agreements contain certain provisions that require our insurance companies’ financial strength rating to be above a certain threshold. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or even trigger a termination of existing derivatives and/or future derivative transactions.

In a couple of derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of a rating downgrade in early 2009. However, the Company held no derivative instruments as of December 31, 2010 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

14.

Fair Value of Financial Instruments (continued)

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$390.0	$372.3	$—	$762.3
State and political subdivision	—	218.7	—	218.7
Foreign government	—	170.5	—	170.5
Corporate	—	5,649.2	268.4	5,917.6
CMBS	—	1,092.1	56.3	1,148.4
RMBS	—	1,944.1	50.6	1,994.7
CDO/CLO	—	—	251.6	251.6
Other asset-backed	—	362.1	67.9	430.0
Available-for-sale equity securities	0.7	0.5	46.3	47.5
Derivative assets	—	136.9	—	136.9
Separate account assets(1)	4,294.4	77.2	—	4,371.6
Fair value option investments	26.6	37.3	38.2	102.1
Total assets	$4,711.7	$10,060.9	$779.3	$15,551.9
Liabilities
Derivative liabilities	$—	$11.2	$13.9	$25.1
Total liabilities	$—	$11.2	$13.9	$25.1

———————

(1)

Excludes $37.9 million in limited partnerships and real estate investments accounted for on the equity method as well as $7.3 million in cash and cash equivalents and money market funds.

There were transfers of $123.7 million of Level 1 assets to Level 2 during the year ended December 31, 2010. These assets were transferred to Level 2 as they no longer definitively qualified as Level 1 securities as their underlying characteristics were not identical to assets being traded in active markets.

14.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$208.3	$327.3	$—	$535.6
State and political subdivision	—	178.8	—	178.8
Foreign government	—	169.7	—	169.7
Corporate	—	5,537.3	285.1	5,822.4
CMBS	127.7	801.1	56.5	985.3
RMBS	8.1	1,962.8	118.6	2,089.5
CDO/CLO	—	—	258.0	258.0
Other asset-backed	—	196.7	97.0	293.7
Available-for-sale equity securities	1.0	5.0	19.2	25.2
Derivative assets	—	116.6	—	116.6
Separate account assets(1)	4,287.2	84.6	—	4,371.8
Fair value option investments	33.5	35.8	—	69.3
Total assets	$4,665.8	$9,415.7	$834.4	$14,915.9
Liabilities
Derivative liabilities	$—	$2.8	$25.5	$28.3
Total liabilities	$—	$2.8	$25.5	$28.3

———————

(1)

Excludes $34.8 million in limited partnerships and real estate investments accounted for on the equity method as well as $11.5 million in cash and cash equivalents and money market funds.

Available-for-sale debt securities as of December 31, 2010 and 2009 are reported net of $41.4 million and $67.3 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

Separate account assets as of December 31, 2009 are reported net of $3,423.6 million of Level 1 investments included in discontinued assets on our balance sheet related to PFG.

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2010		2009
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$121.9	$121.9	$256.7	$256.7
Available-for-sale debt securities	10,893.8	10,893.8	10,333.0	10,333.0
Available-for-sale equity securities	47.5	47.5	25.2	25.2
Separate account assets	4,416.8	4,416.8	4,418.1	4,418.1
Mortgage loans	4.1	4.1	8.9	8.7
Derivative financial instruments	136.9	136.9	116.6	116.6
Fair value option investments	102.1	102.1	69.3	69.3
Financial assets	$15,723.1	$15,723.1	$15,227.8	$15,227.6

Investment contracts	$1,494.1	$1,510.5	$1,342.7	$1,358.6
Indebtedness	427.7	295.4	428.0	269.6
Separate account liabilities	4,416.8	4,416.8	4,418.1	4,418.1
Derivative financial instruments	25.1	25.1	28.3	28.3
Financial liabilities	$6,363.7	$6,247.8	$6,217.1	$6,074.6

Fair value option investments at December 31, 2010 and 2009 include $26.6 million and $33.5 million of available-for-sale equity securities backing our deferred compensation liabilities. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of these securities’ underlying economics. Changes in the fair value of these assets are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in eight securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $38.2 million as of December 31, 2010. This election was not in existence at December 31, 2009.

14.

Fair Value of Financial Instruments (continued)

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

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations reflect the quoted fair value.

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

14.

Fair Value of Financial Instruments (continued)

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

Fair values for OTC derivative financial instruments, principally forwards, options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives or other OTC trades, while taking into account the counterparty’s credit ratings, or our own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

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

Valuation of Embedded Derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivatives associated with our fixed indexed annuity is calculated using the budget method where the initial value is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

14.

Fair Value of Financial Instruments (continued)

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at December 31, 2010 and 2009 was a reduction of $19.9 million and $18.5 million in the reserves associated with these riders, respectively.

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

Level 3 Financial Assets:	As of December 31, 2010
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$258.0	$118.6	$285.1	$97.0	$56.5	$19.2	$—	$834.4
Purchases	19.6	4.6	91.5	36.0	2.6	5.0	—	159.3
Sales	(29.8)	(33.8)	(142.4)	(36.0)	(11.9)	—	—	(253.9)
Adjustment for initial application of accounting changes(1)	(20.6)	—	—	(9.6)	(8.0)	—	38.2	—
Transfers into Level 3(2)	—	0.3	26.5	8.7	—	5.5	—	41.0
Transfers out of Level 3(3)	—	(41.4)	(43.7)	(26.5)	—	—	—	(111.6)
Realized gains (losses) included in earnings	(16.2)	1.1	18.7	(6.9)	(5.1)	(2.0)	—	(10.4)
Unrealized gains (losses) included in other comprehensive income (loss)	40.1	0.6	32.7	4.9	22.1	18.6	—	119.0
Amortization/accretion	0.5	0.6	—	0.3	0.1	—	—	1.5
Balance, end of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the year ended December 31, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(3)

Transfers out of Level 3 for the year ended December 31, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

14.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2009
($ in millions)				Asset-		Common	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Assets

Balance, beginning of year	$183.0	$106.2	$489.0	$93.7	$81.5	$23.4	$976.8
Purchases	20.5	46.8	106.6	66.8	10.8	—	251.5
Sales	(39.0)	(24.4)	(229.0)	(61.9)	(33.5)	—	(387.8)
Transfers into Level 3(1)	9.6	2.2	150.1	19.4	—	1.3	182.6
Transfers out of Level 3(2)	(22.5)	(10.7)	(289.8)	(40.0)	(15.9)	—	(378.9)
Realized gains (losses)	(17.7)	(2.5)	(15.4)	(9.6)	(0.8)	(5.2)	(51.2)
Unrealized gains (losses) included in other comprehensive income (loss)	123.7	(1.9)	72.2	27.8	14.2	(0.3)	235.7
Amortization/accretion	0.4	2.9	1.4	0.8	0.2	—	5.7
Balance, end of year	$258.0	$118.6	$285.1	$97.0	$56.5	$19.2	$834.4

———————

(1)

Transfers into Level 3 for the year ended December 31, 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the year ended December 31, 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Years Ended December 31,
($ in millions)	2010	2009
	Embedded Derivatives

Balance, beginning of year	$25.5	$118.5
Net purchases/(sales)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	(11.6)	(93.0)
Unrealized (gains) losses included in other comprehensive loss	—	—
Amortization/accretion	—	—
Balance, end of year	$13.9	$25.5
Portion of (gain) loss included in net loss relating to those liabilities still held	$(11.6)	$(93.0)

15.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2010	2009	2008

Income tax expense (benefit) applicable to:
Current	$1.8	$(0.3)	$(3.3)
Deferred	(11.9)	109.2	(115.2)
Continuing operations	(10.1)	108.9	(118.5)
Discontinued operations	—	—	(44.7)
Income tax expense (benefit)	$(10.1)	$108.9	$(163.2)

15.

Income Taxes (continued)

Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2010	2009	2008
Loss from continuing operations before income taxes:
U.S.	$(34.7)	$(87.1)	$(295.3)
Foreign	—	—	—
Total	$(34.7)	$(87.1)	$(295.3)

Income tax expense (benefit) at statutory rate of 35%	$(12.1)	$(30.5)	$(103.4)
Dividend received deduction	(0.9)	(2.2)	(4.8)
Expiration of tax attribute carryovers	16.9	—	—
Low income housing tax credit	(1.0)	(2.5)	(3.5)
Valuation allowance increase (release)	(14.0)	168.4	1.0
Realized losses (gains) on available-for-sale securities pledged as collateral	—	(20.0)	1.5
State income taxes (benefit)	(2.2)	(1.0)	(1.0)
ASC 740 decrease	(0.1)	(9.3)	(6.6)
IRS audit settlements/adjustments	—	7.1	—
Other, net	3.3	(1.1)	(1.7)
Income tax expense (benefit) applicable to continuing operations	$(10.1)	$108.9	$(118.5)
Effective income tax rates	29.1%	(125.0%)	40.1%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2010	2009
Deferred income tax assets
Future policyholder benefits	$160.9	$203.4
Unearned premiums / deferred revenues	91.2	103.7
Employee benefits	118.7	121.4
Net operating and capital loss carryover benefits	314.0	302.8
Foreign tax credits carryover benefits	1.6	14.6
General business tax credits	36.7	36.6
Available-for-sale debt securities	116.4	166.2
Valuation allowance	(241.0)	(253.1)
Gross deferred income tax assets	598.5	695.6

Deferred tax liabilities
Deferred policy acquisition costs	(368.0)	(441.4)
Investments	(97.8)	(82.0)
Other	(16.3)	(6.0)
Gross deferred income tax liabilities	(482.1)	(529.4)
Deferred income tax assets	$116.4	$166.2

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

As of December 31, 2010, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we have concluded that a cumulative loss in recent years exists. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

15.

Income Taxes (continued)

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses for the 36 months ended December 31, 2010, and consistent with 2009, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence developed during 2010, including low ratings, persistent low interest rates, low levels of new sales and lower premiums received on certain universal life policies.

These negative developments highlighted the continued possibility that unexpected events may adversely affect future financial projections. Accordingly, although we project earnings in the core life subgroup business beyond 2010, we did not rely on these projections when assessing the realizability of our deferred tax assets.

For the year ended December 31, 2010, excluding the increase in the valuation allowance related to the adoption of a new accounting standard of $1.5 million (see Note 2 to these financial statements) and the elimination of the valuation allowance resulting from the disposition of affiliates of $15.6 million, we recognized a net increase in the valuation allowance of $2.0 million.

Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The net increase to the valuation allowance corresponds to a decrease of $14.0 million in income statement related deferred tax balances and an increase of $16.0 million in other comprehensive income related deferred tax balances.

An income tax benefit of $12.1 million recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Partially offsetting this tax benefit recognized through the income statement is a $2.0 million current tax expense related to adjustments to tax balances, state income taxes and uncertain tax positions.

We have concluded that a valuation allowance on the $116.4 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of December 31, 2010, $314.0 million of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $181.0 million related to $517.1 million of federal net operating losses that are scheduled to expire between the years 2019 and 2030. An additional $128.1 million related to $366.0 million of federal capital losses that are scheduled to expire in 2012, 2013, 2014 and 2015. The remaining amount of $4.9 million is attributable to state income tax net operating losses. As of December 31, 2010, a valuation allowance of $129.9 million and $4.9 million was carried against the federal net operating loss carryforwards and state net operating loss carryforwards, respectively. As of December 31, 2010, a valuation allowance of $67.9 million was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions.

As of December 31, 2010, we had deferred income tax assets of $1.6 million related to foreign tax credit carryovers, which are expected to expire between the 2015 and 2019 tax years. As of December 31, 2010, we had deferred income tax assets of $36.7 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2030. As of December 31, 2010, a full valuation allowance was carried relative to the foreign tax and general business tax credits.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. During 2010, the Company resolved examination issues for tax years 2006 and 2007, which resulted in adjustment to temporary differences and tax attribute carryforwards. No material unanticipated assessments were incurred, and we adjusted our liability for uncertain tax positions accordingly.

The Company does not anticipate that any event will result in a significant change in the existing balance of unrecognized tax benefits within 12 months. Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

15.

Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2010	2009	2008
($ in millions)
Balance, beginning of year	$0.1	$8.7	$17.9
Reductions for tax positions of prior years	(0.1)	—	(6.6)
Settlements with taxing authorities	—	(8.6)	(2.6)
Balance, end of year	$—	$0.1	$8.7

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

16.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Years Ended December 31,
($ in millions)	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$612.0	$66.5	$1,241.8	$450.4	$(1,846.4)	$(621.2)
Net realized investment (gains) losses on available-for-sale securities included in net income	(4.2)	(4.8)	119.8	59.2	266.1	90.7
Net unrealized investment gains (losses)	607.8	61.7	1,361.6	509.6	(1,580.3)	(530.5)
Pension liability adjustment	(9.3)	(6.0)	40.4	26.3	(130.9)	(85.1)
Effect of deconsolidation of CDOs	—	—	31.8	31.8	—	—
Net unrealized foreign currency translation adjustment	(1.1)	(0.6)	—	—	0.6	0.4
Other assets	(32.0)	(32.1)	—	—	—	—
Net unrealized derivative instruments	28.3	12.8	(6.1)	(4.0)	12.0	9.8
Other comprehensive income (loss)	593.7	$35.8	1,427.7	$563.7	(1,698.6)	$(605.4)
Applicable policyholder dividend obligation	298.7		78.4		(128.0)
Applicable deferred policy acquisition cost amortization	198.9		603.6		(709.3)
Applicable deferred income tax expense (benefit)	60.3		182.0		(255.9)
Offsets to other comprehensive income	557.9		864.0		(1,093.2)
Other comprehensive income (loss)	$35.8		$563.7		$(605.4)

Components of Accumulated Other Comprehensive Income:	As of December 31,
($ in millions)	2010		2009
	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$284.9	$(4.1)	$(333.1)	$(67.5)
Unrecognized loss and prior service costs (Note 17)	(198.2)	(128.8)	(188.9)	(122.8)
Unrealized foreign currency translation adjustment and other	—	—	1.1	0.6
Other assets	(1.3)	(0.8)	30.7	31.3
Unrealized gains (losses) on derivative instruments	(0.1)	(0.1)	(28.4)	(12.9)
Accumulated other comprehensive income (loss)	85.3	$(133.8)	(518.6)	$(171.3)
Applicable policyholder dividend obligation	287.2		(16.6)
Applicable deferred policy acquisition costs	15.3		(186.0)
Applicable deferred income tax benefit	(83.4)		(144.7)
Offsets to accumulated other comprehensive income (loss)	219.1		(347.3)
Accumulated other comprehensive loss	$(133.8)		$(171.3)

17.

Employee Benefit Plans and Employment Agreements

Pension and Other Post-Employment Benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Post-Employment Benefit Cost:	Years Ended December 31,
($ in millions)	2010	2009	2008
Cost components
Pension benefit expense	$13.7	$39.1	$13.4
Other postretirement benefit expense	1.3	2.7	2.8
Savings plans expense	3.7	4.9	7.3
Total pension and other post-employment benefit cost	$18.7	$46.7	$23.5

Principal Rates and Assumptions:	Years Ended December 31,
	2010	2009	2008
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	5.32%	5.79%	6.26%
Projected benefit obligation discount rate – Supplemental Plan	5.10%	5.62%	6.28%
Projected benefit obligation discount rate – Other Post-Employment Benefits	4.79%	5.32%	6.30%
Future compensation increase rate	N/A(1)	Graded(1)	Graded(1)
Pension plan assets long-term rate of return	8.50%	8.50%	8.50%
Deferred investment gain/loss amortization corridor	5.00%	5.00%	5.00%
Future health care cost increase rate, age 64 and younger	7.50%	8.00%	8.50%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee Plan	5.79%	6.26%	6.00%
Projected benefit obligation discount rate – Supplemental Plan	5.62%	6.28%	6.00%
Projected benefit obligation discount rate – Other Post-Employment Benefits	5.32%	6.30%	6.00%
Future compensation increase rate	N/A(1)	Graded(1)	Graded(1)
Pension plan assets long-term rate of return	8.50%	8.50%	8.50%
Deferred investment gain/loss amortization corridor	5.00%	5.00%	5.00%
Future health care cost increase rate, age 64 and younger	8.00%	8.50%	9.00%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

———————

(1)

Salary scale by age which grades down from 3.5% to N/A as a result of the pension plan freeze effective March 31, 2010.

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

10-Year Benefit Payout Projection:	Employee	Supplemental	Other
($ in millions)	Plan	Plan	Postretirement	Total

2011	$30.1	$12.2	$5.8	$48.1
2012	30.8	8.4	5.5	44.7
2013	31.3	8.1	5.3	44.7
2014	31.8	8.5	5.0	45.3
2015	32.4	8.6	4.8	45.8
2016 to 2020	175.8	44.3	21.0	241.1

17.

Employee Benefit Plans and Employment Agreements (continued)

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

Employee Pension Plan Asset Allocation:	As of December 31,
	2010	2009
Asset Category
Equity securities	61%	60%
Debt securities	30%	30%
Real estate	3%	4%
Other	6%	6%
Total	100%	100%

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

Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants ceased earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). This change was announced in 2009 and a curtailment was recognized for the reduction in the expected years of future service.

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2010	2009	2008

Service cost	$2.6	$6.2	$8.1
Interest cost	37.6	41.1	39.1
Plan assets expected return	(32.5)	(29.4)	(41.3)
Net loss amortization	6.0	21.5	6.9
Prior service cost amortization	—	(0.2)	0.3
Curtailment expense (benefit)	—	(0.1)	0.3
Pension benefit expense	$13.7	$39.1	$13.4

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

17.

Employee Benefit Plans and Employment Agreements (continued)

Changes in Plan Assets and Benefit Obligations:	Years Ended December 31,
($ in millions)	2010	2009	2010	2009
	Employee Plan		Supplemental Plan
Plans’ Assets
Plan assets’ actual return	$56.1	$58.5	$—	$—
Employer contributions	25.7	3.6	13.9	11.4
Plan disbursements	(32.8)	(32.9)	(13.9)	(11.4)
Change in plan assets	49.0	29.2	—	—
Plan assets, beginning of year	387.0	357.8	—	—
Plans’ assets, end of year	$436.0	$387.0	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(32.7)	$(38.0)	$(7.5)	$(9.3)
Actuarial gain (loss)	(27.6)	(32.8)	(9.3)	(12.2)
Plan disbursements	32.8	32.9	13.9	11.4
Curtailment gain	—	22.6	—	9.8
Plan amendments	—	—	—	2.4
Change in projected benefit obligation	(27.5)	(15.3)	(2.9)	2.1
Projected benefit obligation, beginning of year	(548.3)	(533.0)	(130.4)	(132.5)
Projected benefit obligation, end of year	$(575.8)	$(548.3)	$(133.3)	$(130.4)
Plan assets less than projected benefit obligations, end of year	$(139.8)	$(161.3)	$(133.3)	$(130.4)

Accumulated benefit obligation	$575.8	$548.3	$(133.3)	$(130.4)

Amounts Recognized in Consolidated Balance Sheet:	Years Ended December 31,
($ in millions)	2010	2009	2010	2009
	Employee Plan		Supplemental Plan

Other liabilities	$(139.8)	$(161.3)	$(133.3)	$(130.4)

Amounts recognized in accumulated other comprehensive loss	Years Ended December 31,
consist of:	2010	2009	2010	2009
($ in millions)	Employee Plan		Supplemental Plan

Prior service (credit) cost	$—	$—	$—	$—
Net actuarial loss	153.0	153.4	53.3	45.7
Total	$153.0	$153.4	$53.3	$45.7

Amounts in accumulated other comprehensive loss that are expected to be recognized	Employee	Supplemental
as components of net periodic cost (credit) during the next fiscal year are as follows:	Plan	Plan
($ in millions)

Prior service (credit) cost	$—	$—
Net actuarial loss	4.8	1.9
Total	$4.8	$1.9

We made contributions of $25.7 million and $3.6 million to the pension plans during 2010 and 2009, respectively. Over the next 12 months, we expect to make contributions of approximately $16.4 million, of which $3.5 million will be made in the first quarter of 2011.

17.

Employee Benefit Plans and Employment Agreements (continued)

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

The following table presents the level within the fair value hierarchy at which the financial assets of the Company's employee pension plan are measured on a recurring basis at December 31, 2010.

Fair Value of Assets by Type and Level:	As of December 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total

Equity Securities
Common stocks	$297.7	$1.5	$—	$299.2
Phoenix common stock	0.9	—	—	0.9
Debt Securities
Fixed maturities:
Asset-backed	—	1.0	—	1.0
CMO/CMBS	—	10.7	—	10.7
Corporate	—	29.4	—	29.4
Mortgage-backed	—	18.4	—	18.4
Other	—	4.8	—	4.8
U.S. government securities	9.5	—	—	9.5
State & municipal securities	—	11.4	—	11.4
Total assets at fair value(1)	$308.1	$77.2	$—	$385.3

———————

(1)

Excludes $37.9 million in limited partnerships and real estate investments accounted for on the equity method as well as $7.3 million in cash and cash equivalents and money market funds.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company's employee pension plan are measured on a recurring basis at December 31, 2009.

Fair Value of Assets by Type and Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total

Equity Securities
Common stocks	$240.1	$1.4	$—	$241.5
Phoenix common stock	1.0	—	—	1.0
Debt Securities
Fixed maturities:
Asset-backed	—	1.1	—	1.1
CMO/CMBS	—	11.8	—	11.8
Corporate	—	27.9	—	27.9
Mortgage-backed	—	31.0	—	31.0
Other	—	5.4	—	5.4
U.S. government securities	15.0	—	—	15.0
State & municipal securities	—	6.0	—	6.0
Total assets at fair value(1)	$256.1	$84.6	$—	$340.7

———————

(1)

Excludes $34.8 million in limited partnerships and real estate investments accounted for on the equity method as well as $11.5 million in cash and cash equivalents and money market funds.

17.

Employee Benefit Plans and Employment Agreements (continued)

As of December 31, 2010 and 2009, there were no Level 3 assets in the employee pension plan. There also were no changes in the Level 3 category during the years then ended.

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

Components of Postretirement Benefit Expense:	Years Ended December 31,
($ in millions)	2010	2009	2008

Service cost	$0.4	$1.1	$1.6
Interest cost	3.0	3.9	3.9
Net gain amortization	(0.1)	(0.2)	(0.1)
Prior service cost amortization	(2.1)	(1.0)	(1.6)
Curtailment credit	—	(1.1)	(1.0)
Other postretirement benefit expense	$1.2	$2.7	$2.8

Changes in Plan Accumulated Benefit Obligation:	Years Ended December 31,
($ in millions)	2010	2009

Service and interest cost accrued	$(3.3)	$(4.9)
Actuarial gain (loss)	0.1	(3.6)
Plan disbursements	6.0	6.8
Plan amendments	—	6.3
Curtailment gain	—	(0.1)
Change in projected benefit obligation	2.8	4.5
Projected benefit obligations, beginning of year	(61.6)	(66.1)
Projected benefit obligations, end of year	$(58.8)	$(61.6)

Amounts Recognized in Consolidated Balance Sheet:	As of December 31,
($ in millions)	2010	2009

Other liabilities	$(58.8)	$(61.6)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of December 31,
($ in millions)	2010	2009

Prior service credit	$(3.3)	$(5.4)
Net actuarial gain	(4.8)	(4.8)
Total	$(8.1)	$(10.2)

Gain amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $(2.1) million, all of which relate to prior service cost.

17.

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

18.

Share-Based Payment

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Years Ended December 31,
($ in millions)	2010	2009	2008

Compensation cost charged to income from continuing operations	$3.7	$2.6	$7.4
Income tax expense (benefit) before valuation allowance	$(0.4)	$0.9	$(2.6)

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2010.

Award Modifications

In connection with the Virtus spin-off dividend (see Note 9 to these financial statements), outstanding stock option and RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, awards to Virtus employees were cancelled.

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

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2010	2009	2008

Expected term(1)	6 years	6 years	6 years
Weighted-average expected volatility	31.0%	307.9%	42.9%
Weighted-average interest rate	3.9%	2.5%	2.9%
Weighted-average common share dividend yield	0.0%	0.0%	1.4%

———————

(1)

As a result for the volatility of our stock price, insufficient historical share option exercise experience exists; therefore, a simplified method for estimating a stock option term was used.

18.

Share-Based Payment (continued)

Stock Option Activity at	Years Ended December 31,
Weighted-Average Fair Value:	2010		2009
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of year	4,146,779	$11.87	4,835,224	$11.90
Granted	220,401	2.84	5,000	0.53
Exercised	—	—	—	—
Forfeited	(59,393)	10.28	(129,307)	10.25
Canceled/expired	(565,167)	11.61	(564,138)	12.33
Outstanding, end of year	3,742,620	$11.40	4,146,779	$11.87

The aggregate intrinsic value of options outstanding at December 31, 2010 was zero.

As of December 31, 2010, 3.2 million options were vested and exercisable, with an aggregate intrinsic value of zero. These options had a weighted-average exercise price of $12.19 and a weighted-average remaining contractual term of 3.3 years.

Weighted-Average Fair Value:	Years Ended December 31,
	2010		2009		2008
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	220,401	$1.42	5,000	$0.53	1,232,244	$4.47

Option Values:	Years Ended December 31,
($ in millions)	2010	2009	2008

Intrinsic value of options exercised	$0.0	$0.0	$0.0

There were no options exercised for the years ended December 31, 2010 and 2009. Cash received from option exercises for the year ended December 31, 2008 was $0.3 million. We issue new shares to satisfy option exercises.

As of December 31, 2010, $0.6 million of total compensation cost related to non-vested stock options was unrecognized. That cost is expected to be recognized over a weighted-average period of 2.3 years.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these stock options will be resolved no later than June 20, 2014.

Restricted Stock Units and Restricted Stock

We have RSU plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

Time-Vested RSU Activity at	Years Ended December 31,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of year	1,265,688	$3.24	2,184,388	$2.82
Awarded	346,563	2.32	551,278	2.16
Converted to common shares/applied to taxes	(548,266)	3.15	(1,323,012)	8.33
Canceled	(6,385)	2.82	(146,966)	2.79
Outstanding, end of year	1,057,600	$3.22	1,265,688	$3.24

18.

Share-Based Payment (continued)

Performance Contingent RSU Activity at	Years Ended December 31,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	786,629	$2.55	1,343,741	$2.82
Awarded	1,389,491	2.84	215,000	1.85
Adjustment for performance results	6,041	2.82	—	—
Conversion of performance-contingent awards	—	—	(530,203)	2.82
Converted to common shares/applied to taxes	(28,411)	2.82	(31,883)	2.82
Canceled	(517,539)	2.82	(210,026)	2.82
Outstanding, end of period	1,636,211	$2.71	786.629	$2.56

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

Weighted-Average Fair Value:	Years Ended December 31,
	2010		2009		2008
		Grant Date		Grant Date		Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

RSUs awarded	346,563	$2.32	551,278	$2.16	702,099	$10.93

RSU Values:	Years Ended December 31,
($ in millions)	2010	2009	2008

Intrinsic value of RSUs converted	$1.4	$3.3	$0.1
Total grant date fair value of RSUs vested converted to common shares	$4.4	$13.0	$0.1

As of December 31, 2010, $3.2 million of total compensation cost related to service-vested RSU awards was unrecognized. That cost is expected to be recognized over a weighted-average period of 2.1 years.

In addition to the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than June 30, 2012.

19.

Earnings Per Share

Shares Used in Calculation of Earnings Per Share:	Years Ended December 31,
(shares in thousands)	2010	2009	2008

Weighted-average common shares outstanding	116,340	116,473	114,382
Weighted-average effect of dilutive potential common shares:
Restricted stock units	295	848	1,908
Employee stock options	3	2	19
Potential common shares	298	850	1,927
Less: Potential common shares excluded from calculation due to net losses	(298)	(850)	(1,927)
Dilutive potential common shares	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	116,340	116,473	114,382

20.

Segment Information

In the fourth quarter of 2009, we established a distribution company, Saybrus. At that time, Saybrus was determined not to be an operating segment as defined by ASC 280 – Segment Reporting. It was not until the third quarter of 2010 that Saybrus met the applicable criteria to be an operating segment. We determined that it was a material component of the Company’s results and therefore a reportable operating segment for the quarter. As segment reporting was not incorporated into our third quarter filing, the applicable third quarter segment information has been presented herein. Prior period information has been presented for comparative purposes.

The Company operates in two business segments as follows:

•

Life and Annuity – The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our Closed Block, which consists primarily of participating whole life products.

•

Saybrus – Saybrus is a recently formed distribution company that provides dedicated consultation services to partner companies as well as support for Phoenix’s product line within its own distribution channels. Saybrus has agreements with several financial services firms, including Edward Jones, to provide life insurance consulting services to the financial advisors of these firms.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

In managing our business, we analyze segment performance on the basis of operating income which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by the Company to evaluate performance, allocate resources and manage our operations. Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains and losses are often subject to our discretion. We have also excluded the tax expense or benefit attributable to continuing operations because of the GAAP intraperiod tax accounting rules applied to the Company’s operating results.

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

Segment Information on Revenues:	Years Ended December 31,
($ in millions)	2010	2009	2008

Life and Annuity	$2,081.6	$2,016.8	$1,983.9
Saybrus Partners(1)	3.3	—	—
Total revenues	$2,084.9	$2,016.8	$1,983.9

———————

(1)

Excludes $2.7 million of intercompany revenues in 2010.

20.

Segment Information (continued)

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Years Ended December 31,
($ in millions)	2010	2009	2008

Life and Annuity	$7.5	$(19.4)	$(159.6)
Saybrus Partners(1)	(21.7)	(7.8)	—
Applicable income tax expense	10.1	(108.9)	118.5
Income from discontinued operations, net of income taxes	12.0	(123.0)	(549.2)
Net realized investment losses	(9.9)	(102.2)	(295.8)
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	(10.6)	42.3	160.1
Net income	$(12.6)	$(319.0)	$(726.0)

———————

(1)

Excludes $2.7 million of intercompany revenues in 2010.

The Company has not provided asset information for the segments as the assets attributable to Saybrus are not significant relative to the assets of the consolidated balance sheet of the Company. In addition, all interest revenue and interest expense of the Company reside within the Life and Annuity segment.

21.

Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, we determined that these operations are reflected as discontinued operations. The 2010 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

The following table provides detailed information regarding the financial statement lines identified as discontinued operations as of December 31, 2009. There were no assets or liabilities on the balance sheet identified as discontinued operations related to PFG at December 31, 2010.

Summarized Balance Sheet for PFG Holdings, Inc.:	As of December 31,
($ in millions)	2010	2009

Policy loans	$—	$76.8
Other assets	—	41.1
Separate account assets	—	3,423.6
Total assets	$—	$3,541.5

Policy liabilities and accruals and other liabilities	$—	$108.1
Separate account liabilities	—	3,423.6
Total liabilities	$—	$3,531.7

21.

Discontinued Operations (continued)

Summarized Statement of Income for PFG Holdings, Inc.:	Years Ended December 31,
($ in millions)	2010	2009	2008

Total revenues	$25.6	$22.5	$24.3
Loss recognized on anticipated sale	—	(22.7)	—
Other benefits and expenses	(11.4)	(48.3)	(21.0)
Earnings before taxes	14.2	(48.5)	3.3
Income tax expense	—	—	1.2
Net income (loss) from discontinued operations	$14.2	$(48.5)	$2.1

During the year ended December 31, 2010, net income of $14.2 million was recognized. This reflects the correction of an error in 2010 of $15.6 million (see Note 2 to these financial statements for additional information).

Other benefits and expenses for 2009 include goodwill impairment charges of $27.0 million before taxes. This impairment during the third quarter of 2009 was caused by a decrease in sales and ratings downgrades.

Phoenix Life and Reassurance Company of New York

Included in the January 4, 2010 agreement with Tiptree was a provision for the purchase of PLARNY pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY for an amount equal to its aggregate capital and surplus. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

Net income of $1.0 million, $0.3 million and $0.3 million was recognized during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were no assets or liabilities related to PLARNY reflected as discontinued operations on the balance sheet. As of December 31, 2009, $13.7 million of assets and $0.1 million of liabilities were reflected as discontinued operations on the balance sheet. Prior to the closing of the transaction, PLARNY made a dividend distribution in the fourth quarter of 2010 of $10.0 million to its parent company, PM Holdings, Inc., in accordance with the sales agreement. A loss of $0.1 million was recognized during the year ended December 31, 2010 related to this transaction.

Spin-Off of Virtus

On December 31, 2008, we distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations). Since the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

As of December 31, 2010 and 2009, there were no assets or liabilities remaining on the balance sheet identified as discontinued operations related to Virtus. Summarized results of operations for our discontinued asset management operations are as follows:

Summarized Statement of Income for Asset Management:	Years Ended December 31,
($ in millions)	2010	2009	2008

Total revenues	$—	$—	$142.6
Total benefits and expenses	—	(3.1)	(740.5)
Earnings before taxes	—	(3.1)	(597.9)
Income tax expense (benefit)	—	—	(46.3)
Net income (loss) from discontinued operations	$—	$(3.1)	$(551.6)

Results for 2009 are comprised of additional expenses incurred during the first quarter of 2009 related to the spin-off.

21.

Discontinued Operations (continued)

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Losses of $3.2 million in 2010 and $71.7 million in 2009 were recognized primarily related to adverse developments which occurred during these respective years. A loss of $0.1 million was recognized in 2008. See Note 24 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

22.

Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2010, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•

policy acquisition costs are expensed when incurred;

•

impairments on investments are based on different assumptions;

•

surplus notes are included in surplus rather than debt;

•

postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;

•

life insurance reserves are based on different assumptions; and

•

deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

The Company requested as a permitted practice its intent to accelerate the admission of the remaining $13.7 million indemnity reserve related to the Company’s surplus notes into Phoenix Life’s statutory surplus as of December 31, 2008. The request was approved by the New York Department of Insurance on February 20, 2009.

22.

Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

Statutory Financial Data for Phoenix Life:	As of or for the Years Ended December 31,
($ in millions)	2010	2009	2008

Statutory capital, surplus, and surplus notes	$658.5	$517.2	$758.9
Asset valuation reserve (“AVR”)	104.7	57.0	94.4
Statutory capital, surplus, surplus notes and AVR	$763.2	$574.2	$853.3
Statutory gain from operations	$147.8	$29.2	$53.4
Statutory net income (loss)	$139.8	$(59.9)	$(82.3)

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries’ RBC was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2010 and 2009.

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid $25.0 million in dividends in 2010 and under the above formula would be able to pay $64.8 million in dividends in 2011.

23.

Premises and Equipment

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2010		2009
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$89.7	$26.5	$89.7	$27.7
Equipment	98.9	30.4	234.7	35.7
Premises and equipment cost and carrying value	188.6	$56.9	324.4	$63.4
Accumulated depreciation and amortization	(131.7)		(261.0)
Premises and equipment	$56.9		$63.4

Depreciation and amortization expense for premises and equipment for 2010, 2009 and 2008 totaled $11.1 million, $26.3 million and $13.1 million, respectively. Depreciation and amortization expense for 2009 includes $13.5 million of impairments associated with capitalized costs, including certain software components no longer utilized. A complete inventory of premises and equipment was undertaken in 2010 which resulted in an adjustment to cost and accumulated depreciation related to fully depreciated assets no longer in use.

Rental expenses for operating leases, principally with respect to buildings, amounted to $1.6 million, $2.2 million and $2.2 million in 2010, 2009 and 2008, respectively. Future minimum rental payments under non-cancelable operating leases were $22.5 million as of December 31, 2010, payable as follows: in 2011, $2.5 million; in 2012, $1.9 million; in 2013, $2.0 million; in 2014, $1.9 million; in 2015, $1.9 million and thereafter, $12.3 million. These obligations include amounts for leased property of our discontinued operations of $0.2 million in 2010. All future obligations for leased property of our discontinued operations were assumed by the buyer upon the completion of the sale on June 23, 2010. See Note 21 to these financial statements for additional information.

24.

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

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

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

24.

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

Our total policy liabilities and accruals are $49.7 million and $69.8 million as of December 31, 2010 and 2009, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $9.1 million and $1.8 million as of December 31, 2010 and 2009, respectively. During 2010 and 2009, we received and evaluated additional claims information that became available from certain ceding companies. In 2009, we also resolved a dispute with a ceding company that had been the subject of arbitration and commuted certain contracts with other ceding companies. Losses of $3.2 million in 2010 and $71.7 million in 2009 were recognized primarily related to adverse developments which occurred during these respective years. A loss of $0.1 million was recognized in 2008.

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

25.

Other Commitments

During 2008, we announced an amendment to our agreement under with HP Enterprise Services related to the management of our infrastructure services. The amendment covered the year 2009 to 2015. We have five years remaining on the agreement. The remaining commitment total is $78.7 million.

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of December 31, 2010, the Company had unfunded commitments of $222.7 million under such agreements, of which $65.7 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At December 31, 2010, the Company had open commitments of $23.2 million under such agreements which are expected to be funded by December 31, 2011.

In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of December 31, 2010, the Company has funded $2.3 million under this guarantee and has established a receivable from the respective partnership for this amount. Management believes the receivable to be fully collectible. An additional $5.1 million of unfunded commitments remain subject to this guarantee.

25.

Other Commitments (continued)

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

26.

Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,
($ in millions)	2010	2009
Assets
Available-for-sale debt securities, at fair value	$40.1	$54.9
Cash and cash equivalents	2.1	0.6
Investments in subsidiaries	1,414.3	1,407.2
Advances to subsidiaries	149.8	170.2
Deferred income taxes	133.3	92.3
Other assets	33.7	61.0
Total assets	$1,773.3	$1,786.2
Liabilities and Stockholders’ Equity
Indebtedness (Note 9)	$253.6	$253.9
Accrued pension and post-employment benefits (Note 17)	331.9	353.2
Other liabilities	32.3	48.0
Total liabilities	617.8	655.1
Total stockholders’ equity	1,155.5	1,131.1
Total liabilities and stockholders’ equity	$1,773.3	$1,786.2

Parent Company Results of Operations:	Years Ended December 31,
($ in millions)	2010	2009	2008
Revenues
Dividends received from subsidiary, Phoenix Life	$25.0	$—	$83.8
Equity in undistributed earnings of subsidiaries	(93.3)	(58.8)	(265.2)
Investment income	4.2	1.6	1.2
Net realized investment gains (losses)	3.3	4.8	(18.4)
Total revenues	(60.8)	(52.4)	(198.6)
Interest expense	22.7	20.6	24.1
Other operating expenses	10.4	2.0	16.1
Total expenses	33.1	22.6	40.2
Loss before income taxes	(93.9)	(75.0)	(238.8)
Income tax expense (benefit)	69.3	(121.0)	62.0
Loss from continuing operations	(24.6)	(196.0)	(176.8)
Income (loss) from discontinued operations of subsidiaries	12.0	(123.0)	(549.2)
Net loss	$(12.6)	$(319.0)	$(726.0)

26.

Condensed Financial Information of The Phoenix Companies, Inc. (continued)

Parent Company Cash Flows:	Years Ended December 31,
($ in millions)	2010	2009	2008
Operating Activities
Cash dividends received from subsidiary	$25.0	$—	$83.8
Investment income received	1.8	1.6	1.7
Interest, income taxes and other expenses paid, net	(17.6)	7.5	(61.5)
Cash from operating activities	9.2	9.1	24.0
Debt security sales (purchases), net	10.0	(24.6)	21.6
Advances and capital contributions to subsidiaries	(25.5)	(4.3)	(12.4)
Proceeds from the sale and purchase of subsidiaries	7.8	(0.4)	—
Cash from (for) investing activities	(7.7)	(29.3)	9.2
Repayment of debt	—	(13.3)	(153.7)
Common stock issuance	—	0.1	0.6
Common stock dividend paid	—	—	(18.4)
Cash for financing activities	—	(13.2)	(171.5)
Change in cash and cash equivalents	1.5	(33.4)	(138.3)
Cash and cash equivalents, beginning of year	0.6	34.0	172.3
Cash and cash equivalents, end of year	$2.1	$0.6	$34.0

27.

Additional Operating Cash Flow Information

Operating Cash Flows on Indirect Basis:	Years Ended December 31,
($ in millions)	2010	2009	2008
OPERATING ACTIVITIES
Loss from continuing operations	$(24.6)	$(196.0)	$(176.8)
Net realized investment losses	9.9	102.2	295.9
Amortization and depreciation	11.3	26.3	13.0
Decrease (increase) in accrued investment income	(16.4)	78.4	1.2
Deferred income tax expense (benefit)	(12.8)	94.2	(108.9)
Decrease (increase) in receivables	(49.1)	9.2	(21.7)
Decrease in deferred policy acquisition costs	271.2	193.0	8.1
Increase (decrease) in policy liabilities and accruals	(447.3)	(862.8)	131.8
Other assets and other liabilities net change	9.8	(5.3)	(55.0)
Cash from (for) continuing operations	(248.0)	(560.8)	87.6
Discontinued operations, net	(10.0)	(22.2)	(34.6)
Cash from (for) operating activities	$(258.0)	$(583.0)	$53.0

28.

Supplemental Unaudited Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2010 and 2009.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2010

Revenues	$521.8	$558.4	$492.2	$512.5

Benefits and expenses	$507.7	$563.4	$525.0	$523.5

Income tax expense (benefit)	$0.2	$(0.3)	$(7.7)	$(2.3)

Income (loss) from continuing operations(1)	$13.9	$(4.7)	$(25.1)	$(8.7)

Income (loss) from discontinued operations(2)	$(0.2)	$15.0	$0.1	$(2.9)

Net income (loss)	$13.7	$10.3	$(25.0)	$(11.6)

Earnings per share:
Basic	$0.12	$0.09	$(0.22)	$(0.10)
Diluted	$0.12	$0.09	$(0.22)	$(0.10)

———————

(1)

Included in the loss for the third quarter of 2010 was the acceleration of deferred policy acquisition cost amortization due to the unlocking which resulted in the acceleration of amortization of $46.4 million.

(2)

Net income from discontinued operations in the second quarter of 2010 reflects the correction of an error of $15.6 million which decreased the estimated loss on the sale of PFG that was initially recorded in the fourth quarter of 2009. See Note 20 to these financial statements for additional information.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2009

Revenues	$536.4	$434.3	$520.3	$525.8

Benefits and expenses	$504.1	$501.0	$529.9	$568.9

Income tax expense (benefit)	$105.7	$16.6	$(11.3)	$(2.1)

Income (loss) from continuing operations(1)	$(73.4)	$(83.3)	$1.7	$(41.0)

Loss from discontinued operations	$(1.4)	$(27.9)	$(28.3)	$(65.4)

Net loss(2)	$(74.8)	$(111.2)	$(26.6)	$(106.4)

Earnings per share:
Basic	$(0.65)	$(0.96)	$(0.23)	$(0.91)
Diluted	$(0.65)	$(0.96)	$(0.23)	$(0.91)

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

28.

Supplemental Unaudited Financial Information (continued)

In the fourth quarter of 2009, we established a distribution company, Saybrus. At that time, Saybrus was determined not to be an operating segment as defined by ASC 280 – Segment Reporting. It was not until the third quarter of 2010 that Saybrus met the applicable criteria to be an operating segment. We determined that it was a material component of the Company’s results and therefore a reportable operating segment for the quarter. As segment reporting was not incorporated into our third quarter filing, the applicable third quarter segment information has been presented herein. Prior period information has been presented for comparative purposes.

The Company has not provided asset information for the segments as the assets attributable to Saybrus are not significant relative to the assets of the consolidated balance sheet of the Company. In addition, all interest revenue and interest expense of the Company reside within the Life and Annuity segment.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2010
Segment Information on Revenues
Life and Annuity	$521.6	$558.0	$491.1	$510.9
Saybrus Partners(1)	0.2	0.4	1.1	1.6
Total revenues	$521.8	$558.4	$492.2	$512.5

Results of Operations by Segment as Reconciled to
Consolidated Net Income
Life and Annuity	$13.4	$(15.7)	$(13.7)	$20.8
Saybrus Partners(1)	(6.4)	(4.9)	(4.7)	(3.0)
Applicable income tax expense	(0.2)	0.3	7.7	2.3
Income (loss) from discontinued operations, net of income taxes	(0.2)	15.0	0.1	(2.9)
Net realized investment gains (losses)	3.0	30.5	(14.1)	(29.3)
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	4.1	(14.9)	(0.3)	0.5
Net income (loss)	$13.7	$10.3	$(25.0)	$(11.6)

———————

(1)

Excludes $2.7 million of intercompany revenues in 2010.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2009
Segment Information on Revenues
Life and Annuity	$536.4	$434.3	$520.3	$525.8
Saybrus Partners	—	—	—	—
Total revenues	$536.4	$434.3	$520.3	$525.8

Results of Operations by Segment as Reconciled to
Consolidated Net Income
Life and Annuity	$(8.2)	$1.8	$2.2	$(15.2)
Saybrus Partners	—	—	—	(7.8)
Applicable income tax expense	105.8	16.4	(11.2)	(2.1)
Income from discontinued operations, net of income taxes	(1.4)	(27.9)	(28.3)	(65.4)
Net realized investment losses	25.4	(86.2)	(17.4)	(24.0)
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	15.2	17.5	5.7	3.9
Net income	$(74.8)	$(111.2)	$(26.6)	$(106.4)

28.

Supplemental Unaudited Financial Information (continued)

The following table presents selected quarterly information adjusted for an error in the determination of the valuation allowance recorded on the deferred tax asset related to unrealized losses on investments. We have evaluated the errors and determined that second and third quarter Form 10-Q/A filings were not required. The revisions below reflect the respective impacts to deferred income taxes and accumulated other comprehensive loss in the second and third quarters of 2010. These revisions presented below affected other comprehensive income, but there were no impacts to net loss or earnings per share. There was no impact to periods prior to the second quarter of 2010.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2010

Deferred income taxes as reported	$192.7	$233.2	$266.9	$116.4
Adjustment to deferred income taxes	—	(63.3)	(141.4)	—
Deferred income taxes as revised	$192.7	$169.9	$125.5	$116.4

Total assets as reported	$24,574.8	$20,874.2	$21,193.4	$21,076.9
Adjustment to total assets	—	(63.3)	(141.4)	—
Total assets as revised	$24,574.8	$20,810.9	$21,052.0	$21,076.9

Accumulated other comprehensive income, net of tax, as reported	$(110.9)	$(21.2)	$60.1	$(133.8)
Adjustment to accumulated other comprehensive income, net of tax	—	(63.3)	(141.4)	—
Accumulated other comprehensive income, net of tax as revised	$(110.9)	$(84.5)	$(81.3)	$(133.8)

Total stockholders’ equity as reported	$1,205.9	$1,307.3	$1,360.0	$1,155.5
Adjustment to total stockholders’ equity	—	(63.3)	(141.4)	—
Total stockholders’ equity as revised	$1,205.9	$1,244.0	$1,218.6	$1,155.5

Other comprehensive income (loss) as reported	$60.4	$89.7	$81.3	$8.8
Adjustment to other comprehensive income (loss)	—	(63.3)	(141.4)	—
Other comprehensive income (loss) as revised	$60.4	$26.4	$(60.1)	$8.8

Comprehensive income (loss) as reported	$74.1	$100.0	$56.3	$(2.8)
Adjustment to comprehensive income (loss)	—	(63.3)	(141.4)	—
Comprehensive income (loss) as revised	$74.1	$36.7	$(85.1)	$(2.8)

29.

Subsequent Events

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on all ratings from negative to stable.

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