Form 10-Q
period 2011-03-31
PHOENIX COMPANIES INC/DE
filed 2011-05-09
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

On April 29, 2011, the registrant had 116.3 million shares of common stock outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

March 31, 2011 (unaudited) and December 31, 2010

	Mar 31,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,845.6 and $10,627.7)	$11,159.5	$10,893.8
Available-for-sale equity securities, at fair value (cost of $33.6 and $28.7)	52.2	47.5
Venture capital partnerships, at equity in net assets	225.7	220.0
Policy loans, at unpaid principal balances	2,373.8	2,386.5
Other investments	489.5	516.9
Fair value option investments	92.5	102.1
Total investments	14,393.2	14,166.8
Cash and cash equivalents	107.3	121.9
Accrued investment income	173.5	169.5
Receivables	432.0	405.7
Deferred policy acquisition costs	1,403.3	1,444.3
Deferred income taxes	93.5	116.4
Other assets	165.5	174.5
Discontinued operations assets	54.9	60.4
Separate account assets	4,448.9	4,416.8
Total assets	$21,272.1	$21,076.3

LIABILITIES:
Policy liabilities and accruals	$12,960.6	$12,992.5
Policyholder deposit funds	1,667.2	1,494.1
Indebtedness	427.7	427.7
Other liabilities	575.7	540.3
Discontinued operations liabilities	45.5	49.4
Separate account liabilities	4,448.9	4,416.8
Total liabilities	20,125.6	19,920.8

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.3 million and 116.1 million shares outstanding	1.3	1.3
Additional paid-in capital	2,631.7	2,631.0
Accumulated deficit	(1,169.6)	(1,163.5)
Accumulated other comprehensive loss	(137.4)	(133.8)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,146.5	1,155.5
Total liabilities and stockholders’ equity	$21,272.1	$21,076.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2011 and 2010

	March 31,
	2011	2010
REVENUES:
Premiums	$132.5	$151.7
Fee income	153.8	162.5
Net investment income	200.8	204.6
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(7.4)	(31.4)
Portion of OTTI losses recognized in other comprehensive income	1.7	16.9
Net OTTI losses recognized in earnings	(5.7)	(14.5)
Net realized investment gains (losses), excluding OTTI losses	(10.5)	17.5
Net realized investment gains (losses)	(16.2)	3.0
Total revenues	470.9	521.8

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	282.2	288.6
Policyholder dividends	63.7	62.7
Policy acquisition cost amortization	62.7	68.2
Interest expense on indebtedness	7.9	8.0
Other operating expenses	59.3	80.2
Total benefits and expenses	475.8	507.7
Income (loss) from continuing operations before income taxes	(4.9)	14.1
Income tax expense (benefit)	(0.3)	0.2
Income (loss) from continuing operations	(4.6)	13.9
Loss from discontinued operations, net of income taxes	(1.5)	(0.2)
Net income (loss)	$(6.1)	$13.7

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.04)	$0.12
Earnings (loss) from continuing operations – diluted	$(0.04)	$0.12
Earnings (loss) from discontinued operations – basic	$(0.01)	$(0.00)
Earnings (loss) from discontinued operations – diluted	$(0.01)	$(0.00)
Net earnings (loss) – basic	$(0.05)	$0.12
Net earnings (loss) – diluted	$(0.05)	$0.12
Basic weighted-average common shares outstanding (in thousands)	116,326	116,081
Diluted weighted-average common shares outstanding (in thousands)	116,326	116,575

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(6.1)	$13.7
Net unrealized investment gains (losses)	(3.7)	67.0
Non-credit portion of OTTI losses recognized in other comprehensive income	(1.1)	(11.0)
Net unrealized other gains	1.7	3.6
Net unrealized derivative instruments gains (losses)	(0.5)	0.8
Other comprehensive income (loss)	(3.6)	60.4
Comprehensive income (loss)	$(9.7)	$74.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Premiums collected	$131.8	$145.5
Fee income collected	142.0	160.5
Investment income collected	184.9	193.6
Policy benefits paid, excluding policyholder dividends	(359.6)	(437.4)
Policyholder dividends paid	(60.7)	(60.0)
Policy acquisition costs paid	(34.4)	(3.8)
Interest expense on indebtedness paid	(5.6)	(5.6)
Other operating expenses paid	(45.0)	(93.4)
Income taxes paid	(0.2)	—
Cash for continuing operations	(46.8)	(100.6)
Discontinued operations, net	1.8	6.4
Cash for operating activities	(45.0)	(94.2)

INVESTING ACTIVITIES:
Investment purchases	(1,773.0)	(1,678.7)
Investment sales, repayments and maturities	1,611.6	1,677.3
Policy loan repayments (advances), net	12.7	(16.6)
Premises and equipment additions	(1.0)	(0.5)
Discontinued operations, net	(2.7)	(4.7)
Cash for investing activities	(152.4)	(23.2)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	240.1	141.5
Policyholder deposit fund withdrawals	(57.3)	(154.8)
Non-controlling interest	—	0.5
Indebtedness repayments	—	(0.3)
Cash from (for) financing activities	182.8	(13.1)
Change in cash and cash equivalents	(14.6)	(130.5)
Cash and cash equivalents, beginning of period	121.9	256.7
Cash and cash equivalents, end of period	$107.3	$126.2

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.0 million as of March 31, 2011. There was no cash pledged as collateral as of March 31, 2010.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Three Months Ended March 31, 2011 and 2010

	March 31,
	2011	2010
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,631.0	$2,627.3
Issuance of shares and compensation expense on stock compensation awards	0.7	0.7
Balance, end of period	$2,631.7	$2,628.0

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,163.5)	$(1,146.7)
Net income (loss)	(6.1)	13.7
Balance, end of period	$(1,169.6)	$(1,133.0)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(133.8)	$(171.3)
Other comprehensive income (loss)	(3.6)	60.4
Balance, end of period	$(137.4)	$(110.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,155.5	$1,131.1
Change in stockholders’ equity	(9.0)	74.8
Stockholders’ equity, end of period	$1,146.5	$1,205.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

1.

Organization and Description of Business

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, the Company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company (“Phoenix Home Life”).

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. (the “Company” or “PNX”) and changed its name to Phoenix Life Insurance Company (“Phoenix Life”).

The Company is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life and PHL Variable Insurance Company (“PHL Variable”). We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. In addition, our distribution company, Saybrus Partners, Inc. (“Saybrus”), provides dedicated consultation services to partner companies as well as support for the Phoenix Life and PHL Variable product lines within its own distribution channels.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products. In 2010, the Company repositioned its annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations (“IMOs”), and had improved annuity sales.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our interim consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidating these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K. Financial results for the three months ended March 31, 2011 are not necessarily indicative of full year results.

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

Adoption of new accounting standards

The Company did not adopt any new accounting standards during the quarter ended March 31, 2011. Our adoption of new accounting standards during 2010 are presented in the notes to our consolidated financial statements in our 2010 Annual Report on Form 10-K.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendment to Troubled Debt Restructuring Guidance

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 310, Receivables, to clarify guidance on troubled debt restructurings related to a creditor’s determination of whether or not a restructuring constitutes a concession and if the debtor is experiencing financial difficulties. This guidance is effective for interim periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. We expect to adopt this guidance with no material effect on our consolidated financial statements.

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2010 Annual Report on Form 10-K.

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

Closed Block Assets and Liabilities:	Mar 31,	Dec 31,
($ in millions)	2011	2010	Inception

Debt securities	$6,384.6	$6,385.4	$4,773.1
Equity securities	21.6	19.6	—
Mortgage loans	3.7	4.1	399.0
Venture capital partnerships	215.3	210.0	—
Policy loans	1,315.1	1,340.8	1,380.0
Other investments	122.7	125.5	—
Fair value option investments	11.7	16.0	—
Total closed block investments	8,074.7	8,101.4	6,552.1
Cash and cash equivalents	11.4	7.1	—
Accrued investment income	96.5	97.2	106.8
Receivables	60.1	62.5	35.2
Deferred income taxes	232.3	236.2	389.4
Other closed block assets	25.3	17.8	6.2
Total closed block assets	8,500.3	8,522.2	7,089.7
Policy liabilities and accruals	8,835.8	8,903.5	8,301.7
Policyholder dividends payable	264.3	263.3	325.1
Policy dividend obligation	355.8	339.0	—
Other closed block liabilities	93.5	73.6	12.3
Total closed block liabilities	9,549.4	9,579.4	8,639.1
Excess of closed block liabilities over closed block assets	$1,049.1	$1,057.2	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Liabilities:	from	March 31,
($ in millions)	Inception	2011	2010

Closed block revenues
Premiums	$9,665.7	$124.7	$144.6
Net investment income	6,040.8	117.6	122.5
Net realized investment losses	(236.6)	(1.6)	(6.3)
Total revenues	15,469.9	240.7	260.8
Policy benefits, excluding dividends	10,622.5	163.1	178.7
Other operating expenses	99.8	1.5	5.8
Total benefits and expenses, excluding policyholder dividends	10,722.3	164.6	184.5
Closed block contribution to income before dividends and income taxes	4,747.6	76.1	76.3
Policyholder dividends	(3,947.6)	(63.6)	(62.6)
Closed block contribution to income before income taxes	800.0	12.5	13.7
Applicable income tax expense	278.3	4.3	4.8
Closed block contribution to income	$521.7	$8.2	$8.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$4,000.9	$63.6	$62.6
Policyholder dividends provided through other comprehensive income	302.1	14.7	126.4
Additions to policyholder dividend liabilities	4,303.0	78.3	189.0
Policyholder dividends paid	(4,008.0)	(60.5)	(72.8)
Increase in policyholder dividend liabilities	295.0	17.8	116.2
Policyholder dividend liabilities, beginning of period	325.1	602.3	297.8
Policyholder dividend liabilities, end of period	620.1	620.1	414.0
Policyholder dividends payable, end of period	(264.3)	(264.3)	(299.2)
Policyholder dividend obligation, end of period	$355.8	$355.8	$114.8

As of March 31, 2011, the policyholder dividend obligation includes approximately $53.7 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $302.1 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Policy acquisition costs deferred	$34.4	$3.8
Costs amortized to expenses:
Recurring costs	(62.5)	(67.0)
Realized investment gains (losses)	(0.2)	(1.2)
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income(1)	(12.7)	(108.6)
Change in deferred policy acquisition costs	(41.0)	(173.0)
Deferred policy acquisition costs, beginning of period	1,444.3	1,916.0
Deferred policy acquisition costs, end of period	$1,403.3	$1,743.0

———————

(1)

An offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

5.

Deferred Policy Acquisition Costs (continued)

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

We conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset is then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

During the three months ended March 31, 2011 and 2010, it was determined that an unlocking was not warranted.

6.

Investing Activities

Debt and equity securities

Fair Value and Cost of	March 31, 2011		December 31, 2010
General Account Securities:	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$719.4	$686.2	$762.3	$726.8
State and political subdivision	213.0	212.1	218.7	217.7
Foreign government	170.7	151.9	170.5	150.8
Corporate	5,996.6	5,699.2	5,917.6	5,637.7
Commercial mortgage-backed (“CMBS”)	1,174.1	1,142.4	1,148.4	1,124.5
Residential mortgage-backed (“RMBS”)	2,112.2	2,143.9	1,994.7	2,039.7
CDO/CLO	253.8	289.9	251.6	299.5
Other asset-backed	519.7	520.0	430.0	431.0
Available-for-sale debt securities	$11,159.5	$10,845.6	$10,893.8	$10,627.7

Amounts applicable to the closed block	$6,384.6	$6,089.3	$6,385.4	$6,106.0

Available-for-sale equity securities	$52.2	$33.6	$47.5	$28.7

Amounts applicable to the closed block	$21.6	$15.0	$19.6	$11.9

6.

Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	March 31, 2011		December 31, 2010
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$40.3	$(7.1)	$43.0	$(7.5)
State and political subdivision	5.3	(4.4)	5.5	(4.5)
Foreign government	18.8	—	20.1	(0.4)
Corporate	403.9	(106.5)	418.0	(138.1)
CMBS	50.6	(18.9)	49.4	(25.5)
RMBS	43.6	(75.3)	45.5	(90.5)
CDO/CLO	6.3	(42.4)	7.7	(55.6)
Other asset-backed	6.8	(7.1)	7.8	(8.8)
Debt securities gains (losses)	$575.6	$(261.7)	$597.0	$(330.9)
Debt securities net gains	$313.9		$266.1

Equity securities gains (losses)	$20.7	$(2.1)	$19.5	$(0.7)
Equity securities net gains	$18.6		$18.8

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Mar 31,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(18.8)	(18.7)
RMBS	(74.0)	(72.2)
CDO/CLO	(14.6)	(19.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(113.1)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of March 31, 2011
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$40.8	$(0.5)	$40.2	$(6.6)	$81.0	$(7.1)
State and political subdivision	46.7	(1.3)	11.0	(3.1)	57.7	(4.4)
Foreign government	6.2	—	—	—	6.2	—
Corporate	355.9	(12.5)	604.4	(94.0)	960.3	(106.5)
CMBS	84.8	(2.7)	63.4	(16.2)	148.2	(18.9)
RMBS	331.0	(8.3)	441.3	(67.0)	772.3	(75.3)
CDO/CLO	—	—	182.2	(42.4)	182.2	(42.4)
Other asset-backed	184.7	(2.0)	51.6	(5.1)	236.3	(7.1)
Debt securities	$1,050.1	$(27.3)	$1,394.1	$(234.4)	$2,444.2	$(261.7)
Equity securities	3.5	(1.3)	0.2	(0.8)	3.7	(2.1)
Total temporarily impaired securities	$1,053.6	$(28.6)	$1,394.3	$(235.2)	$2,447.9	$(263.8)

Amounts inside the closed block	$466.0	$(15.5)	$620.4	$(80.0)	$1,086.4	$(95.5)

Amounts outside the closed block	$587.6	$(13.1)	$773.9	$(155.2)	$1,361.5	$(168.3)

Amounts outside the closed block that are below investment grade	$35.3	$(2.9)	$297.3	$(93.8)	$332.6	$(96.7)

Number of securities		515		609		1,124

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $70.7 million at March 31, 2011. Of this amount, $67.7 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $22.8 million at March 31, 2011. Of this amount, $18.5 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

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

Maturities of General Account Debt Securities:	As of March 31, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$489.7	$485.4
Due after one year through five years	2,151.8	2,014.9
Due after five years through ten years	2,132.0	1,987.5
Due after ten years	2,326.2	2,261.6
CMBS/RMBS/ABS/CDO/CLO	4,059.8	4,096.2
Total	$11,159.5	$10,845.6

The maturities of general account debt securities, as of March 31, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At March 31, 2011, this included debt securities with $52.9 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed maturity OTTIs recorded in the first quarter of 2011 were primarily concentrated in corporate bonds and structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $5.7 million in the first quarter of 2011 and $14.2 million in the first quarter of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $1.7 million in the first quarter of 2011 and $16.9 million in the first quarter of 2010.

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

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	Three Months Ended
of the OTTI Loss was Recognized in Other Comprehensive Income:	March 31
($ in millions)	2011	2010

Balance, beginning of period	$(60.4)	$(44.4)
Add: Credit losses on OTTIs not previously recognized	(4.1)	(2.3)
Less: Credit losses on securities sold	3.1	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(1.2)	(9.9)
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(62.6)	$(56.6)

6.

Investing Activities (continued)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Contributions	$5.3	$8.0
Equity in earnings (loss) of partnerships	9.8	5.3
Distributions	(9.4)	(2.3)
Change in venture capital partnerships	5.7	11.0
Venture capital partnership investments, beginning of period	220.0	188.6
Venture capital partnership investments, end of period	$225.7	$199.6

Amounts applicable to the closed block	$215.3	$191.2

Other investments

Other Investments:	Mar 31,	Dec 31,
($ in millions)	2011	2010

Transportation and other equipment leases	$28.3	$28.1
Mezzanine partnerships	177.8	187.5
Affordable housing partnerships	6.4	6.3
Derivative instruments (Note 9)	121.5	136.9
Real estate	2.3	2.3
Other partnership interests(1)	129.4	123.6
Other interests	20.1	28.1
Mortgage loans	3.7	4.1
Other investments	$489.5	$516.9

Amounts applicable to the closed block	$126.4	$129.6

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Debt securities	$147.6	$154.3
Equity securities	0.6	0.1
Venture capital partnerships	9.8	5.3
Policy loans	42.0	43.4
Other investments	0.7	4.6
Fair value option investments	2.4	0.7
Total investment income	203.1	208.4
Less: Discontinued operations	0.5	1.7
Less: Investment expenses	1.8	2.1
Net investment income	$200.8	$204.6

Amounts applicable to the closed block	$117.6	$122.5

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2011	2010

Total other-than-temporary debt impairment losses	$(7.4)	$(31.1)
Portion of loss recognized in other comprehensive income	1.7	16.9
Net debt impairment losses recognized in earnings	$(5.7)	$(14.2)

Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.4)	(1.9)
CMBS	—	(1.3)
RMBS	(1.3)	(5.5)
CDO/CLO	—	(5.5)
Other asset-backed	—	—
Net debt security impairments	(5.7)	(14.2)
Equity security impairments	—	(0.3)
Other investments impairments	—	—
Impairment losses	(5.7)	(14.5)
Debt security transaction gains	3.9	22.9
Debt security transaction losses	(1.9)	(5.0)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Venture capital partnership transaction gains	—	—
Venture capital partnership transaction losses	—	—
Other investments transaction gains	—	—
Other investments transaction losses	(1.6)	(4.2)
Net transaction gains	0.4	13.7
Realized gains (losses) on fair value option investments:
Deferred compensation assets	1.1	0.2
Synthetic CDO	(1.5)	—
Total realized gains (losses) on fair value option investments	(0.4)	0.2
Realized gains (losses) on derivative assets and liabilities	(10.5)	3.6
Net realized investment gains (losses), excluding impairment losses	(10.5)	17.5
Net realized investment gains (losses), including impairments	$(16.2)	$3.0

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2011	2010

Debt securities	$47.8	$255.4
Equity securities	(0.2)	7.4
Other investments	—	0.3
Net unrealized investment gains	$47.6	$263.1

Net unrealized investment gains	$47.6	$263.1
Applicable closed block policyholder dividend obligation	14.7	126.4
Applicable deferred policy acquisition cost	12.7	108.6
Applicable deferred income tax	25.0	(27.9)
Offsets to net unrealized investment gains	52.4	207.1
Net unrealized investment gains (losses) included in other comprehensive income	$(4.8)	$56.0

6.

Investing Activities (continued)

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

Carrying Value of Assets and Liabilities	March 31, 2011			December 31, 2010
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$514.7	$—	$514.7	$512.4	$—	$512.4
Direct equity investments	55.2	—	55.2	55.4	—	55.4
Receivable(1)	6.7	—	6.7	6.8	—	6.8
Total	$576.6	$—	$576.6	$574.6	$—	$574.6

———————

(1)

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 17 to these financial statements for additional information regarding such commitments.

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $576.6 million as of March 31, 2011. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2011, we held derivative assets, net of liabilities, with a fair value of $104.8 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $94.7 million. Our maximum amount of loss due to credit risk with these issuers was $199.5 million. See Note 9 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	Mar 31,	Dec 31,
($ in millions)	2011	2010

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.6	253.6
Total indebtedness	$427.7	$427.7

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We did not repurchase any of these bonds during the three months ended March 31, 2011. During 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million.

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

Future minimum annual principal payments on indebtedness as of March 31, 2011 are $253.6 million in 2032 and $175.0 million in 2034.

Interest Expense on Indebtedness, including	Three Months Ended
Amortization of Debt Issuance Costs:	March 31,
($ in millions)	2011	2010

Surplus notes	$3.1	$3.1
Senior unsecured bonds	4.8	4.9
Interest expense on indebtedness	$7.9	$8.0

Common stock dividends

During the three months ended March 31, 2011 and the year ended December 31, 2010, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three-month periods ended March 31, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Variable and fixed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in millions)	2011	2010

Debt securities	$884.6	$737.4
Equity funds	2,291.8	2,266.4
Other	91.3	95.9
Total	$3,267.7	$3,099.7

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

For annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in millions)	March 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	0.1	(0.9)
Paid	0.3	—
Liability balance as of March 31, 2011	$5.0	$17.2

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.6	1.8
Paid	(5.1)	—
Liability balance as of December 31, 2010	$4.6	$18.1

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,027.5	$11.7	61
GMDB step up	1,618.4	60.3	62
GMDB earnings enhancement benefit (EEB)	47.4	0.2	62
GMDB greater of annual step up and roll up	31.6	7.0	65
Total GMDB at March 31, 2011	$2,724.9	$79.2

GMDB return of premium	$1,032.9	$19.2	61
GMDB step up	1,614.1	89.5	62
GMDB earnings enhancement benefit (EEB)	47.3	0.3	61
GMDB greater of annual step up and roll up	32.1	7.7	65
Total GMDB at December 31, 2010	$2,726.4	$116.7

Return of Premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the oldest original owner attaining a certain age. On and after the oldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the oldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

Earnings Enhancement Benefit: The death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

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

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

COMBO	$11.3	60
GMAB	445.1	56
GMIB	530.1	62
GMWB	631.6	62
GPAF	17.5	76
Total at March 31, 2011	$1,635.6

COMBO	$11.2	60
GMAB	440.3	56
GMIB	528.4	62
GMWB	617.0	61
GPAF	16.1	76
Total at December 31, 2010	$1,613.0

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We also offer certain separate account variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”), a guaranteed pay-out annuity floor (“GPAF”) and a combination rider (“COMBO”).

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

The COMBO rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term.

The GMWB, GMAB, GPAF, COMBO and index options represent embedded derivatives in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index options obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed index annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the three months ended March 31, 2011. There were benefit payments made of $0.4 million for GPAF during 2010 and $0.1 million during the three months ended March 31, 2011.

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in millions)	2011	2010

GMWB	$(9.1)	$(1.7)
GMAB	8.1	13.3
GPAF	2.4	3.0
COMBO	(0.8)	(0.7)
Index options	1.1	0.4
Total embedded derivatives	$1.7	$14.3

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At March 31, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $114.4 million and $105.0 million, respectively.

9.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in other comprehensive income, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for netting of payments and receipts by counterparty. As of March 31, 2011 and December 31, 2010, $8.0 million and $6.9 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			March 31,		December 31,
General Account:			2011		2010
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$131.0	2017-2026	$—	$1.7	$3.6	$2.5
Variance swaps	0.9	2015-2017	—	2.0	—	0.6
Swaptions	25.0	2024	0.8	—	4.8	—
Put options	432.0	2014-2024	70.4	—	83.3	—
Call options	204.2	2011-2016	21.8	10.1	11.2	6.0
Equity futures	113.9	2011	28.5	2.0	34.0	2.0
	907.0		121.5	15.8	136.9	11.1
Hedging Derivative Instruments
Cross currency swaps	15.0	2012-2016	—	0.9	—	0.1
	15.0		—	0.9	—	0.1
Total derivative instruments	$922.0		$121.5	$16.7	$136.9	$11.2

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

Equity Index Options

The Company uses equity indexed options to hedge against market risks from changes in equity markets, volatility and interest rates.

An equity index option affords the Company the right to make or receive payments based on a specified future level of an equity market index. The Company may use exchange-trade or OTC options.

9.

Derivative Instruments (continued)

Generally, the Company has used long-dated options to hedge its GMAB and GMWB liabilities and a combination of put and call options to hedge its fixed indexed annuity option liabilities.

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

Contingent features

Derivative counterparty agreements may contain certain provisions that require our insurance companies’ financial strength rating to be above certain thresholds. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions.

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of rating downgrades in early 2009. However, the Company held no derivative instruments as of March 31, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

10.

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

10.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2011
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$350.8	$368.6	$—	$719.4
State and political subdivision	—	213.0	—	213.0
Foreign government	—	170.7	—	170.7
Corporate	—	5,727.5	269.1	5,996.6
CMBS	—	1,100.4	73.7	1,174.1
RMBS	—	2,058.5	53.7	2,112.2
CDO/CLO	—	—	253.8	253.8
Other asset-backed	—	441.7	78.0	519.7
Available-for-sale equity securities	2.0	—	50.2	52.2
Derivative assets	—	121.5	—	121.5
Separate account assets(1)	4,330.3	73.5	—	4,403.8
Fair value option investments	24.6	38.1	29.8	92.5
Total assets	$4,707.7	$10,313.5	$808.3	$15,829.5
Liabilities
Derivative liabilities	$—	$16.7	$1.7	$18.4
Total liabilities	$—	$16.7	$1.7	$18.4

———————

(1)

Excludes pension assets of $39.0 million in limited partnerships and real estate investments accounted for on the equity method as well as $6.1 million in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2011.

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$390.0	$372.3	$—	$762.3
State and political subdivision	—	218.7	—	218.7
Foreign government	—	170.5	—	170.5
Corporate	—	5,649.2	268.4	5,917.6
CMBS	—	1,092.1	56.3	1,148.4
RMBS	—	1,944.1	50.6	1,994.7
CDO/CLO	—	—	251.6	251.6
Other asset-backed	—	362.1	67.9	430.0
Available-for-sale equity securities	0.7	0.5	46.3	47.5
Derivative assets	—	136.9	—	136.9
Separate account assets(1)	4,294.4	77.2	—	4,371.6
Fair value option investments	26.6	37.3	38.2	102.1
Total assets	$4,711.7	$10,060.9	$779.3	$15,551.9
Liabilities
Derivative liabilities	$—	$11.2	$14.3	$25.5
Total liabilities	$—	$11.2	$14.3	$25.5

———————

(1)

Excludes pension assets of $37.9 million in limited partnerships and real estate investments accounted for on the equity method as well as $7.3 million in cash and cash equivalents and money market funds.

There were transfers of $123.7 million of Level 1 assets to Level 2 during the year ended December 31, 2010. These assets were transferred to Level 2 since they no longer definitively qualified as Level 1 securities as their underlying characteristics were not identical to assets being traded in active markets.

10.

Fair Value of Financial Instruments (continued)

Available-for-sale debt securities as of March 31, 2011 and December 31, 2010 are reported net of $43.2 million and $41.4 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with Level 1, Level 2 and significant Level 3 inputs would be classified as a Level 3 financial instrument in its entirety. Subsequently, even if only Level 1 and Level 2 inputs are adjusted, the resulting gain or loss is classified as Level 3. Further, Level 3 instruments are frequently hedged with instruments that are classified as Level 1 or Level 2 and, accordingly, gains or losses reported as Level 3 in the table below may be offset by gains or losses attributable to instruments classified in Level 1 or 2 of the fair value hierarchy.

Level 3 Financial Assets:	Three Months Ended March 31, 2011
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	0.1	4.5	10.6	23.0	15.0	4.0	—	57.2
Sales	(9.5)	(0.7)	(15.8)	(3.7)	(0.6)	(0.2)	(8.4)	(38.9)
Transfers into Level 3(1)	—	—	2.8	—	—	0.8	—	3.6
Transfers out of Level 3(2)	—	—	—	(8.4)	—	—	—	(8.4)
Realized gains (losses) included in earnings	(0.4)	—	(0.4)	(0.4)	—	—	(1.5)	(2.7)
Unrealized gains (losses) included in other comprehensive income (loss)	11.7	(0.8)	3.5	(0.4)	3.0	(0.7)	1.5	17.8
Amortization/accretion	0.3	0.1	—	—	—	—	—	0.4
Balance, end of period	$253.8	$53.7	$269.1	$78.0	$73.7	$50.2	$29.8	$808.3

———————

 (1)

Transfers into Level 3 for the three months ended March 31, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Three Months Ended March 31, 2010
($ in millions)				Asset-		Common	YTD
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Assets

Balance, beginning of period	$258.0	$118.6	$285.2	$97.0	$56.5	$19.2	$834.5
Purchases	0.1	1.0	42.9	10.0	1.3	—	55.3
Sales	(2.1)	(8.0)	(93.4)	(1.7)	(3.7)	—	(108.9)
Transfers into Level 3(1)	—	—	26.1	—	—	4.5	30.6
Transfers out of Level 3(2)	—	(40.4)	(58.0)	(18.4)	—	—	(116.8)
Realized gains (losses) included in earnings	(5.6)	(0.8)	20.7	(1.5)	—	(1.7)	11.1
Unrealized gains (losses) included in other comprehensive income (loss)	12.4	(2.7)	22.5	1.8	7.7	9.4	51.1
Amortization/accretion	—	0.3	—	—	0.1	—	0.4
Balance, end of period	$262.8	$68.0	$246.0	$87.2	$61.9	$31.4	$757.3

———————

(1)

Transfers into Level 3 for the three months ended March 31, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Three Months Ended
($ in millions)	March 31,
	2011	2010
	Embedded Derivatives

Balance, beginning of period	$14.3	$27.1
Net purchases/(sales)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	12.6	11.3
Unrealized (gains) losses included in other comprehensive loss	—	—
Amortization/accretion	—	—
Balance, end of period	$1.7	$15.8
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$12.6	$11.3

Carrying Amounts and Fair Values	March 31,		December 31,
of Financial Instruments:	2011		2010
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$107.3	$107.3	$121.9	$121.9
Available-for-sale debt securities	11,159.5	11,159.5	10,893.8	10,893.8
Available-for-sale equity securities	52.2	52.2	47.5	47.5
Separate account assets	4,448.9	4,448.9	4,416.8	4,416.8
Mortgage loans	3.7	3.7	4.1	4.1
Derivative financial instruments	121.5	121.5	136.9	136.9
Fair value option investments	92.5	92.5	102.1	102.1
Financial assets	$15,985.6	$15,985.6	$15,723.1	$15,723.1

Investment contracts	$1,667.2	$1,679.4	$1,494.1	$1,510.5
Indebtedness	427.7	328.0	427.7	295.4
Separate account liabilities	4,448.9	4,448.9	4,416.8	4,416.8
Derivative financial instruments	18.4	18.4	25.1	25.1
Financial liabilities	$6,562.2	$6,474.7	$6,363.7	$6,247.8

Fair value option investments at March 31, 2011 and December 31, 2010 include $24.6 million and $26.6 million of available-for-sale equity securities backing our deferred compensation liabilities. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of these securities’ underlying economics. Changes in the fair value of these assets are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in five securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $29.8 million and $38.2 million as of March 31, 2011 and December 31, 2010, respectively.

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

10.

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

To determine fair values for certain structured, CLO and CDO assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default (LGD) or recovery rate, collateral prepayment rate and reinvestment spread.

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

10.

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

10.

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

Valuation of embedded derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivatives associated with our fixed indexed annuity is calculated using the budget method where the initial value is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at March 31, 2011 and December 31, 2010 was a reduction of $11.9 million and $19.9 million in the reserves associated with these riders, respectively.

Indebtedness

Fair value of indebtedness is based on quoted market prices.

11.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three months ended March 31, 2011 has been computed based on the first three months of 2011 as a discrete period. The effective tax rate for the three months ended March 31, 2011 is 0%, excluding an expense of $1.5 million related to current alternative minimum tax and before the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Similarly, the Company anticipates that the full-year effective tax rate will be 0%, excluding the alternative minimum tax and before the application of the intraperiod tax allocation rules.

For the quarter ended March 31, 2011, we recognized a net increase in the valuation allowance of $19.1 million. Accounting guidance requires that this movement be allocated to various financial statement components of income or loss. The net increase to the valuation allowance corresponds to an increase of $1.8 million in income statement related deferred tax balances and an increase of $17.3 million in other comprehensive income related deferred tax balances.

An income tax benefit of $1.8 million recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Partially offsetting this tax benefit recognized through the income statement is a $1.5 million income tax expense to current alternative minimum tax.

We have concluded that a valuation allowance on the $93.5 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

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

12.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Service cost	$0.2	$0.8
Interest cost	9.0	9.5
Expected return on plan assets	(9.1)	(8.2)
Net loss amortization	1.7	1.6
Prior service cost amortization	—	—
Pension benefit cost	$1.8	$3.7

12.

Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Service cost	$0.1	$0.1
Interest cost	0.7	0.8
Prior service cost amortization	(0.5)	(0.4)
Other postretirement benefit cost	$0.3	$0.5

For the three months ended March 31, 2011, accumulated other comprehensive loss includes unrealized gains of $0.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the three months ended March 31, 2010, accumulated other comprehensive loss includes unrealized gains of $0.8 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants were accepted into the plans.

During the three months ended March 31, 2011, we made contributions of $3.5 million to the pension plan. We expect to make additional contributions of approximately $12.9 million by December 31, 2011.

Savings plans

During the three months ended March 31, 2011 and 2010, we incurred costs of $2.2 million and $1.2 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, all grandfathered participants are subject to the tiered matching contributions schedule that the non-grandfathered participants have been subject to since July 1, 2007. Also effective April 1, 2010, employees (except Saybrus employees) participating in the Company savings plans are eligible to receive an employer discretionary contribution according to the plan terms.

13.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Compensation cost charged to income from continuing operations	$0.1	$0.8
Income tax expense (benefit) before valuation allowance	$0.6	$0.2

We did not capitalize any of the cost of stock-based compensation during the three-month periods ended March 31, 2011 and 2010.

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

13.

Share-based compensation (continued)

Stock Option Activity at	Three Months Ended March 31,
Weighted-Average Exercise Price:	2011		2010
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,742,620	$11.40	4,146,779	$11.87
Granted	—	—	213,794	2.84
Exercised	—	—	—	—
Canceled	(57,666)	11.29	(267,256)	11.77
Forfeited	(10,460)	6.10	(35,973)	10.41
Outstanding, end of period	3,674,494	$11.42	4,057,344	$11.41

There were no options granted during the three months ended March 31, 2011.

As of March 31, 2011, 3.5 million of outstanding stock options were exercisable, with a weighted-average exercise price of $11.78 per unit.

As of March 31, 2011, there was $0.5 million of total unrecognized compensation cost related to unvested stock option grants.

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

Time-Vested RSU Activity at	Three Months Ended March 31,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,057,600	$3.22	1,265,688	$3.45
Awarded	71,525	2.63	68,117	2.79
Conversion of performance-contingent awards	51,853	2.72	—	—
Converted to common shares/applied to taxes	(235,361)	2.82	(413,623)	3.09
Canceled	(5,754)	2.82	(4,630)	2.82
Outstanding, end of period	939,863	$3.25	915,552	$3.56

Performance Contingent RSU Activity at	Three Months Ended March 31,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,636,211	$2.71	786,629	$2.55
Awarded	238,095	2.52	1,360,079	2.84
Adjustment for performance results	(90,353)	2.82	6,041	2.82
Conversion of performance-contingent awards	(51,853)	2.72	—	—
Converted to common shares/applied to taxes	(43,433)	2.82	(23,858)	2.82
Canceled	(2,769)	2.82	(517,538)	2.82
Outstanding, end of period	1,685,898	$2.67	1,611,353	$2.71

The intrinsic value of RSUs converted during the three months ended March 31, 2011 was $0.7 million.

As of March 31, 2011, there was $3.3 million of total unrecognized compensation cost related to unvested RSU grants.

13.

Share-based compensation (continued)

Included in the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market-based criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than June 30, 2012.

14.

Earnings per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Basic and Diluted	Three Months Ended
Earnings per Share:	March 31,
(in thousands)	2011	2010

Weighted-average common shares outstanding	116,326	116,081
Weighted-average effect of dilutive potential common shares:
Restricted stock units	222	492
Stock options	1	2
Potential common shares	223	494
Less: Potential common shares excluded from calculation due to operating losses	223	—
Dilutive potential common share	—	494
Weighted-average common shares outstanding, including dilutive potential common shares	116,326	116,575

As a result of the net loss from continuing operations for the three months ended March 31, 2011, the Company is required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

15.

Segment Information

The Company operates in two business segments as follows:

•

Life and Annuity – The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products.

•

Saybrus – Saybrus is a distribution company that provides dedicated consultation services to partner companies as well as support for Phoenix Life and PHL Variable products lines within its own distribution channels. Saybrus has agreements with several financial services firms, including Edward Jones, to provide life insurance consulting services to the financial advisors of these firms.

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

15.

Segment Information (continued)

The accounting policies of the reportable operating segments are the same as those described in our Significant Accounting Policies in Note 2 in our 2010 Annual Report on Form 10-K. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Segment Information on Revenues:	Three Months Ended March 31,
($ in millions)	2011	2010	2009

Life and Annuity	$467.1	$521.6	$536.4
Saybrus Partners(1)	3.8	0.2	—
Total revenues	$470.9	$521.8	$536.4

———————

(1)

Includes $2.4 million and $0.1 million of intercompany revenues for the three months ended March 31, 2011 and 2010.

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Three Months Ended March 31,
($ in millions)	2011	2010	2009

Life and Annuity	$11.5	$13.4	$(8.2)
Saybrus Partners(1)	(1.1)	(6.4)	—
Applicable income tax expense (benefit)	(0.9)	0.2	105.8
Income from discontinued operations, net of income taxes	(1.5)	(0.2)	(1.4)
Net realized investment gains (losses)	(16.2)	3.0	25.4
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	0.3	4.1	15.2
Net income (loss)	$(6.1)	$13.7	$(74.8)

———————

(1)

Includes $2.4 million of intercompany revenues and $0.3 million of intercompany interest expense for the three months ended March 31, 2011 and $0.1 million of intercompany revenues for the three months ended March 31, 2010.

The Company has not provided asset information for the segments as the assets attributable to Saybrus are not significant relative to the assets of the consolidated balance sheet of the Company. All interest revenue and interest expense of the Company reside within the Life and Annuity segment.

16.

Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Expenses of $1.5 million were recognized during the three months ended March 31, 2011, primarily related to accrued legal fees attributable to these matters. Expenses of $ $0.3 million were recognized during the three months ended March 31, 2010.

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

During the three months ended March 31, 2010, net income of $0.1 million was recognized.

16.

Discontinued Operations (continued)

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. There was no net income recognized during the three months ended March 31, 2011 and 2010. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

17.

Other Commitments

During 2008, we announced an amendment to our agreement under with HP Enterprise Services related to the management of our infrastructure services. The amendment covered the years 2009 to 2015. We have five years remaining on the agreement. The remaining commitment total is $74.5 million.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2011, the Company had unfunded commitments of $242.1 million under such agreements, of which $77.4 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2011, the Company had open commitments of $38.3 million under such agreements which are expected to be funded by December 31, 2011.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of March 31, 2011, the Company has funded $2.2 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.0 million of unfunded commitments remain subject to this guarantee.

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

18.

Contingent Liabilities (continued)

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

Our total policy liabilities and accruals were $44.0 million as of March 31, 2011 and $49.7 million as of December 31, 2010. Our total amounts recoverable from retrocessionaires related to paid losses were $3.3 million as of March 31, 2011 and $9.1 million as of December 31, 2010.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xx) legislative or regulatory developments; (xxi) regulatory or legal actions; (xxii) potential future material losses from our discontinued reinsurance business; (xxiii) changes in accounting standards; (xxiv) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xxv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of March 31, 2011 as compared to December 31, 2010; our consolidated results of operations for the three months ended March 31, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

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

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

We operate two businesses segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Saybrus is a distribution company that provides dedicated consulting services to partner companies as well as wholesaling support for the Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”) product lines.

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the maintenance of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements in this Form 10-Q and in our 2010 Annual Report on Form 10-K for more information on the closed block.

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

Certain of our Life and Annuity products include guaranteed benefits. These include guaranteed minimum death benefits (“GMDBs”), guaranteed minimum accumulation benefits (“GMABs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Saybrus is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix Life and PHL Variable product lines. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends on Earnings Drivers

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Universal life mortality margins decreased by $9.1 million to $50.6 million in the quarter ended March 31, 2011, compared to $59.7 million in the quarter ended March 31, 2010. This was a result of lower fee income related to cost of insurance charges as well as higher death benefits. Mortality margins for variable universal life decreased by $6.0 million to $4.6 million in the quarter ended March 31, 2011, compared to $10.6 million in the quarter ended March 31, 2010, primarily a result of higher death benefits related to a few large claims in the current quarter.

•

Interest margins. Investment income on assets backing surplus was $3.1 million in the quarter ended March 31, 2011, compared to $5.5 million in the quarter ended March 31, 2010. The decrease of $2.4 million was primarily from lower earnings from partnership interests. Universal life interest margins increased primarily as a result of lower interest credited consistent with declining funds under management. Annuity interest margins increased as a result of higher investment income on assets supporting these products in addition to lower interest credited.

•

Operating expenses. Non-deferred operating expenses decreased $18.9 million to $54.7 million for the quarter ended March 31, 2011, compared to $73.6 million for the quarter ended March 31, 2010. Lower operating expenses were a result of lower premium taxes and lower compensation and employee-related expenses.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $4.5 million to $62.5 million from $67.0 million in the quarters ended March 31, 2011 and 2010, respectively. Amortization decreased related to universal life and variable universal life as a result of lower mortality margins. In addition, traditional life amortization decreased as a result of lower investment income. Partially offsetting these declines was higher amortization related to annuities as deferred expenses related to new sales have begun to amortize.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses of $16.2 million were recognized during the quarter ended March 31, 2011 compared to net realized investment gains of $3.0 million during the quarter ended March 31, 2010. Derivative assets and liabilities declined $14.1 million with $10.5 million in realized losses as of March 31, 2011 compared to net realized investment gains of $3.6 million as of March 31, 2010. This was primarily attributable to our net embedded derivatives associated with our variable annuity guarantees which declined $7.9 million to a loss of $6.2 million as of March 31, 2011 from a gain of $1.7 million as of March 31, 2010. Of this decline in results related to embedded derivatives, $4.3 million was associated with the non-performance risk factor. There were also losses of $2.6 million on our surplus hedge that was entered into during the third quarter of 2010. In addition, transaction related gains declined $13.3 million to $0.4 million compared to $13.7 million as of March 31, 2011 and 2010, respectively. Partially offsetting these declines was an improvement of $8.8 million in impairment losses.

•

Income taxes. The Company recorded an income tax benefit of $0.3 million to continuing operations in the first quarter of 2011, compared to an income tax expense of $0.2 million in the first quarter of 2010. As a result of our full valuation allowance position, a 0% effective tax rate is expected in 2011. However, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $1.8 million tax benefit was recorded to continuing operations, which was offset by current tax expense of $1.5 million related to the current alternative minimum tax.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany revenue, revenue during the quarter ended March 31, 2011 was $3.8 million compared with $0.2 million during the quarter ended March 31, 2010. Operating income improved to a loss of $1.1 million from a loss of $6.4 million during the quarter ended March 31, 2011 compared to 2010, respectively. This improvement was a result of higher revenue and lower expenses.

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

A complete description of our critical accounting estimates is set forth in our 2010 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2010 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. Certain of our critical accounting estimates are as follows:

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

For the quarter ended March 31, 2011, we recognized a net increase in the valuation allowance of $19.1 million. Accounting guidance requires that this movement be allocated to various financial statement components of income or loss. The net increase to the valuation allowance corresponds to an increase of $1.8 million in income statement related deferred tax balances and an increase of $17.3 million in other comprehensive income related deferred tax balances.

An income tax benefit of $1.8 million recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Allocation. Partially offsetting this tax benefit recognized through the income statement is a $1.5 million income tax expense related to current alternative minimum tax.

We have concluded that a valuation allowance on the $93.5 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both March 31, 2011 and December 31, 2010.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$132.5	$151.7	$(19.2)	(13%)
Fee income	153.8	162.5	(8.7)	(5%)
Net investment income	200.8	204.6	(3.8)	(2%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(7.4)	(31.4)	24.0	76%
Portion of OTTI losses recognized in other comprehensive income	1.7	16.9	(15.2)	(90%)
Net OTTI losses recognized in earnings	(5.7)	(14.5)	8.8	61%
Net realized investment gains (losses), excluding OTTI losses	(10.5)	17.5	(28.0)	NM
Total net realized investment gains (losses)	(16.2)	3.0	(19.2)	NM
Total revenues	470.9	521.8	(50.9)	(10%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	282.2	288.6	(6.4)	(2%)
Policyholder dividends	63.7	62.7	1.0	2%
Policy acquisition cost amortization	62.7	68.2	(5.5)	(8%)
Interest expense on indebtedness	7.9	8.0	(0.1)	(1%)
Other operating expenses	59.3	80.2	(20.9)	(26%)
Total benefits and expenses	475.8	507.7	(31.9)	(6%)
Income (loss) before income taxes	(4.9)	14.1	(19.0)	(135%)
Income tax expense (benefit)	(0.3)	0.2	(0.5)	NM
Income (loss) from continuing operations	(4.6)	13.9	(18.5)	(133%)
Loss from discontinued operations, net of income taxes	(1.5)	(0.2)	(1.3)	NM
Net income (loss)	$(6.1)	$13.7	$(19.8)	(145%)

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended March 31, 2011 vs. March 31, 2010

The net loss from continuing operations for the three months ended March 31, 2011 was $4.6 million, or ($0.04) per share, which compares to net income from continuing operations for the three months ended March 31, 2010 of $13.9 million, or $0.12 per share. The decrease in results from continuing operations reflects increase in net realized investment losses and lower premiums. These were partially offset by lower operating expenses.

Net realized investment losses of $16.2 million were recognized during the quarter ended March 31, 2011 compared to net realized investment gains of $3.0 million during the quarter ended March 31, 2010. Derivative assets and liabilities declined $14.1 million with $10.5 million in realized losses as of March 31, 2011 compared to net realized investment gains of $3.6 million as of March 31, 2010. This was primarily attributable to our net embedded derivatives associated with our variable annuity guarantees which declined $7.9 million to a loss of $6.2 million as of March 31, 2011 from a gain of $1.7 million as of March 31, 2010. Of this decline in results related to embedded derivatives, $4.3 million was associated with the non-performance risk factor. There were also losses of $2.6 million on our surplus hedge that was entered into during the third quarter of 2010. In addition, transaction related gains declined $13.3 million to $0.4 million compared to $13.7 million as of March 31, 2011 and 2010, respectively. Partially offsetting these declines was an improvement of $8.8 million of impairment losses.

Premium revenue declined as a result of lower renewal premiums in the closed block. The Company has not pursued significant new product development for its life insurance line.

Operating expenses improved $20.9 million to $59.3 million in the first quarter of 2011 from $80.2 million in the first quarter of 2010. Lower operating expenses were a result of lower premium taxes and lower compensation and employee-related expenses.

For the three months ended March 31, 2011, the net loss from discontinued operations primarily consisted of legal fees associated with our indemnification of Tiptree in accordance with the definitive sales agreement. See Note 16 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

The Company recorded an income tax benefit of $0.3 million to continuing operations in the first quarter of 2011, compared to an income tax expense of $0.2 million in the first quarter of 2010. As a result of our full valuation allowance position, a 0% effective tax rate is expected in 2011. However, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $1.8 million tax benefit was recorded to continuing operations, which was offset by current tax expense of $1.5 million related to the current alternative minimum tax.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2011, our general account held debt securities with a carrying value of $11,159.5 million, representing 77.5% of total general account investments. Public debt securities represented 71.6% of total debt securities, with the remaining 28.4% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2011	2010	2011	2010	2011	2010

1	AAA/AA/A	$6,582.0	$6,408.9	$5,175.9	$5,029.1	$1,406.1	$1,379.8
2	BBB	3,657.7	3,531.7	2,239.6	2,069.2	1,418.1	1,462.5
Total investment grade		10,239.7	9,940.6	7,415.5	7,098.3	2,824.2	2,842.3
3	BB	469.8	472.2	342.2	347.4	127.6	124.8
4	B	250.9	265.8	143.7	145.6	107.2	120.2
5	CCC and lower	137.0	149.7	51.8	68.4	85.2	81.3
6	In or near default	62.1	65.5	33.7	39.3	28.4	26.2
Total debt securities		$11,159.5	$10,893.8	$7,986.9	$7,699.0	$3,172.6	$3,194.8

Debt Securities by Type:	As of March 31, 2011
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$719.4	$686.2	$40.3	$(7.1)	$33.2
State and political subdivision	213.0	212.1	5.3	(4.4)	0.9
Foreign government	170.7	151.9	18.8	—	18.8
Corporate	5,996.6	5,699.2	403.9	(106.5)	297.4
Commercial mortgage-backed	1,174.1	1,142.4	50.6	(18.9)	31.7
Residential mortgage-backed	2,112.2	2,143.9	43.6	(75.3)	(31.7)
CDO/CLO	253.8	289.9	6.3	(42.4)	(36.1)
Other asset-backed	519.7	520.0	6.8	(7.1)	(0.3)
Total debt securities	$11,159.5	$10,845.6	$575.6	$(261.7)	$313.9
Debt securities outside closed block:
Unrealized gains	$3,413.7	$3,227.2	$186.5	$—	$186.5
Unrealized losses	1,361.2	1,529.1	—	(167.9)	(167.9)
Total outside the closed block	4,774.9	4,756.3	186.5	(167.9)	18.6
Debt securities in closed block:
Unrealized gains	5,301.6	4,912.5	389.1	—	389.1
Unrealized losses	1,083.0	1,176.8	—	(93.8)	(93.8)
Total in the closed block	6,384.6	6,089.3	389.1	(93.8)	295.3
Total debt securities	$11,159.5	$10,845.6	$575.6	$(261.7)	$313.9

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of March 31, 2011 in our debt securities portfolio were banking (6.4%), electric utilities (4.9%), insurance (3.5%), oil (3.2%) and diversified financial services (2.8%).

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

Most of our RMBS portfolio is highly rated. As of March 31, 2011, 84.2% of the total residential portfolio was rated AAA or AA. We have $184.6 million of sub-prime exposure, $314.8 million of Alt-A exposure and $535.8 million of prime exposure, which combined amount to 7.2% of our general account. The majority of our sub-prime, Alt-A and prime exposure is investment grade, with 50.1% being AAA rated and another 21.5% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of March 31, 2011 totaled $1.3 million. These impairments consist of $0.3 million from sub-prime, $1.0 million from Alt-A and $0 from prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of March 31, 2011
	Carrying	Market	% General					BB and	% Closed
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,047.0	$1,077.1	7.4%	100.0%	0.0%	0.0%	0.0%	0.0%	60.5%
Prime	546.5	535.7	3.7%	57.7%	11.9%	3.6%	1.4%	25.4%	40.0%
Alt-A	346.2	314.8	2.2%	43.8%	17.8%	6.2%	4.1%	28.1%	29.0%
Sub-prime	204.2	184.6	1.3%	55.8%	17.9%	0.0%	7.4%	18.9%	11.3%
Total	$2,143.9	$2,112.2	14.6%	77.0%	7.2%	1.9%	1.6%	12.3%	46.3%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

 (2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$307.2	$308.9	2.1%	0.0%	0.0%	1.6%	5.8%	39.8%	52.8%
AA	66.1	63.9	0.5%	0.0%	2.5%	25.4%	7.3%	46.8%	18.0%
A	19.2	19.4	0.1%	0.0%	0.0%	0.0%	89.4%	9.1%	1.5%
BBB	8.5	7.5	0.1%	0.0%	0.0%	0.0%	79.9%	0.0%	20.1%
BB and Below	145.5	136.0	0.9%	0.0%	7.8%	45.8%	43.6%	2.2%	0.6%
Total	$546.5	$535.7	3.7%	0.0%	2.3%	15.6%	19.6%	29.4%	33.1%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$145.6	$138.0	1.0%	0.0%	0.0%	0.0%	6.9%	70.1%	23.0%
AA	63.8	56.0	0.4%	0.0%	0.0%	57.7%	15.2%	11.8%	15.3%
A	19.7	19.5	0.1%	0.0%	0.0%	0.0%	82.7%	1.4%	15.9%
BBB	15.6	12.7	0.1%	0.0%	0.0%	0.0%	0.0%	67.2%	32.8%
BB and Below	101.5	88.6	0.6%	0.0%	5.3%	21.7%	46.8%	25.1%	1.1%
Total	$346.2	$314.8	2.2%	0.0%	1.5%	16.4%	24.0%	42.7%	15.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$105.4	$102.9	0.7%	12.7%	8.1%	4.4%	29.7%	32.2%	12.9%
AA	33.9	33.1	0.2%	0.0%	0.0%	0.0%	91.9%	0.0%	8.1%
A	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	17.6	13.6	0.1%	0.0%	29.1%	7.7%	15.4%	26.9%	20.9%
BB and Below	47.3	35.0	0.3%	0.0%	42.3%	34.5%	15.1%	0.0%	8.1%
Total	$204.2	$184.6	1.3%	7.1%	14.7%	9.6%	37.0%	19.9%	11.7%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$894.6	$936.4	6.5%	7.8%	3.9%	12.0%	9.5%	66.8%	61.8%
AA	132.4	130.8	0.9%	4.6%	9.4%	15.4%	18.5%	52.1%	49.4%
A	79.2	77.2	0.5%	60.8%	6.8%	2.6%	0.0%	29.8%	50.9%
BBB	34.1	28.0	0.2%	0.0%	43.6%	10.9%	37.0%	8.5%	14.4%
BB and Below	56.4	38.2	0.1%	25.3%	15.1%	14.7%	32.2%	12.8%	34.0%
Total	$1,196.7	$1,210.6	8.2%	11.2%	5.9%	11.8%	11.3%	59.8%	57.8%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $54.3 million and $36.5 million, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2011	2010

Total other-than-temporary debt impairment losses	$(7.4)	$(31.1)
Portion of loss recognized in other comprehensive income	1.7	16.9
Net debt impairment losses recognized in earnings	$(5.7)	$(14.2)

Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.4)	(1.9)
CMBS	—	(1.3)
RMBS	(1.3)	(5.5)
CDO/CLO	—	(5.5)
Other asset-backed	—	—
Net debt security impairments	(5.7)	(14.2)
Equity security impairments	—	(0.3)
Other investments impairments	—	—
Impairment losses	(5.7)	(14.5)
Debt security transaction gains	3.9	22.9
Debt security transaction losses	(1.9)	(5.0)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Venture capital partnership transaction gains	—	—
Venture capital partnership transaction losses	—	—
Other investments transaction gains	—	—
Other investments transaction losses	(1.6)	(4.2)
Net transaction gains	0.4	13.7
Realized gains (losses) on fair value option investments:
Deferred compensation assets	1.1	0.2
Synthetic CDOs	(1.5)	—
Total realized gains (losses) on fair value option investments	(0.4)	0.2
Realized gains (losses) on derivative assets and liabilities	(10.5)	3.6
Net realized investment gains (losses), excluding impairment losses	(10.5)	17.5
Net realized investment gains (losses), including impairments	$(16.2)	$3.0

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At March 31, 2011, this included debt securities with $52.9 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed maturity OTTIs recorded in the first quarter of 2011 were primarily concentrated in corporate bonds and structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $5.7 million in the first quarter of 2011 and $14.2 million in the first quarter of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $1.7 million in the first quarter of 2011 and $16.9 million in the first quarter of 2010.

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

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	Three Months Ended
of the OTTI Loss was Recognized in Other Comprehensive Income:	March 31
($ in millions)	2011	2010

Balance, beginning of period	$(60.4)	$(44.4)
Add: Credit losses on OTTIs not previously recognized	(4.1)	(2.3)
Less: Credit losses on securities sold	3.1	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(1.2)	(9.9)
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(62.6)	$(56.6)

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2011. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of March 31, 2011
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,271	1,114	2,208	853	1,063	261
Unrealized gains (losses)	$575.6	$(261.7)	$186.5	$(167.9)	$389.1	$(93.8)
Applicable policyholder dividend obligation (reduction)	389.1	(93.8)	—	—	389.1	(93.8)
Applicable deferred policy acquisition costs (benefit)	127.9	(98.2)	127.9	(98.2)	—	—
Applicable deferred income taxes (benefit)	20.5	(24.4)	20.5	(24.4)	—	—
Offsets to net unrealized gains (losses)	537.5	(216.4)	148.4	(122.6)	389.1	(93.8)
Unrealized gains (losses) after offsets	$38.1	$(45.3)	$38.1	$(45.3)	$—	$—
Net unrealized losses after offsets		$(7.2)		$(7.2)		$—

Equity securities
Number of positions	57	10	36	4	21	6
Unrealized gains (losses)	$20.7	$(2.1)	$12.4	$(0.4)	$8.3	$(1.7)
Applicable policyholder dividend obligation (reduction)	8.3	(1.7)	—	—	8.3	(1.7)
Applicable deferred income taxes (benefit)	4.4	(0.1)	4.4	(0.1)	—	—
Offsets to net unrealized gains (losses)	12.7	(1.8)	4.4	(0.1)	8.3	(1.7)
Unrealized gains (losses) after offsets	$8.0	$(0.3)	$8.0	$(0.3)	$—	$—
Net unrealized gains after offsets	$7.7		$7.7		$—

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Mar 31,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(18.8)	(18.7)
RMBS	(74.0)	(72.2)
CDO/CLO	(14.6)	(19.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(113.1)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities.

Duration of Gross Unrealized Losses on	As of March 31, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,361.2	$552.4	$35.1	$773.7
Total amortized cost	1,529.1	561.9	38.7	928.5
Unrealized losses	$(167.9)	$(9.5)	$(3.6)	$(154.8)
Unrealized losses after offsets	$(45.3)	$(4.0)	$(1.1)	$(40.2)
Number of securities	853	371	26	456

Investment grade:
Unrealized losses	$(71.2)	$(8.8)	$(1.4)	$(61.0)
Unrealized losses after offsets	$(21.3)	$(3.8)	$(0.3)	$(17.2)

Below investment grade:
Unrealized losses	$(96.7)	$(0.7)	$(2.2)	$(93.8)
Unrealized losses after offsets	$(24.0)	$(0.2)	$(0.8)	$(23.0)

Equity securities outside closed block
Unrealized losses	$(0.4)	$—	$—	$(0.4)
Unrealized losses after offsets	$(0.3)	$—	$—	$(0.3)
Number of securities	4	2	1	1

For debt securities outside of the closed block with gross unrealized losses, 47.0% of the unrealized losses after offsets pertain to investment grade securities and 53.0% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(102.3)	$(2.6)	$(2.1)	$(97.6)
Unrealized losses over 20% of cost after offsets	$(24.3)	$(0.8)	$(0.7)	$(22.8)
Number of securities	109	9	7	93

Investment grade:
Unrealized losses over 20% of cost	$(31.6)	$(0.1)	$(1.6)	$(29.9)
Unrealized losses over 20% of cost after offsets	$(8.1)	$—	$(0.4)	$(7.7)

Below investment grade:
Unrealized losses over 20% of cost	$(70.7)	$(2.5)	$(0.5)	$(67.7)
Unrealized losses over 20% of cost after offsets	$(16.2)	$(0.8)	$(0.3)	$(15.1)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$—	$(0.4)	$—
Unrealized losses over 20% of cost after offsets	$(0.3)	$—	$(0.3)	$—
Number of securities	3	2	1	—

Duration of Gross Unrealized Losses on	As of March 31, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,083.0	$445.7	$16.9	$620.4
Total amortized cost	1,176.8	458.1	18.8	700.0
Unrealized losses	$(93.8)	$(12.3)	$(1.9)	$(79.6)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	261	103	7	151

Investment grade:
Unrealized losses	$(52.8)	$(9.4)	$(0.9)	$(42.5)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(41.0)	$(2.9)	$(1.0)	$(37.1)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(1.7)	$—	$(1.3)	$(0.4)
Unrealized losses after offsets	$—	$—	$—	$–
Number of securities	6	1	4	1

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at March 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(38.7)	$(3.1)	$(3.6)	$(32.0)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	29	4	3	22

Investment grade:
Unrealized losses over 20% of cost	$(15.9)	$—	$(2.4)	$(13.5)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(22.8)	$(3.1)	$(1.2)	$(18.5)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(1.7)	$(1.3)	$(0.4)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	5	3	2	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2011	2010	2011 vs. 2010
Continuing operations
Cash from (for) operating activities	$(46.8)	$(100.6)	$53.8	53%
Cash from (for) investing activities	(149.7)	(18.5)	(131.2)	NM
Cash from (for) financing activities	182.8	(13.1)	195.9	NM
	$(13.7)	$(132.2)	$118.5	90%

Discontinued operations
Cash from (for) operating activities	$1.8	$6.4	$(4.6)	(72%)
Cash from (for) investing activities	(2.7)	(4.7)	2.0	43%
	$(0.9)	$1.7	$(2.6)	(153%)

———————

Not meaningful (NM)

Three months ended March 31, 2011 vs. March 31, 2010

Continuing Operations

Cash used for operating activities declined $53.8 million, or 53%, in the first quarter of 2011 compared to the first quarter of 2010. This was primarily attributable to a $77.8 million decrease in policyholder benefits consistent with favorable mortality related to universal life blocks of business and the closed block. Also contributing to this improvement was a decline in cash outflows of $48.4 million associated with operating expenses as a result of lower compensation and employee-related expenses. Partially offsetting these improvements was an increase in commissions and other policy-related acquisition costs of $30.6 million attributable to the current quarter sales of fixed indexed annuities. Fee income collected declined $18.5 million primarily as a result of the decline in the policies in force related to universal life and variable universal life. Premiums collected also declined $13.7 million as a result of lower renewal premiums in the closed block. While operating cash flows remain negative as of March 31, 2011, this is primarily driven by cash surrenders of deposit-type contracts for which funds are readily available in segregated separate accounts or liquid general account assets.

Cash used for investing activities increased by $131.2 million in the first quarter of 2011 compared to the first quarter of 2010. The primary driver of this fluctuation was a net increase in investment purchase activity as a result of increase in deposits related to fixed indexed annuity sales. This was partially offset by change in policy loans of $29.3 million with net cash inflows during the quarter ended March 31, 2011 compared to net cash outflows during the quarter ended March 31, 2010 as a result of lower surrenders on the universal life block of business.

Cash flows associated with financing activities improved $195.9 million to cash inflows of $182.8 million in the first quarter of 2011 compared to cash outflows of $13.1 million the first quarter of 2010. This improvement was primarily a result of a decline in withdrawals consistent with decrease in surrenders as well as an increase in policyholder deposits. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows related to discontinued operations declined as a result of the sale of PFG and PLARNY subsequent to the first quarter of 2010.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $64.8 million in 2011. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current year compared to a decline in the prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience future declines. As of March 31, 2011, we had $797.3 million of statutory surplus and asset valuation reserve (“AVR”) and our estimated RBC ratio was in excess of 300% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the three months ended March 31, 2011 and 2010 was $4.8 million and $4.9 million, respectively. As of March 31, 2011, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Aggregate life surrenders in 2010 were 8.0% of related reserves, but improved in the three months ended March 31, 2011, dropping to 7.2%. Cash, treasuries and agency mortgage-backed securities accounted for 6.7% of fixed income investments as of March 31, 2011, as compared to 8.5% at year end 2010. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of CCC+. They changed their outlook on all ratings from negative to stable. On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and lowered our senior debt rating from B- to CCC+. They maintained their negative outlook on all ratings.

The financial strength and debt ratings as of March 31, 2011 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Stable	bb-	Stable
Moody’s	Ba2	Stable	B3	Stable
Standard & Poor’s	BB-	Stable	CCC+	Stable

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2011	2010	2011 vs. 2010
ASSETS
Available-for-sale debt securities, at fair value	$11,159.5	$10,893.8	$265.7	2%
Available-for-sale equity securities, at fair value	52.2	47.5	4.7	10%
Venture capital partnerships, at equity in net assets	225.7	220.0	5.7	3%
Policy loans, at unpaid principal balances	2,373.8	2,386.5	(12.7)	(1%)
Other investments	489.5	516.9	(27.4)	(5%)
Fair value option investments	92.5	102.1	(9.6)	(9%)
Total investments	14,393.2	14,166.8	226.4	2%
Cash and cash equivalents	107.3	121.9	(14.6)	(12%)
Accrued investment income	173.5	169.5	4.0	2%
Receivables	432.0	405.7	26.3	6%
Deferred policy acquisition costs	1,403.3	1,444.3	(41.0)	(3%)
Deferred income taxes	93.5	116.4	(22.9)	(20%)
Other assets	165.5	174.5	(9.0)	(5%)
Discontinued operations assets	54.9	60.4	(5.5)	(9%)
Separate account assets	4,448.9	4,416.8	32.1	1%
Total assets	$21,272.1	$21,076.3	$195.8	1%

LIABILITIES
Policy liabilities and accruals	$12,960.6	$12,992.5	$(31.9)	0%
Policyholder deposit funds	1,667.2	1,494.1	173.1	12%
Indebtedness	427.7	427.7	—	0%
Other liabilities	575.7	540.3	35.4	7%
Discontinued operations liabilities	45.5	49.4	(3.9)	(8%)
Separate account liabilities	4,448.9	4,416.8	32.1	1%
Total liabilities	20,125.6	19,920.8	204.8	1%

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,633.0	2,632.3	0.7	0%
Accumulated deficit	(1,169.6)	(1,163.5)	(6.1)	(1%)
Accumulated other comprehensive loss	(137.4)	(133.8)	(3.6)	(3%)
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,146.5	1,155.5	(9.0)	(1%)
Total liabilities and stockholders’ equity	$21,272.1	$21,076.3	$195.8	1%

———————

Not meaningful (NM)

March 31, 2011 compared to December 31, 2010

Assets

The increase in total investments was the result of purchases of securities backing our annuity business as sales continue to increase as well as an improvement in the value of available-for-sale debt securities from spread tightening in non-treasury sectors which offset slightly higher treasury rates. Other investments decreased as a result of declines in value related to our variable annuity hedging assets and partnership investments.

Cash and cash equivalents decreased due to a shift in investments towards available-for-sale debt securities as the need for highly liquid assets declined in response to reduced surrender levels and appreciation in the overall investment portfolio.

Receivables increased as a result of reinsurance recoverables on several death claims on reinsured policies in the first quarter of 2011.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Mar 31,	Dec 31,	percentage change
($ in millions)	2011	2010	2011 vs. 2010

Variable universal life	$231.6	$238.5	$(6.9)	(3%)
Universal life	515.8	570.2	(54.4)	(10%)
Variable annuities	148.7	156.6	(7.9)	(5%)
Fixed annuities	1.1	1.4	(0.3)	(21%)
Equity indexed annuities	64.4	32.1	32.3	101%
Traditional life	441.7	445.5	(3.8)	(1%)
Total deferred policy acquisition costs	$1,403.3	$1,444.3	$(41.0)	(3%)

Deferred policy acquisition costs decreased as a result of primarily as a result of amortization for the quarter. Amortization was partially offset by increase in deferred expenses related to sales of our fixed indexed annuities.

The decrease in the deferred tax asset was primarily driven by a decrease in the unrealized losses related to the available-for-sale debt securities.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased as a result of continued sales growth in the annuity product line, primarily attributable to sales of fixed indexed annuities.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2011	2010

Deposits	$205.3	$19.3
Performance and interest credited	160.5	124.5
Fees	(14.4)	(14.6)
Benefits and surrenders	(149.3)	(137.3)
Change in funds on deposit	202.1	(8.1)
Funds on deposit, beginning of period	4,010.5	3,926.1
Annuity funds on deposit, end of period	$4,212.6	$3,918.0

Three months ended March 31, 2011 vs. March 31, 2010

Annuity funds on deposit increased $202.1 million during the three months ended March 31, 2011 compared with a decrease of $8.1 million in the three months ended March 31, 2010. The primary driver of the increase in funds in 2011 was the significant amount of deposits received as a result of continued sales growth in the annuity product line, primarily attributable to sales of fixed indexed annuities. In addition, positive market performance and interest credited, which includes bonuses paid on new policies, offset larger benefits and surrenders in 2011.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Deposits	$24.5	$28.7
Performance and interest credited	52.9	41.6
Fees and cost of insurance	(21.5)	(22.5)
Benefits and surrenders	(46.7)	(48.4)
Change in funds on deposit	9.2	(0.6)
Funds on deposit, beginning of period	1,151.6	1,168.5
Variable universal life funds on deposit, end of period	$1,160.8	$1,167.9

Three months ended March 31, 2011 vs. March 31, 2010

For the three months ended March 31, 2011, variable universal life funds on deposit increased $9.2 million compared to a decrease of $0.6 million during the same prior year period. The increase in 2011as compared to 2010 reflected stronger equity markets while deposits, fees and benefits and surrenders remained relatively flat.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2011	2010

Deposits	$90.2	$84.3
Interest credited	20.3	23.1
Fees and cost of insurance	(103.3)	(110.4)
Benefits and surrenders	(30.4)	(45.4)
Change in funds on deposit	(23.2)	(48.4)
Funds on deposit, beginning of period	1,918.9	2,080.7
Universal life funds on deposit, end of period	$1,895.7	$2,032.3

Three months ended March 31, 2011 vs. March 31, 2010

Universal life funds on deposit decreased during both the three months ended March 31, 2011 and 2010. The decrease was $25.2 million less in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of lower benefits and surrenders and increased renewal premium received.

Contractual Obligations and Commercial Commitments

During 2008, we announced an amendment to our agreement under with HP Enterprise Services related to the management of our infrastructure services. The amendment covered the year 2009 to 2015. We have five years remaining on the agreement. The remaining commitment total is $74.5 million.

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2011, the Company had unfunded commitments of $242.1 million under such agreements, of which $77.4 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2011, the Company had open commitments of $38.3 million under such agreements which are expected to be funded by December 31, 2011.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of March 31, 2011, the Company has funded $2.2 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.0 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of March 31, 2011, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $763.2 million at December 31, 2010 to $797.3 million at March 31, 2011. The principal factor resulting in this increase was net gain from operations of $29.6 million.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2011, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2010 Annual Report on Form 10-K.

We made contributions to the pension plan of $3.5 million in the first quarter of 2011. We made contributions totaling $25.7 million during 2010. Over the next nine months, we expect to make additional contributions to the plans of approximately $12.9 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

See Note 12 to our consolidated financial statements in this Form 10-Q for additional information.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at March 31, 2011 in comparison to December 31, 2010.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2010 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our period reports under the Exchange Act.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of our consideration of the events and circumstances giving rise to the material weakness and these procedures, we concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weakness

As disclosed in our 2010 Annual Report on Form 10-K, management concluded that, as of December 31, 2010, the Company had a material weakness in the operating effectiveness in its internal control over financial reporting related to the proper accounting for deferred income taxes. The Company’s review procedures failed to identify an error in the assumptions used in the model that assesses the level of the valuation allowance against the deferred tax asset. As a result, the Company recorded an adjustment to their deferred tax asset and other comprehensive income. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on criteria in Internal Control – Integrated Framework issued by the COSO.

Remediation Plan

Management plans to remediate this material weakness by ensuring the operating effectiveness of the review of the valuation allowance and recoverability of the recorded deferred tax asset. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item 1A of our 2010 Annual Report on Form 10-K and Note 18 to our consolidated financial statements in this Form 10-Q for additional information.

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

THE PHOENIX COMPANIES, INC.

Date: May 9, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer