Form 10-Q
period 2011-06-30
PHOENIX COMPANIES INC/DE
filed 2011-08-05
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

On August 2, 2011, the registrant had 116.3 million shares of common stock outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

June 30, 2011 (unaudited) and December 31, 2010

	June 30,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,986.0 and $10,627.7)	$11,401.9	$10,893.8
Available-for-sale equity securities, at fair value (cost of $33.6 and $28.7)	48.5	47.5
Venture capital partnerships, at equity in net assets	228.4	220.0
Policy loans, at unpaid principal balances	2,365.0	2,386.5
Other investments	500.3	516.9
Fair value option investments	93.3	102.1
Total investments	14,637.4	14,166.8
Cash and cash equivalents	135.1	121.9
Accrued investment income	180.7	169.5
Receivables	432.5	405.7
Deferred policy acquisition costs	1,358.9	1,444.3
Deferred income taxes	88.7	116.4
Other assets	154.3	180.5
Discontinued operations assets	53.4	60.4
Separate account assets	4,336.3	4,416.8
Total assets	$21,377.3	$21,082.3

LIABILITIES:
Policy liabilities and accruals	$12,975.0	$12,992.5
Policyholder deposit funds	1,860.6	1,494.1
Indebtedness	427.7	427.7
Other liabilities	569.0	546.3
Discontinued operations liabilities	45.6	49.4
Separate account liabilities	4,336.3	4,416.8
Total liabilities	20,214.2	19,926.8

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value: 116.3 million and 116.1 million shares outstanding	1.3	1.3
Additional paid-in capital	2,632.4	2,631.0
Accumulated deficit	(1,165.2)	(1,163.5)
Accumulated other comprehensive loss	(125.9)	(133.8)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,163.1	1,155.5
Total liabilities and stockholders’ equity	$21,377.3	$21,082.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Premiums	$109.3	$130.8	$220.3	$257.7
Fee income	154.6	155.6	308.4	318.1
Net investment income	210.8	216.8	411.6	421.4
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(6.6)	(23.8)	(14.0)	(55.2)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	3.6	11.4	5.3	28.3
Net OTTI losses recognized in earnings	(3.0)	(12.4)	(8.7)	(26.9)
Net realized investment gains (losses), excluding OTTI losses	6.1	42.9	(4.4)	60.4
Net realized investment gains (losses)	3.1	30.5	(13.1)	33.5
Total revenues	477.8	533.7	927.2	1,030.7

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	271.1	292.5	531.8	556.3
Policyholder dividends	73.6	97.5	137.2	160.2
Policy acquisition cost amortization	51.8	65.9	114.5	134.1
Interest expense on indebtedness	7.9	7.9	15.8	15.9
Other operating expenses	58.9	74.9	118.4	155.1
Total benefits and expenses	463.3	538.7	917.7	1,021.6
Income (loss) from continuing operations before income taxes	14.5	(5.0)	9.5	9.1
Income tax expense (benefit)	9.4	(0.2)	9.0	(0.1)
Income (loss) from continuing operations	5.1	(4.8)	0.5	9.2
Income (loss) from discontinued operations, net of income taxes	(0.7)	15.1	(2.2)	14.8
Net income (loss)	$4.4	$10.3	$(1.7)	$24.0

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$0.04	$(0.04)	$0.01	$0.08
Earnings (loss) from continuing operations – diluted	$0.04	$(0.04)	$0.01	$0.08
Earnings (loss) from discontinued operations – basic	$(0.01)	$0.13	$(0.02)	$0.13
Earnings (loss) from discontinued operations – diluted	$(0.01)	$0.13	$(0.02)	$0.13
Net earnings (loss) – basic	$0.03	$0.09	$(0.01)	$0.21
Net earnings (loss) – diluted	$0.03	$0.09	$(0.01)	$0.21
Basic weighted-average common shares outstanding (in thousands)	116,826	116,170	116,673	116,178
Diluted weighted-average common shares outstanding (in thousands)	117,066	116,170	116,834	116,724

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4.4	$10.3	$(1.7)	$24.0
Net unrealized investment gains	12.1	24.7	8.4	91.7
Non-credit portion of OTTI losses recognized in OCI	(2.3)	(7.4)	(3.4)	(18.4)
Net unrealized other gains	2.0	6.5	3.7	10.1
Net unrealized derivative instruments gains (losses)	(0.3)	2.6	(0.8)	3.4
Other comprehensive income	11.5	26.4	7.9	86.8
Comprehensive income	$15.9	$36.7	$6.2	$110.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Premiums collected	$230.6	$257.2
Fee income collected	298.1	312.1
Investment income collected	371.0	418.0
Policy benefits paid, excluding policyholder dividends	(667.3)	(845.0)
Policyholder dividends paid	(122.9)	(149.1)
Policy acquisition costs paid	(63.8)	(3.5)
Interest expense on indebtedness paid	(17.4)	(17.4)
Other operating expenses paid	(99.3)	(128.4)
Income taxes paid	(6.9)	(0.3)
Cash for continuing operations	(77.9)	(156.4)
Discontinued operations, net	1.8	(1.3)
Cash for operating activities	(76.1)	(157.7)

INVESTING ACTIVITIES:
Investment purchases	(3,635.1)	(3,596.9)
Investment sales, repayments and maturities	3,336.7	3,612.9
Policy loan repayments (advances), net	21.5	(13.2)
Premises and equipment additions	(2.2)	(1.9)
Proceeds from sale of subsidiary	—	28.5
Discontinued operations, net	(2.7)	(3.6)
Cash from (for) investing activities	(281.8)	25.8

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	673.9	317.0
Policyholder deposit fund withdrawals	(302.8)	(323.1)
Non-controlling interest	—	0.5
Indebtedness repayments	—	(0.2)
Cash from (for) financing activities	371.1	(5.8)
Change in cash and cash equivalents	13.2	(137.7)
Cash and cash equivalents, beginning of period	121.9	256.7
Cash and cash equivalents, end of period	$135.1	$119.0

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.0 million as of June 30, 2011. There was no cash pledged as collateral as of June 30, 2010.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30
	2011	2010
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,631.0	$2,627.3
Issuance of shares and compensation expense on stock compensation awards	1.4	2.0
Balance, end of period	$2,632.4	$2,629.3

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,163.5)	$(1,146.7)
Net income (loss)	(1.7)	24.0
Balance, end of period	$(1,165.2)	$(1,122.7)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(133.8)	$(171.3)
Other comprehensive income	7.9	86.8
Balance, end of period	$(125.9)	$(84.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,155.5	$1,131.1
Change in stockholders’ equity	7.6	112.8
Stockholders’ equity, end of period	$1,163.1	$1,243.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

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

After PNX experienced downgrades to its ratings and lost several key distributors in the first quarter of 2009, the Company repositioned its product line and began establishing new distribution relationships. In 2010, the Company was able to grow sales in its repositioned annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our interim consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidating these financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2010 Annual Report on Form 10-K. Financial results for the three and six months ended June 30, 2011 are not necessarily indicative of full year results.

Revisions to Prior Periods

Other comprehensive income (“OCI”) and accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2010 have been revised to reflect the impact of a correction of an error in the determination of the valuation allowance recorded on the deferred tax asset related to unrealized losses on investments. There were no impacts to net loss or earnings per share. This error was detected during the preparation of the consolidated financial statements for the year ended December 31, 2010. See Note 28 to our consolidated financial statements in our Annual Report on Form 10-K for additional information.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In preparing the consolidated financial statements for the quarter ended June 30, 2011, the Company identified an error in the historical presentation of ceded premiums related to certain reinsurance contracts within the closed block. We have evaluated the error and determined that it is not material to prior period financial statements; however, prior period financial statements have been revised. The table below presents quarterly and annual information revised for this error. The adjustments reflect the change in classification of ceded premiums which resulted in a reduction of policy benefits, excluding policyholder dividends, and premiums. There was no impact to net income/loss, OCI or earnings per share. It should also be noted that in the consolidated statement of cash flows, premiums collected and policy benefits paid were reduced by $21.5 million, $24.8 million and $25.3 million for the three months ended March 31, 2011, 2010 and 2009, $49.5 million and $$50.5 million for the six months ended June 30, 2010 and 2009, $73.8 million and $75.0 million for the nine months ended September 30, 2010 and 2009 and $98.6 million and $100.3 million for the years ended December 31, 2010 and 2009. There was no impact to total cash flows from operating activities. The accompanying notes to the consolidated financial statements have also been revised to reflect this corrected presentation, specifically the closed block income statement as disclosed in Note 4 and Life and Annuity total revenues as disclosed in Note 15.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011	2010

Premiums, as previously reported	$132.5	$158.7	$154.1	$155.5	$151.7
Adjustment to premiums	(21.5)	(24.8)	(24.3)	(24.7)	(24.8)
Premiums, as revised	$111.0	$133.9	$129.8	$130.8	$126.9

Total revenues, as previously reported	$470.9	$512.5	$492.2	$558.4	$521.8
Adjustment to total revenues	(21.5)	(24.8)	(24.3)	(24.7)	(24.8)
Total revenues, as revised	$449.4	$487.7	$467.9	$533.7	$497.0

Policy benefits, excluding policyholder dividends, as previously reported	$282.2	$294.1	$288.7	$317.2	$288.6
Adjustment to policy benefits, excluding policyholder dividends	(21.5)	(24.8)	(24.3)	(24.7)	(24.8)
Policy benefits, excluding policyholder dividends, as revised	$260.7	$269.3	$264.4	$292.5	$263.8

Total benefits and expenses, as previously reported	$475.8	$523.5	$525.0	$563.4	$507.7
Adjustment to total benefits and expenses	(21.5)	(24.8)	(24.3)	(24.7)	(24.8)
Total benefits and expenses, as revised	$454.3	$498.7	$500.7	$538.7	$482.9

Life and annuity segment revenue, as previously reported	$467.1	$510.9	$491.1	$558.0	$521.6
Adjustment to life and annuity segment revenue	(21.5)	(24.8)	(24.3)	(24.7)	(24.8)
Life and annuity segment revenue, as revised	$445.6	$486.1	$466.8	$533.3	$496.8

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2009	2009	2009	2009

Premiums, as previously reported	$170.5	$170.9	$170.6	$172.2
Adjustment to premiums	(25.3)	(24.5)	(25.2)	(25.3)
Premiums, as revised	$145.2	$146.4	$145.4	$146.9

Total revenues, as previously reported	$525.8	$520.3	$434.3	$536.4
Adjustment to total revenues	(25.3)	(24.5)	(25.2)	(25.3)
Total revenues, as revised	$500.5	$495.8	$409.1	$511.1

Policy benefits, excluding policyholder dividends, as previously reported	$314.2	$305.6	$343.9	$316.2
Adjustment to policy benefits, excluding policyholder dividends	(25.3)	(24.5)	(25.2)	(25.3)
Policy benefits, excluding policyholder dividends, as revised	$288.9	$281.1	$318.7	$290.9

Total benefits and expenses, as previously reported	$568.9	$529.9	$501.0	$504.1
Adjustment to total benefits and expenses	(25.3)	(24.5)	(25.2)	(25.3)
Total benefits and expenses, as revised	$543.6	$505.4	$475.8	$478.8

Life and annuity segment revenue, as previously reported	$525.8	$520.3	$434.3	$536.4
Adjustment to life and annuity segment revenue	(25.3)	(24.5)	(25.2)	(25.3)
Life and annuity segment revenue, as revised	$500.5	$495.8	$409.1	$511.1

Summarized Selected Quarterly Financial Data:	Year-to-Date
($ in millions, except per share amounts)	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011	2010

Closed block premiums, as previously reported	$124.7	$590.2	$439.6	$293.6	$144.6
Closed block adjustment to premiums	(21.5)	(98.6)	(73.8)	(49.5)	(24.8)
Closed block premiums, as revised	$103.2	$491.6	$365.8	$244.1	$119.8

Closed block total revenues, as previously reported	$240.7	$1,099.1	$817.2	$557.7	$260.8
Closed block adjustment to total revenues	(21.5)	(98.6)	(73.8)	(49.5)	(24.8)
Closed block total revenues, as revised	$219.2	$1,000.5	$743.4	$508.2	$236.0

Closed block policy benefits, excluding policyholder dividends, as previously reported	$163.1	$724.4	$541.7	$362.9	$178.7
Closed block adjustment to policy benefits, excluding policyholder dividends	(21.5)	(98.6)	(73.8)	(49.5)	(24.8)
Closed block policy benefits, excluding policyholder dividends, as revised	$141.6	$625.8	$467.9	$313.4	$153.9

Closed block total benefits and expenses, as previously reported	$164.6	$735.3	$551.6	$370.4	$184.5
Closed block adjustment to total benefits and expenses	(21.5)	(98.6)	(73.8)	(49.5)	(24.8)
Closed block total benefits and expenses, as revised	$143.1	$636.7	$477.8	$320.9	$159.7

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Quarterly Financial Data:	Year-to-Date
($ in millions, except per share amounts)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2009	2009	2009	2009

Closed block premiums, as previously reported	$647.0	$483.4	$322.5	$159.8
Closed block adjustment to premiums	(100.3)	(75.0)	(50.5)	(25.3)
Closed block premiums, as revised	$546.7	$408.4	$272.0	$134.5

Closed block total revenues, as previously reported	$1,061.0	$777.1	$507.3	$250.2
Closed block adjustment to total revenues	(100.3)	(75.0)	(50.5)	(25.3)
Closed block total revenues, as revised	$960.7	$702.1	$456.8	$224.9

Closed block policy benefits, excluding policyholder dividends, as previously reported	$771.9	$580.9	$391.0	$196.4
Closed block adjustment to policy benefits, excluding policyholder dividends	(100.3)	(75.0)	(50.5)	(25.3)
Closed block policy benefits, excluding policyholder dividends, as revised	$671.6	$505.9	$340.5	$171.1

Closed block total benefits and expenses as reported	$775.3	$584.7	$393.6	$197.6
Closed block adjustment to total benefits and expenses	(100.3)	(75.0)	(50.5)	(25.3)
Closed block total benefits and expenses, as revised	$675.0	$509.7	$343.1	$172.3

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007

Premiums, as previously reported	$620.0	$684.2	$765.9	$798.3
Adjustment to premiums	(98.6)	(100.3)	(101.6)	(100.8)
Premiums, as revised	$521.4	$583.9	$664.3	$697.5

Total revenues, as previously reported	$2,084.9	$2,016.8	$1,983.9	$2,349.1
Adjustment to total revenues	(98.6)	(100.3)	(101.6)	(100.8)
Total revenues, as revised	$1,986.3	$1,916.5	$1,882.3	$2,248.3

Policy benefits, excluding policyholder dividends, as previously reported	$1,188.6	$1,279.9	$1,362.3	$1,312.4
Adjustment to policy benefits, excluding policyholder dividends	(98.6)	(100.3)	(101.6)	(100.8)
Policy benefits, excluding policyholder dividends, as revised	$1,090.0	$1,179.6	$1,260.7	$1,211.6

Total benefits and expenses, as previously reported	$2,119.6	$2,103.9	$2,279.2	$2,215.0
Adjustment to total benefits and expenses	(98.6)	(100.3)	(101.6)	(100.8)
Total benefits and expenses, as revised	$2,021.0	$2,003.6	$2,177.6	$2,114.2

Life and annuity segment revenue, as previously reported	$2,081.6	$2,016.8	$1,983.9	$2,316.4
Adjustment to life and annuity segment revenue	(98.6)	(100.3)	(101.6)	(100.8)
Life and annuity segment revenue, as revised	$1,983.0	$1,916.5	$1,882.3	$2,215.6

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007

Closed block premiums, as previously reported	$590.2	$647.0	$719.3	$745.6
Closed block adjustment to premiums	(98.6)	(100.3)	(101.6)	(100.8)
Closed block premiums, as revised	$491.6	$546.7	$617.7	$644.8

Closed block total revenues, as previously reported	$1,099.1	$1,061.0	$1,118.0	$1,316.6
Closed block adjustment to total revenues	(98.6)	(100.3)	(101.6)	(100.8)
Closed block total revenues, as revised	$1,000.5	$960.7	$1,016.4	$1,215.8

Closed block policy benefits, excluding policyholder dividends, as previously reported	$724.4	$771.9	$847.6	$869.2
Closed block adjustment to policy benefits, excluding policyholder dividends	(98.6)	(100.3)	(101.6)	(100.8)
Closed block policy benefits, excluding policyholder dividends, as revised	$625.8	$671.6	$746.0	$768.4

Closed block total benefits and expenses as reported	$735.3	$775.3	$852.7	$875.3
Closed block adjustment to total benefits and expenses	(98.6)	(100.3)	(101.6)	(100.8)
Closed block total benefits and expenses, as revised	$636.7	$675.0	$751.1	$774.5

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

Adoption of new accounting standards

Amendment to Troubled Debt Restructuring Guidance

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 310, Receivables, to clarify guidance on troubled debt restructurings related to a creditor’s determination of whether or not a restructuring constitutes a concession and if the debtor is experiencing financial difficulties. This guidance is effective for interim periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. Our adoption in the second quarter of 2011 had no material effect on our consolidated financial statements.

Accounting standards not yet adopted

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. In addition, the amended guidance will require consecutive presentation of the statement of net income and OCI and presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholders’ equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance is effective for periods beginning after December 15, 2011, on a prospective basis. Other than additional disclosures, the adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our consolidated financial statements.

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

3.

Business Combinations and Dispositions

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG Holdings, Inc. (“PFG”) and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP (“Tiptree”). Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction. See Note 18 to these financial statements related to contingencies remaining from the sale.

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

Closed Block Assets and Liabilities:	June 30,	Dec 31,
($ in millions)	2011	2010	Inception

Debt securities	$6,386.1	$6,385.4	$4,773.1
Equity securities	19.5	19.6	—
Mortgage loans	3.3	4.1	399.0
Venture capital partnerships	218.3	210.0	—
Policy loans	1,303.0	1,340.8	1,380.0
Other investments	132.2	125.5	—
Fair value option investments	11.8	16.0	—
Total closed block investments	8,074.2	8,101.4	6,552.1
Cash and cash equivalents	14.1	7.1	—
Accrued investment income	94.9	97.2	106.8
Receivables	59.3	62.5	35.2
Deferred income taxes	233.5	236.2	389.4
Other closed block assets	15.8	17.8	6.2
Total closed block assets	8,491.8	8,522.2	7,089.7
Policy liabilities and accruals	8,770.3	8,903.5	8,301.7
Policyholder dividends payable	261.8	263.3	325.1
Policy dividend obligation	433.5	339.0	—
Other closed block liabilities	67.6	73.6	12.3
Total closed block liabilities	9,533.2	9,579.4	8,639.1
Excess of closed block liabilities over closed block assets	$1,041.4	$1,057.2	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligations:	from	June 30,
($ in millions)	Inception	2011	2010

Closed block revenues
Premiums	$9,748.0	$207.0	$244.1
Net investment income	6,158.8	235.6	254.1
Net realized investment gains (losses)	(233.4)	1.6	10.0
Total revenues	15,673.4	444.2	508.2
Policy benefits, excluding dividends	10,738.5	279.1	313.4
Other operating expenses	101.3	3.0	7.5
Total benefits and expenses, excluding policyholder dividends	10,839.8	282.1	320.9
Closed block contribution to income before dividends and income taxes	4,833.6	162.1	187.3
Policyholder dividends	4,021.1	137.1	159.9
Closed block contribution to income before income taxes	812.5	25.0	27.4
Applicable income tax expense	282.7	8.7	9.5
Closed block contribution to income	$529.8	$16.3	$17.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$4,074.4	$137.1	$159.9
Policyholder dividends provided through OCI	366.1	78.7	236.0
Additions to policyholder dividend liabilities	4,440.5	215.8	395.9
Policyholder dividends paid	(4,070.3)	(122.8)	(148.9)
Increase in policyholder dividend liabilities	370.2	93.0	247.0
Policyholder dividend liabilities, beginning of period	325.1	602.3	297.8
Policyholder dividend liabilities, end of period	695.3	695.3	544.8
Policyholder dividends payable, end of period	(261.8)	(261.8)	(296.3)
Policyholder dividend obligation, end of period	$433.5	$433.5	$248.5

As of June 30, 2011, the policyholder dividend obligation includes approximately $67.4 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $366.1 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Policy acquisition costs deferred	$29.4	$(0.3)	$63.8	$3.5
Costs amortized to expenses:
Recurring costs	(51.7)	(67.3)	(114.2)	(134.3)
Realized investment gains (losses)	(0.1)	1.4	(0.3)	0.2
Offsets to net unrealized investment gains or losses included in AOCI(1)	(22.0)	(38.8)	(34.7)	(147.4)
Change in deferred policy acquisition costs	(44.4)	(105.0)	(85.4)	(278.0)
Deferred policy acquisition costs, beginning of period	1,403.3	1,743.0	1,444.3	1,916.0
Deferred policy acquisition costs, end of period	$1,358.9	$1,638.0	$1,358.9	$1,638.0

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

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

During the three and six months ended June 30, 2011 and 2010, it was determined that an unlocking was not warranted.

6.

Investing Activities

Debt and equity securities

Fair Value and Cost of	June 30, 2011		December 31, 2010
General Account Securities:	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$696.7	$656.5	$762.3	$726.8
State and political subdivision	210.8	205.0	218.7	217.7
Foreign government	195.0	173.4	170.5	150.8
Corporate	6,295.1	5,926.7	5,917.6	5,637.7
Commercial mortgage-backed (“CMBS”)	1,165.6	1,132.4	1,148.4	1,124.5
Residential mortgage-backed (“RMBS”)	2,032.1	2,050.3	1,994.7	2,039.7
CDO/CLO	237.5	275.7	251.6	299.5
Other asset-backed	569.1	566.0	430.0	431.0
Available-for-sale debt securities	$11,401.9	$10,986.0	$10,893.8	$10,627.7

Amounts applicable to the closed block	$6,386.1	$6,024.5	$6,385.4	$6,106.0

Available-for-sale equity securities	$48.5	$33.6	$47.5	$28.7

Amounts applicable to the closed block	$19.5	$15.2	$19.6	$11.9

6.

Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	June 30, 2011		December 31, 2010
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$46.2	$(6.0)	$43.0	$(7.5)
State and political subdivision	9.0	(3.2)	5.5	(4.5)
Foreign government	21.6	—	20.1	(0.4)
Corporate	470.3	(101.9)	418.0	(138.1)
CMBS	52.6	(19.4)	49.4	(25.5)
RMBS	54.1	(72.3)	45.5	(90.5)
CDO/CLO	4.4	(42.6)	7.7	(55.6)
Other asset-backed	8.5	(5.4)	7.8	(8.8)
Debt securities gains (losses)	$666.7	$(250.8)	$597.0	$(330.9)
Debt securities net gains	$415.9		$266.1

Equity securities gains (losses)	$16.7	$(1.8)	$19.5	$(0.7)
Equity securities net gains	$14.9		$18.8

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(18.8)	(18.7)
RMBS	(76.1)	(72.2)
CDO/CLO	(14.6)	(19.9)
Other asset-backed	—	—
Total fixed maturity non-credit OTTI losses in AOCI	$(115.2)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of June 30, 2011
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$3.3	$(0.1)	$40.8	$(5.9)	$44.1	$(6.0)
State and political subdivision	13.1	(0.6)	11.3	(2.6)	24.4	(3.2)
Foreign government	4.0	—		—	4.0	—
Corporate	396.1	(12.3)	566.8	(89.6)	962.9	(101.9)
CMBS	137.5	(2.9)	52.7	(16.5)	190.2	(19.4)
RMBS	264.5	(6.5)	400.1	(65.8)	664.6	(72.3)
CDO/CLO	5.2	—	180.3	(42.6)	185.5	(42.6)
Other asset-backed	96.7	(1.2)	49.8	(4.2)	146.5	(5.4)
Debt securities	$920.4	$(23.6)	$1,301.8	$(227.2)	$2,222.2	$(250.8)
Equity securities	3.5	(1.3)	0.6	(0.5)	4.1	(1.8)
Total temporarily impaired securities	$923.9	$(24.9)	$1,302.4	$(227.7)	$2,226.3	$(252.6)

Amounts inside the closed block	$405.2	$(12.6)	$592.4	$(73.0)	$997.6	$(85.6)

Amounts outside the closed block	$518.7	$(12.3)	$710.0	$(154.7)	$1,228.7	$(167.0)

Amounts outside the closed block that are below investment grade	$60.9	$(2.8)	$281.6	$(99.1)	$342.5	$(100.9)

Number of securities		466		582		1,048

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $75.1 million at June 30, 2011. Of this amount, $69.9 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $19.5 million at June 30, 2011. Of this amount, $14.2 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

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

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Maturities of General Account Debt Securities:	As of June 30, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$455.3	$449.7
Due after one year through five years	2,176.3	2,020.2
Due after five years through ten years	2,288.6	2,119.5
Due after ten years	2,477.4	2,372.2
CMBS/RMBS/ABS/CDO/CLO	4,004.3	4,024.4
Total	$11,401.9	$10,986.0

The maturities of general account debt securities, as of June 30, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

6.

Investing Activities (continued)

Other-than-temporary impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in OCI. The non-credit related loss component is equal to the difference between the fair value of a security and its carrying value subsequent to impairment.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At June 30, 2011, this included debt securities with $54.0 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment (“OTTI”) was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed income OTTIs recorded in the first half of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $3.0 million in the second quarter of 2011 and $12.2 million in the second quarter of 2010 and $8.7 million in the first half of 2011 and $26.4 million in the first half of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3.6 million in the second quarter of 2011 and $11.4 million in the second quarter of 2010 and $5.3 million in the first half of 2011 and $28.3 million in the first half of 2010.

In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis.

6.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Balance, beginning of period	$(62.6)	$(56.6)	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(1.8)	(6.6)	(5.9)	(8.9)
Add: Credit losses on securities previously impaired(1)	(1.1)	(2.6)	(2.3)	(12.5)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	—	3.1	—
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(65.5)	$(65.8)	$(65.5)	$(65.8)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Contributions	$7.0	$5.6	$12.4	$13.6
Equity in earnings of partnerships	1.2	11.8	10.9	17.1
Distributions	(5.5)	(10.1)	(14.9)	(12.4)
Change in venture capital partnerships	2.7	7.3	8.4	18.3
Venture capital partnership investments, beginning of period	225.7	199.6	220.0	188.6
Venture capital partnership investments, end of period	$228.4	$206.9	$228.4	$206.9

Amounts applicable to the closed block	$218.3	$197.9	$218.3	$197.9

Other investments

Other Investments:	June 30,	Dec 31,
($ in millions)	2011	2010

Transportation and other equipment leases	$27.5	$28.1
Mezzanine partnerships	181.4	187.5
Affordable housing partnerships	5.1	6.3
Derivative instruments (Note 9)	118.2	136.9
Real estate	2.2	2.3
Other partnership interests(1)	142.1	123.6
Other interests	20.5	28.1
Mortgage loans	3.3	4.1
Other investments	$500.3	$516.9

Amounts applicable to the closed block	$135.5	$129.6

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Debt securities	$155.4	$150.0	$303.0	$304.3
Equity securities	—	0.6	0.6	0.7
Venture capital partnerships	1.2	11.9	11.0	17.2
Policy loans	43.6	42.1	85.6	85.5
Other investments	12.2	14.8	12.8	19.2
Fair value option investments	(0.2)	0.2	2.2	0.9
Other income	0.5	0.7	0.6	0.9
Cash and cash equivalents	—	0.1	—	0.1
Total investment income	212.7	220.4	415.8	428.8
Less: Discontinued operations	0.5	1.6	1.0	3.3
Less: Investment expenses	1.4	2.0	3.2	4.1
Net investment income	$210.8	$216.8	$411.6	$421.4

Amounts applicable to the closed block	$118.0	$131.6	$235.6	$254.1

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Total other-than-temporary debt impairment losses	$(6.6)	$(23.6)	$(14.0)	$(54.7)
Portion of loss recognized in OCI)	3.6	11.4	5.3	28.3
Net debt impairment losses recognized in earnings	$(3.0)	$(12.2)	$(8.7)	$(26.4)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.2)	(1.7)	(4.6)	(3.6)
CMBS	—	(0.7)	—	(2.0)
RMBS	(2.7)	(4.3)	(4.0)	(9.8)
CDO/CLO	—	(3.4)	—	(8.9)
Other asset-backed	(0.1)	(2.1)	(0.1)	(2.1)
Net debt security impairments	(3.0)	(12.2)	(8.7)	(26.4)
Equity security impairments	—	(0.2)	—	(0.5)
Other investments impairments	—	—	—	—
Impairment losses	(3.0)	(12.4)	(8.7)	(26.9)
Debt security transaction gains	5.5	23.2	9.4	46.1
Debt security transaction losses	(1.2)	(2.2)	(3.1)	(7.2)
Equity security transaction gains	0.1	—	0.1	—
Equity security transaction losses	—	—	—	—
Venture capital partnership transaction gains (losses)	—	—	—	—
Other investments transaction gains (losses)	—	2.8	(1.6)	(1.4)
Net transaction gains	4.4	23.8	4.8	37.5
Realized gains (losses) on fair value option investments	1.4	(0.6)	1.0	(0.4)
Realized gains (losses) on derivative assets and liabilities	0.3	19.7	(10.2)	23.3
Net realized investment gains (losses), excluding impairment losses	6.1	42.9	(4.4)	60.4
Net realized investment gains (losses), including impairment losses	$3.1	$30.5	$(13.1)	$33.5

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Debt securities	$102.0	$184.8	$149.8	$440.2
Equity securities	(3.7)	4.5	(3.9)	11.9
Other investments	—	(0.5)	—	(0.2)
Net unrealized investment gains	$98.3	$188.8	$145.9	$451.9

Net unrealized investment gains	$98.3	$188.8	$145.9	$451.9
Applicable closed block policyholder dividend obligation	64.0	109.6	78.7	236.0
Applicable deferred policy acquisition cost	22.0	38.8	34.7	147.4
Applicable deferred income tax	2.5	23.1	27.5	(4.8)
Offsets to net unrealized investment gains	88.5	171.5	140.9	378.6
Net unrealized investment gains included in OCI	$9.8	$17.3	$5.0	$73.3

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

Carrying Value of Assets and Liabilities	June 30, 2011			December 31, 2010
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$564.4	$—	$564.4	$552.7	$—	$552.7
Direct equity investments	22.3	—	22.3	15.1	—	15.1
Receivable(1)	5.6	—	5.6	6.8	—	6.8
Total	$592.3	$—	$592.3	$574.6	$—	$574.6

———————

(1)

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 17 to these financial statements for additional information regarding such commitments.

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $592.3 million as of June 30, 2011. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

6.

Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of June 30, 2011, we held derivative assets, net of liabilities, with a fair value of $102.7 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $86.4 million. Our maximum amount of loss due to credit risk with these issuers was $189.1 million. See Note 9 to these financial statements for more information regarding derivatives.

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We did not repurchase any of these bonds during the six months ended June 30, 2011. During 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million.

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

Future minimum annual principal payments on indebtedness as of June 30, 2011 are $253.6 million in 2032 and $175.0 million in 2034.

Interest Expense on Indebtedness, including	Three Months Ended		Six Months Ended
Amortization of Debt Issuance Costs:	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Surplus notes	$3.1	$3.2	$6.2	$6.3
Senior unsecured bonds	4.8	4.7	9.6	9.6
Interest expense on indebtedness	$7.9	$7.9	$15.8	$15.9

7.

Financing Activities (continued)

Common stock dividends

During the six months ended June 30, 2011 and the year ended December 31, 2010, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three and six month periods ended June 30, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable and fixed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in millions)	2011	2010

Debt securities	$1,001.3	$737.4
Equity funds	2,221.4	2,266.4
Other	90.9	95.9
Total	$3,313.6	$3,099.7

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are consistent with those used for amortizing deferred policy acquisition costs.

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	As of
($ in millions)	June 30, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	(0.5)	—
Paid	0.9	—
Liability balance as of June 30, 2011	$5.0	$18.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.6	1.8
Paid	(5.1)	—
Liability balance as of December 31, 2010	$4.6	$18.1

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$996.9	$10.8	61
GMDB step up	1,573.5	57.6	62
GMDB earnings enhancement benefit (EEB)	45.4	0.2	62
GMDB greater of annual step up and roll up	30.6	7.0	65
Total GMDB at June 30, 2011	$2,646.4	$75.6

GMDB return of premium	$1,032.9	$19.2	61
GMDB step up	1,614.1	89.5	62
GMDB earnings enhancement benefit (EEB)	47.3	0.3	61
GMDB greater of annual step up and roll up	32.1	7.7	65
Total GMDB at December 31, 2010	$2,726.4	$116.7

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

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

GMWB	$623.5	62
GMIB	513.8	62
GMAB	434.4	57
GPAF	19.8	76
COMBO	10.9	60
Total at June 30, 2011	$1,602.4

GMWB	$617.0	61
GMIB	528.4	62
GMAB	440.3	56
GPAF	16.1	76
COMBO	11.2	60
Total at December 31, 2010	$1,613.0

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

The GMWB, GMAB, GPAF, COMBO and index options represent embedded derivative liabilities in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index options obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed index annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the first half of 2011. There were benefit payments made of $0.4 million for GPAF during 2010 and $0.1 million during the first half of 2011.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in millions)	2011	2010

GMWB	$(5.9)	$(1.7)
GMAB	10.0	13.3
GPAF	2.4	3.0
COMBO	(0.8)	(0.6)
Fixed indexed annuity options	37.7	13.4
Total embedded derivative liabilities	$43.4	$27.4

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At June 30, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $124.8 million and $105.0 million, respectively.

9.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in OCI, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for netting of payments and receipts by counterparty. As of June 30, 2011 and December 31, 2010, $8.0 million and $6.9 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			June 30,		December 31,
General Account:			2011		2010
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$131.0	2017-2026	$2.7	$2.6	$3.6	$2.5
Variance swaps	0.9	2015-2017	—	2.3	—	0.6
Swaptions	25.0	2024	0.6	—	4.8	—
Put options	432.0	2014-2024	75.8	—	83.3	—
Call options	269.7	2011-2016	20.8	9.4	11.2	6.0
Equity futures	126.7	2011	18.3	—	34.0	2.0
	985.3		118.2	14.3	136.9	11.1
Hedging Derivative Instruments
Cross currency swaps	15.0	2012-2016	—	1.2	—	0.1
	15.0		—	1.2	—	0.1
Total derivative instruments	$1,000.3		$118.2	$15.5	$136.9	$11.2

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

9.

Derivative Instruments (continued)

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

Generally, the Company has used a combination of equity index futures, interest rate swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of rating downgrades in early 2009. However, the Company held no derivative instruments as of June 30, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

10.

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2011
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$331.7	$365.0	$—	$696.7
State and political subdivision	—	210.8	—	210.8
Foreign government	—	195.0	—	195.0
Corporate	—	6,001.4	293.7	6,295.1
CMBS	—	1,087.8	77.8	1,165.6
RMBS	—	1,984.1	48.0	2,032.1
CDO/CLO	—	—	237.5	237.5
Other asset-backed	—	505.2	63.9	569.1
Available-for-sale equity securities	2.0	—	46.5	48.5
Derivative assets	—	118.2	—	118.2
Separate account assets(1)	4,219.1	72.5	—	4,291.6
Fair value option investments	24.1	39.1	30.1	93.3
Total assets	$4,576.9	$10,579.1	$797.5	$15,953.5
Liabilities
Derivative liabilities	$—	$15.5	$43.4	$58.9
Total liabilities	$—	$15.5	$43.4	$58.9

———————

(1)

Excludes pension assets of $38.8 million in limited partnerships and real estate investments accounted for on the equity method as well as $5.9 million in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the three and six months ended June 30, 2011.

10.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$390.0	$372.3	$—	$762.3
State and political subdivision	—	218.7	—	218.7
Foreign government	—	170.5	—	170.5
Corporate	—	5,649.2	268.4	5,917.6
CMBS	—	1,092.1	56.3	1,148.4
RMBS	—	1,944.1	50.6	1,994.7
CDO/CLO	—	—	251.6	251.6
Other asset-backed	—	362.1	67.9	430.0
Available-for-sale equity securities	0.7	0.5	46.3	47.5
Derivative assets	—	136.9	—	136.9
Separate account assets(1)	4,294.4	77.2	—	4,371.6
Fair value option investments	26.6	37.3	38.2	102.1
Total assets	$4,711.7	$10,060.9	$779.3	$15,551.9
Liabilities
Derivative liabilities	$—	$11.2	$27.4	$38.6
Total liabilities	$—	$11.2	$27.4	$38.6

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

Available-for-sale debt securities as of June 30, 2011 and December 31, 2010 are reported net of $43.1 million and $41.4 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

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

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended June 30, 2011
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$253.8	$53.7	$269.1	$78.0	$73.7	$50.2	$29.8	$808.3
Purchases	0.1	—	20.5	13.7	5.7	—	—	40.0
Sales	(14.9)	(0.6)	(8.5)	(11.5)	(1.2)	(0.2)	(0.1)	(37.0)
Transfers into Level 3(1)	—	—	18.8	—	—	—	—	18.8
Transfers out of Level 3(2)	—	(4.7)	(10.4)	(16.3)	(0.2)	—	—	(31.6)
Realized gains (losses) included in earnings	(0.2)	—	(0.2)	(1.0)	—	—	0.1	(1.3)
Unrealized gains (losses) included in other comprehensive income (loss)	(2.1)	(0.5)	4.3	1.0	(0.2)	(3.5)	0.3	(0.7)
Amortization/accretion	0.8	0.1	0.1	—	—	—	—	1.0
Balance, end of period	$237.5	$48.0	$293.7	$63.9	$77.8	$46.5	$30.1	$797.5

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Six Months Ended June 30, 2011
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	0.2	4.4	31.1	36.8	20.7	3.9	—	97.1
Sales	(24.4)	(1.3)	(24.4)	(15.3)	(1.8)	(0.3)	(8.5)	(76.0)
Transfers into Level 3(1)	—	—	21.6	—	—	0.9	—	22.5
Transfers out of Level 3(2)	—	(4.6)	(10.4)	(24.6)	(0.2)	—	—	(39.8)
Realized gains (losses) included in earnings	(0.6)	—	(0.6)	(1.5)	—	—	(1.4)	(4.1)
Unrealized gains (losses) included in other comprehensive income (loss)	9.7	(1.3)	7.8	0.6	2.8	(4.3)	1.8	17.1
Amortization/accretion	1.0	0.2	0.2	—	—	—	—	1.4
Balance, end of period	$237.5	$48.0	$293.7	$63.9	$77.8	$46.5	$30.1	$797.5

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance, beginning of period	$(27.4)	$(14.6)	$(27.4)	$(25.5)
Net purchases/(sales)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized gains (losses)	(5.2)	(44.4)	8.1	(33.5)
Unrealized gains (losses) included in other comprehensive loss	—	—	—	—
Deposits less benefits	(11.0)	—	(24.4)	—
Change in fair value(1)	0.2	—	0.3	—
Amortization/accretion	—	—	—	—
Balance, end of period	$(43.4)	$(59.0)	$(43.4)	$59.0

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the consolidated statement of income.

10.

Fair Value of Financial Instruments (continued)

Carrying Amounts and Fair Values	June 30,		December 31,
of Financial Instruments:	2011		2010
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$135.1	$135.1	$121.9	$121.9
Available-for-sale debt securities	11,401.9	11,401.9	10,893.8	10,893.8
Available-for-sale equity securities	48.5	48.5	47.5	47.5
Separate account assets	4,336.3	4,336.3	4,416.8	4,416.8
Mortgage loans	3.3	3.3	4.1	4.1
Derivative financial instruments	118.2	118.2	136.9	136.9
Fair value option investments	93.3	93.3	102.1	102.1
Financial assets	$16,136.6	$16,136.6	$15,723.1	$15,723.1

Investment contracts	$1,860.6	$1,872.2	$1,494.1	$1,510.5
Indebtedness	427.7	339.5	427.7	295.4
Separate account liabilities	4,336.3	4,336.3	4,416.8	4,416.8
Derivative financial instruments	58.9	58.9	38.6	38.6
Financial liabilities	$6,683.5	$6,606.9	$6,377.2	$6,261.3

Fair value option investments at June 30, 2011 and December 31, 2010 include $24.1 million and $26.6 million of available-for-sale equity securities backing our deferred compensation liabilities. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of these securities’ underlying economics. Changes in the fair value of these assets are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in five securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $30.1 million and $38.2 million as of June 30, 2011 and December 31, 2010, respectively.

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

10.

Fair Value of Financial Instruments (continued)

Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market as stated above, because that can influence the determination and occurrence of an orderly transaction. In addition, we assess the period of the exposure to the market before the measurement date to determine adequacy for customary marketing activities. Also, we look to see if it was marketed to a single or limited number of participants. We assess the financial condition of the seller, if available, to determine whether observed transactions may have been forced. If the trading price is an outlier when compared to similar recent transactions, we consider whether this is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly.

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

10.

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

10.

Fair Value of Financial Instruments (continued)

Fair value of investment contracts

We determine the fair value of guaranteed interest contracts by using a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to calculate the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to calculate the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Valuation of embedded derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the index credits embedded derivative liabilities associated with our fixed indexed annuity is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at June 30, 2011 and December 31, 2010 was a reduction of $14.6 million and $19.9 million in the reserves associated with these riders, respectively.

Indebtedness

Fair value of indebtedness is based on quoted market prices.

11.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three and six months ended June 30, 2011 has been computed based on the first six months of 2011 as a discrete period. The tax expense of $9.4 million and $9.0 million for the three and six months ended June 30, 2011 is primarily related to current alternative minimum tax.

For the three and six months ended June 30, 2011, we recognized a net increase in the valuation allowance of $3.5 million and $22.6 million, respectively. The current period alternative minimum tax expense generated a tax credit (deferred tax asset) for which we established a full valuation allowance. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance for the three months ended June 30, 2011 corresponds to an increase of $4.8 million in income statement related deferred tax balances and a decrease of $1.3 million in OCI related deferred tax balances. The net increase to the valuation allowance for the six months ended June 30, 2011 corresponds to an increase of $6.6 million in income statement related deferred tax balances and an increase of $16.0 million in OCI related deferred tax balances.

We have concluded that a valuation allowance on the $88.7 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the financial condition, liquidity or consolidated financial statements. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the existing unrecognized tax benefits that would have a significant impact on the financial position of the Company.

12.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postretirement benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$0.2	$0.7	$0.5	$1.3
Interest cost	8.9	9.3	17.9	18.8
Expected return on plan assets	(9.1)	(8.1)	(18.2)	(16.2)
Net loss amortization	1.6	1.5	3.3	3.0
Pension benefit cost	$1.6	$3.4	$3.5	$6.9

12.

Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.7	0.7	1.3	1.4
Prior service cost amortization	(0.5)	(0.5)	(1.0)	(1.0)
Other postretirement benefit cost	$0.3	$0.3	$0.5	$0.6

For the three months ended June 30, 2011, accumulated other comprehensive loss includes unrealized gains of $1.9 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the six months ended June 30, 2011, accumulated other comprehensive loss includes unrealized gains of $2.6 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants were accepted into the plans.

We made a contribution of $3.8 million to the IRS-qualified pension plan in the second quarter of 2011. During the six months ended June 30, 2011, we made contributions of $7.3 million to the IRS-qualified pension plan. We expect to make additional contributions of approximately $10.1 million by December 31, 2011.

Savings plans

During the three months ended June 30, 2011 and 2010, we incurred costs of $1.1 million and $1.0 million, respectively, for contributions to our savings plans. During the six months ended June 30, 2011 and 2010, we incurred costs of $3.3 million and $2.2 million, respectively, for contributions to our savings plans.

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

13.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Compensation cost charged to income from continuing operations	$0.2	$1.2	$0.3	$2.0
Income tax expense (benefit) before valuation allowance	$(0.1)	$(0.3)	$0.5	$(0.1)

We did not capitalize any of the cost of stock-based compensation during the three and six month periods ended June 30, 2011 and 2010.

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

13.

Share-based compensation (continued)

Stock Option Activity at	Three Months Ended June 30,
Weighted-Average Exercise Price:	2011		2010
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,674,494	$11.42	4,057,344	$11.41
Granted	—	—	6,607	1.45
Exercised	—	—	—	—
Canceled	(28,637)	10.81	(143,658)	2.82
Forfeited	(1,086)	2.90	(17,813)	2.82
Outstanding, end of period	3,644,771	$11.43	3,902,480	$11.40

Stock Option Activity at	Six Months Ended June 30,
Weighted-Average Exercise Price:	2011		2010
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,742,620	$11.40	4,146,779	$11.87
Granted	—	—	220,401	2.84
Exercised	—	—	—	—
Canceled	(86,303)	11.13	(410,914)	11.73
Forfeited	(11,546)	5.80	(53,786)	10.33
Outstanding, end of period	3,644,771	$11.43	3,902,480	$11.40

There were no options granted during the six months ended June 30, 2011.

As of June 30, 2011, 3.5 million of outstanding stock options were exercisable, with a weighted-average exercise price of $11.43 per share.

As of June 30, 2011, there was $0.4 million of total unrecognized compensation cost related to unvested stock option grants.

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

Time-Vested RSU Activity at	Three Months Ended June 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	939,863	$3.25	915,552	$3.56
Awarded	69,907	2.70	78,644	2.40
Converted to common shares/applied to taxes	—	—	(18,289)	4.67
Forfeited	(51,853)	2.72	(1,755)	2.82
Outstanding, end of period	957,917	$3.24	974,152	$3.45

13.

Share-based compensation (continued)

Time-Vested RSU Activity at	Six Months Ended June 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,057,600	$3.22	1,265,688	$3.45
Awarded	141,432	2.66	146,761	2.60
Conversion of performance-contingent awards	51,853	2.72	—	—
Converted to common shares/applied to taxes	(235,361)	2.82	(431,912)	3.16
Forfeited	(57,607)	2.73	(6,385)	2.82
Outstanding, end of period	957,917	$3.24	974,152	$3.45

Performance Contingent RSU Activity at	Three Months Ended June 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,685,898	$2.67	1,611,352	$2.71
Awarded	—	—	29,412	2.72
Adjustment for performance results	—	—	—	—
Converted to common shares/applied to taxes	—	—	(4,553)	2.82
Forfeited	(9,542)	2.84	—	—
Outstanding, end of period	1,676,356	$2.62	1,636,211	$2.71

Performance Contingent RSU Activity at	Six Months Ended June 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,636,211	$2.71	786,629	$2.55
Awarded	238,095	2.52	1,389,491	2.84
Adjustment for performance results	(90,353)	2.82	6,041	2.82
Conversion of performance-contingent awards	(51,853)	2.72	—	—
Converted to common shares/applied to taxes	(43,433)	2.82	(28,411)	2.82
Forfeited	(12,311)	2.84	(517,539)	2.82
Outstanding, end of period	1,676,356	$2.62	1,636,211	$2.71

There was no intrinsic value of RSUs converted during the three months ended June 30, 2011. The intrinsic value of RSUs converted during the six months ended June 30, 2011 was $0.7 million.

As of June 30, 2011, there was $2.7 million of total unrecognized compensation cost related to unvested RSU grants.

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

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Six Months Ended
Earnings per Share:	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Weighted-average common shares outstanding	116,826	116,170	116,673	116,178
Weighted-average effect of dilutive potential common shares:
Restricted stock units	239	449	160	543
Stock options	1	3	1	3
Potential common shares	240	452	161	546
Less: Potential common shares excluded from calculation due to operating losses	—	(452)	—	—
Dilutive potential common shares	240	—	161	546
Weighted-average common shares outstanding, including dilutive potential common shares	117,066	116,170	116,834	116,724

As a result of the net loss from continuing operations for the three months ended June 30, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation. The Company had net income from continuing operations for the three and six months ended June 30, 2011 and the six months ended June 30, 2010.

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

Segment Information on Revenues:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Life and Annuity	$475.9	$533.3	$923.9	$1,030.1
Saybrus Partners(1)	4.2	0.7	8.0	1.0
Less: intercompany revenues(2)	2.3	0.3	4.7	0.4
Total revenues	$477.8	$533.7	$927.2	$1,030.7

———————

(1)

Includes intercompany revenues of $2.3 million and $0.3 million for the three months ended June 30, 2011 and 2010 and $4.7 million and $0.4 million for the six months ended June 30, 2011 and 2010.

(2)

All intercompany balances are eliminated in consolidating the financial statements.

Results of Operations by Segment as Reconciled to	Three Months Ended		Six Months Ended
Consolidated Net Income:	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Life and Annuity operating income	$15.5	$(15.7)	$26.9	$(2.3)
Saybrus Partners operating income	(0.4)	(4.9)	(1.5)	(11.3)
Less: applicable income tax expense (benefit)	9.9	(0.3)	9.0	(0.1)
Income from discontinued operations, net of income taxes	(0.7)	15.0	(2.2)	14.8
Net realized investment gains (losses)	3.1	30.5	(13.1)	33.5
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	(3.2)	(14.9)	(2.8)	(10.8)
Net income (loss)	$4.4	$10.3	$(1.7)	$24.0

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

Net losses of $0.7 million and $2.2 million were recognized during the three and six months ended June 30, 2011, primarily related to accrued legal fees attributable to these matters. During the three and six months ended June 30, 2010, net income of $15.0 million and $14.7 million was recorded. This reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in 2009. See Note 3 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for additional information.

16.

Discontinued Operations (continued)

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

Net income of $0.1 million was recognized during the three and six months ended June 30, 2010.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. There was no net income recognized during the three and six months ended June 30, 2011 and 2010. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

17.

Other Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2011, the Company had unfunded commitments of $231.3 million under such agreements, of which $72.8 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2011, the Company had open commitments of $51.3 million under such agreements which are expected to be funded by December 31, 2011.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of June 30, 2011, the Company has funded $1.1 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $4.4 million of unfunded commitments remain subject to this guarantee.

18.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or investment advisor.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

18.

Contingent Liabilities (continued)

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

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

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

18.

Contingent Liabilities (continued)

We expect our reserves and reinsurance to cover the run-off of the business; however, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. Given the uncertainty associated with litigation and other dispute resolution proceedings, as well as the lack of sufficient claims information, the range of any reasonably possible additional future losses or gains is not currently estimable. However, it is our opinion, based on current information and after consideration of the provisions made in these consolidated financial statements, that any future adverse or favorable development of recorded reserves and/or reinsurance recoverables will not have a material adverse effect on our consolidated financial position. Nevertheless, it is possible that future developments could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

Our total policy liabilities and accruals were $43.6 million as of June 30, 2011 and $49.7 million as of December 31, 2010. Our total amounts recoverable from retrocessionaires related to paid losses were $3.1 million as of June 30, 2011 and $9.1 million as of December 31, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of June 30, 2011 as compared to December 31, 2010; our consolidated results of operations for the three and six months ended June 30, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

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

In 2010, we pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and is focused on developing annuity and life products for the middle market, expanding distribution within that market, selling third-party life and annuity products through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”) and generating sales of our alternative retirement solutions products.

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

Recent Trends on Earnings Drivers

Apart from the closed block, results of our Life and Annuity segment’s earnings drivers for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 were as follows:

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Universal life mortality margins decreased by $4.3 million to $28.5 million in the quarter ended June 30, 2011, compared to $32.8 million in the quarter ended June 30, 2010. This was primarily the result of lower fee income related to cost of insurance charges. Mortality margins for variable universal life decreased by $2.7 million to $11.7 million in the quarter ended June 30, 2011, compared to $14.4 million in the quarter ended June 30, 2010, resulting from lower fee income related to cost of insurance charges in addition to higher death benefits.

•

Interest margins. Investment income on assets backing surplus was $9.3 million in the quarter ended June 30, 2011, compared to $9.7 million in the quarter ended June 30, 2010. The decrease of $0.4 million was primarily from lower earnings from partnership interests. Universal life interest margins increased primarily as a result of lower interest credited consistent with declining funds under management. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

•

Operating expenses. Non-deferred operating expenses decreased $14.9 million to $54.4 million for the quarter ended June 30, 2011, compared to $69.3 million for the quarter ended June 30, 2010. The decrease in operating expenses was a result of a non-recurring $10.5 million charge related to a renegotiated 2008 life reinsurance contract that increased expense during the quarter ended June 30, 2010 as well as lower employee-related expenses during the quarter ended June 30, 2011.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $15.6 million to $51.7 million from $67.3 million during the quarters ended June 30, 2011 and 2010, respectively. Amortization decreased related to variable annuities as market performance improved compared to prior year. In addition, universal life and variable universal life amortization decreased as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales have begun to amortize.

•

Net realized investment gains or losses on our general account investments. Net realized investment gains of $3.1 million were recognized during the quarter ended June 30, 2011 compared to $30.5 million during the quarter ended June 30, 2010. Transaction related gains declined $19.4 million to $4.4 million as of June 30, 2011 compared to $23.8 million as of June 30, 2010. In addition, derivative assets and liabilities declined $19.4 million with $0.3 million in realized gains as of June 30, 2011 compared to $19.7 million as of June 30, 2010. This was primarily attributable to our net embedded derivatives associated with our variable annuity guarantees which declined $16.9 million to a gain of $1.4 million as of June 30, 2011 compared to $18.3 million as of June 30, 2010. Of this decline in results related to net embedded derivatives, $24.4 million was associated with the non-performance risk factor. Partially offsetting these declines was an improvement of $9.4 million in impairment losses.

•

Income taxes. The Company recorded an income tax expense of $9.4 million to continuing operations as of June 30, 2011 compared to an income tax benefit of $0.2 million as of June 30, 2011. The increase was driven by current period alternative minimum tax expense. The Company established an offsetting deferred tax asset for alternative minimum tax credits which, in turn, was offset by an equal increase in the valuation allowance.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany revenue, revenue during the quarter ended June 30, 2011 was $4.2 million compared with $0.7 million during the quarter ended June 30, 2010. Operating income improved to a loss of $0.5 million from a loss of $4.9 million during the quarter ended June 30, 2011 compared to 2010, respectively. This improvement was a result of higher revenue and lower expenses.

Economic Market Conditions and Industry Trends

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, variable annuities and investment products and result in higher lapses or surrenders of life and annuity policies we have sold in the past. At the same time, market downturns typically increase consumer interest in products that offer principal protection and guarantees, such as the indexed annuities and various guaranteed income riders we provide.

Our business is also exposed to the performance of the debt and equity markets. These adverse conditions include, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. The lower interest rate environment may also impact our net investment income.

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

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. Specifically, we experienced significant sales growth in our annuity product line in 2010 and sustained this higher volume of sales in the first two quarters of 2011.

However, significant capital market dislocations or another economic downturn could have a material adverse effect on our business, financial condition or consolidated financial statements. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments (“OTTIs”). Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost of insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies.

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

A complete description of our critical accounting estimates is set forth in our 2010 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2010 Annual Report on Form 10-K are important to understanding our financial condition and consolidated financial statements. Certain of our critical accounting estimates are as follows:

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

For the three and six months ended June 30, 2011, we recognized a net increase in the valuation allowance of $3.5 million and $22.6 million, respectively. The current period alternative minimum tax expense generated a tax credit (deferred tax asset) for which we established a full valuation allowance. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance for the three months ended June 30, 2011 corresponds to an increase of $4.8 million in income statement related deferred tax balances and a decrease of $1.3 million in other comprehensive income (“OCI”) related deferred tax balances. The net increase to the valuation allowance for six months ended June 30, 2011 corresponds to an increase of $6.6 million in income statement related deferred tax balances and an increase of $16.0 million in OCI related deferred tax balances.

We have concluded that a valuation allowance on the $88.7 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

Other-than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both June 30, 2011 and December 31, 2010.

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

Consolidated Results of Operations

Summary of Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$109.3	$130.8	$(21.5)	(16%)
Fee income	154.6	155.6	(1.0)	(1%)
Net investment income	210.8	216.8	(6.0)	(3%)
Net realized investment losses:
Total OTTI losses	(6.6)	(23.8)	17.2	72%
Portion of OTTI losses recognized in OCI	3.6	11.4	(7.8)	(68%)
Net OTTI losses recognized in earnings	(3.0)	(12.4)	9.4	(76%)
Net realized investment gains, excluding OTTI losses	6.1	42.9	(36.8)	(86%)
Net realized investment gains	3.1	30.5	(27.4)	(90%)
Total revenues	477.8	533.7	(55.9)	(10%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	271.1	292.5	(21.4)	(7%)
Policyholder dividends	73.6	97.5	(23.9)	(25%)
Policy acquisition cost amortization	51.8	65.9	(14.1)	(21%)
Interest expense on indebtedness	7.9	7.9	—	0%
Other operating expenses	58.9	74.9	(16.0)	(21%)
Total benefits and expenses	463.3	538.7	(75.4)	(14%)
Income (loss) from continuing operations before income taxes	14.5	(5.0)	19.5	NM
Income tax expense (benefit)	9.4	(0.2)	9.6	NM
Income (loss) from continuing operations	5.1	(4.8)	9.9	NM
Income (loss) from discontinued operations, net of income taxes	(0.7)	15.1	(15.8)	(105%)
Net income	$4.4	$10.3	$(5.9)	(57%)

———————

Not meaningful (NM)

Summary of Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$220.3	$257.7	$(37.4)	(15%)
Fee income	308.4	318.1	(9.7)	(3%)
Net investment income	411.6	421.4	(9.8)	(2%)
Net realized investment losses:
Total OTTI losses	(14.0)	(55.2)	41.2	75%
Portion of OTTI losses recognized in OCI	5.3	28.3	(23.0)	(81%)
Net OTTI losses recognized in earnings	(8.7)	(26.9)	18.2	68%
Net realized investment gains (losses), excluding OTTI losses	(4.4)	60.4	(64.8)	(107%)
Net realized investment gains (losses)	(13.1)	33.5	(46.6)	(139%)
Total revenues	927.2	1,030.7	(103.5)	(10%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	531.8	556.3	(24.5)	(4%)
Policyholder dividends	137.2	160.2	(23.0)	(14%)
Policy acquisition cost amortization	114.5	134.1	(19.6)	(15%)
Interest expense on indebtedness	15.8	15.9	(0.1)	(1%)
Other operating expenses	118.4	155.1	(36.7)	(24%)
Total benefits and expenses	917.7	1,021.6	(103.9)	(10%)
Income from continuing operations before income taxes	9.5	9.1	0.4	4%
Income tax expense (benefit)	9.0	(0.1)	9.1	NM
Income from continuing operations	0.5	9.2	(8.7)	(95%)
Income (loss) from discontinued operations, net of income taxes	(2.2)	14.8	(17.0)	(115%)
Net income (loss)	$(1.7)	$24.0	$(25.7)	(107%)

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended June 30, 2011 vs. June 30, 2010

Net income from continuing operations for the three months ended June 30, 2011 was $5.1 million, or $0.04 per share, compared to net loss from continuing operations of $4.8 million, or ($0.04) per share for the three months ended June 30, 2010. The increase in results from continuing operations reflects declines in policyholder dividends, policy benefits, policy acquisition cost amortization and operating expenses. These were partially offset by a decline in net realized investment gains, lower premiums, and higher income tax expense.

Policyholder dividends and policy benefits, excluding dividends, declined as a result of the decrease in policyholder dividends in the closed block reflecting a change in the 2011 dividend scale.

Policy acquisition cost amortization decreased $14.1 million to $51.8 million from $65.9 million during the quarters ended June 30, 2011 and 2010, respectively. Amortization related to variable annuities decreased as market performance improved compared to prior year. In addition, universal life and variable universal life amortization decreased as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales have begun to amortize.

Operating expenses decreased $16.0 million to $58.9 million for the quarter ended June 30, 2011, compared to $74.9 million for the quarter ended June 30, 2010. The decrease in operating expenses was a result of a non-recurring $10.5 million charge related to a renegotiated 2008 life reinsurance contract that increased expense during the quarter ended June 30, 2010, as well as lower employee-related expenses and lower compensation and other expenses related to Saybrus during the quarter ended June 30, 2011.

Net realized investment gains of $3.1 million were recognized during the quarter ended June 30, 2011 compared to $30.5 million during the quarter ended June 30, 2010. Transaction related gains declined $19.4 million to $4.4 million as of June 30, 2011 compared to $23.8 million as of June 30, 2010. In addition, derivative assets and liabilities declined $19.4 million with $0.3 million in realized gains as of June 30, 2011 compared to $19.7 million as of June 30, 2010. This was primarily attributable to our net embedded derivatives associated with our variable annuity guarantees which declined $16.9 million to a gain of $1.4 million as of June 30, 2011 compared to $18.3 million as of June 30, 2010. Of this decline in results related to net embedded derivatives, $24.4 million was associated with the non-performance risk factor. Partially offsetting these declines was an improvement of $9.4 million in impairment losses.

Premium revenue declined as a result of lower renewal premiums in the closed block. The Company has not pursued significant new product development for its life insurance line.

The Company recorded an income tax expense of $9.4 million to continuing operations as of June 30, 2011 compared to an income tax benefit of $0.2 million as of June 30, 2011. The increase was driven by current period alternative minimum tax expense. The Company established an offsetting deferred tax asset for alternative minimum tax credits which, in turn, was offset by an equal increase in the valuation allowance.

A net loss from discontinued operations of $0.7 million was recognized during the three months ended June 30, 2011 which primarily consisted of legal fees associated with our indemnification of Tiptree in accordance with the PFG definitive sales agreement. Net income from discontinued operations of $15.1 million during the three months ended June 30, 2010 reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in 2009. See Note 16 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

Six months ended June 30, 2011 vs. June 30, 2010

Net income from continuing operations for the six months ended June 30, 2011 was $0.5 million, or $0.01 per share, compared $9.2 million, or $0.08 per share for the six months ended June 30, 2010. The decrease in results from continuing operations reflects increase in net realized investment losses, lower premiums and an increase in income taxes. These declines were partially offset by lower operating expenses, policy benefits, policyholder dividends and policy acquisition cost amortization.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of June 30, 2011, our general account held debt securities with a carrying value of $11,401.9 million, representing 77.9% of total general account investments. Public debt securities represented 71.4% of total debt securities, with the remaining 28.6% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2011	2010	2011	2010	2011	2010

1	AAA/AA/A	$6,668.8	$6,408.9	$5,209.3	$5,029.1	$1,459.5	$1,379.8
2	BBB	3,767.4	3,531.7	2,297.3	2,069.2	1,470.1	1,462.5
Total investment grade		10,436.2	9,940.6	7,506.6	7,098.3	2,929.6	2,842.3
3	BB	525.6	472.2	404.9	347.4	120.7	124.8
4	B	251.0	265.8	136.8	145.6	114.2	120.2
5	CCC and lower	120.9	149.7	50.5	68.4	70.4	81.3
6	In or near default	68.2	65.5	39.7	39.3	28.5	26.2
Total debt securities		$11,401.9	$10,893.8	$8,138.5	$7,699.0	$3,263.4	$3,194.8

Debt Securities by Type:	As of June 30, 2011
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$696.7	$656.5	$46.2	$(6.0)	$40.2
State and political subdivision	210.8	205.0	9.0	(3.2)	5.8
Foreign government	195.0	173.4	21.6	—	21.6
Corporate	6,295.1	5,926.7	470.3	(101.9)	368.4
CMBS	1,165.6	1,132.4	52.6	(19.4)	33.2
RMBS	2,032.1	2,050.3	54.1	(72.3)	(18.2)
CDO/CLO	237.5	275.7	4.4	(42.6)	(38.2)
Other asset-backed	569.1	566.0	8.5	(5.4)	3.1
Total debt securities	$11,401.9	$10,986.0	$472.3	$(56.4)	$415.9
Debt securities outside closed block:
Unrealized gains	$3,787.5	$3,566.4	$221.1	$—	$221.1
Unrealized losses	1,228.3	1,395.1	—	(166.8)	(166.8)
Total outside the closed block	5,015.8	4,961.5	221.1	(166.8)	54.3
Debt securities in closed block:
Unrealized gains	5,392.2	4,946.6	445.6	—	445.6
Unrealized losses	993.9	1,077.9	—	(84.0)	(84.0)
Total in the closed block	6,386.1	6,024.5	445.6	(84.0)	361.6
Total debt securities	$11,401.9	$10,986.0	$666.7	$(250.8)	$415.9

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of June 30, 2011 in our debt securities portfolio were banking (6.4%), electric utilities (5.2%), insurance (3.8%), oil (3.4%) and diversified financial services (2.8%).

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

Most of our RMBS portfolio is highly rated. As of June 30, 2011, 80.8% of the total residential portfolio was rated AAA or AA. We have $534.1 million of prime exposure, $316.0 million of Alt-A exposure and $189.2 million of sub-prime exposure, which combined amount to 7.1% of our general account. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 47.5% being AAA rated and another 21.9% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the six months ended June 30, 2011 totaled $4.0 million. These impairments consist of $0.5 million from prime, $1.3 million from Alt-A and $2.2 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of June 30, 2011
	Carrying	Market	% General					BB and	% Closed
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$950.1	$992.8	6.7%	100.0%	0.0%	0.0%	0.0%	0.0%	60.1%
Prime	541.1	534.1	3.6%	45.9%	12.3%	9.8%	5.5%	26.5%	38.9%
Alt-A	348.4	316.0	2.2%	44.9%	17.8%	6.1%	1.3%	29.9%	29.2%
Sub-prime	210.7	189.2	1.3%	56.4%	17.9%	0.0%	7.3%	18.4%	12.7%
Total	$2,050.3	$2,032.1	13.8%	73.1%	7.7%	3.5%	2.3%	13.4%	45.3%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$241.0	$244.9	1.7%	0.0%	0.0%	4.2%	8.7%	34.5%	52.6%
AA	67.0	65.9	0.4%	0.0%	2.3%	23.8%	7.0%	18.2%	48.7%
A	50.7	52.3	0.3%	0.0%	0.0%	0.0%	12.5%	87.0%	0.5%
BBB	29.8	29.3	0.2%	0.0%	0.0%	0.0%	52.6%	31.9%	15.5%
BB and Below	152.6	141.7	1.0%	0.0%	7.1%	40.7%	44.5%	6.1%	1.6%
Total	$541.1	$534.1	3.6%	0.0%	2.1%	15.6%	20.8%	30.0%	31.5%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$148.8	$141.8	1.0%	0.0%	0.0%	0.0%	6.1%	70.3%	23.6%
AA	64.8	56.4	0.4%	0.0%	0.0%	55.2%	15.1%	11.5%	18.2%
A	19.5	19.2	0.1%	0.0%	0.0%	0.0%	83.6%	0.5%	15.9%
BBB	4.9	4.1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BB and Below	110.4	94.5	0.7%	0.0%	5.2%	18.4%	41.6%	33.7%	1.1%
Total	$348.4	$316.0	2.2%	0.0%	1.6%	15.3%	23.0%	43.7%	16.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 and
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$110.0	$106.8	0.7%	11.2%	11.6%	4.2%	29.8%	29.7%	13.5%
AA	35.1	33.9	0.2%	0.0%	0.0%	0.0%	86.2%	0.0%	13.8%
A	0.0	0.0	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	14.7	13.7	0.1%	0.0%	0.0%	6.6%	43.5%	26.5%	23.4%
BB and Below	50.9	34.8	0.3%	0.0%	46.1%	29.9%	14.2%	0.0%	9.8%
Total	$210.7	$189.2	1.3%	6.3%	15.0%	8.4%	38.0%	18.7%	13.6%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$857.5	$901.0	6.1%	9.8%	4.0%	12.1%	9.6%	64.5%	62.5%
AA	140.0	139.1	0.9%	8.4%	11.1%	15.3%	18.3%	46.9%	46.3%
A	92.7	93.0	0.6%	50.6%	5.7%	15.1%	0.0%	28.6%	39.8%
BBB	30.0	26.2	0.2%	0.0%	47.7%	12.1%	40.2%	0.0%	16.1%
BB and Below	66.1	43.9	0.3%	21.7%	11.2%	12.7%	28.0%	26.4%	39.4%
Total	$1,186.3	$1,203.2	8.1%	13.0%	6.2%	12.7%	11.2%	56.9%	57.0%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $53.9 million and $37.6 million, respectively.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Total other-than-temporary debt impairment losses	$(6.6)	$(23.6)	$(14.0)	$(54.7)
Portion of loss recognized in OCI	3.6	11.4	5.3	28.3
Net debt impairment losses recognized in earnings	$(3.0)	$(12.2)	$(8.7)	$(26.4)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.2)	(1.7)	(4.6)	(3.6)
CMBS	—	(0.7)	—	(2.0)
RMBS	(2.7)	(4.3)	(4.0)	(9.8)
CDO/CLO	—	(3.4)	—	(8.9)
Other asset-backed	(0.1)	(2.1)	(0.1)	(2.1)
Net debt security impairments	(3.0)	(12.2)	(8.7)	(26.4)
Equity security impairments	—	(0.2)	—	(0.5)
Other investments impairments	—	—	—	—
Impairment losses	(3.0)	(12.4)	(8.7)	(26.9)
Debt security transaction gains	5.5	23.2	9.4	46.1
Debt security transaction losses	(1.2)	(2.2)	(3.1)	(7.2)
Equity security transaction gains	0.1	—	0.1	—
Equity security transaction losses	—	—	—	—
Venture capital partnership transaction gains (losses)	—	—	—	—
Other investments transaction gains (losses)	—	2.8	(1.6)	(1.4)
Net transaction gains	4.4	23.8	4.8	37.5
Realized gains (losses) on fair value option investments	1.4	(0.6)	1.0	(0.4)
Realized gains (losses) on derivative assets and liabilities	0.3	19.7	(10.2)	23.3
Net realized investment gains (losses), excluding impairment losses	6.1	42.9	(4.4)	60.4
Net realized investment gains (losses), including impairment losses	$3.1	$30.5	$(13.1)	$33.5

Other-than-Temporary Impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in OCI. The non-credit related loss component is equal to the difference between the fair value of a security and its carrying value subsequent to impairment.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At June 30, 2011, this included debt securities with $54.0 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to access the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed income OTTIs recorded in the first half of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $3.0 million in the second quarter of 2011 and $12.2 million in the second quarter of 2010 and $8.7 million in the first half of 2011 and $26.4 million in the first half of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3.6 million in the second quarter of 2011 and $11.4 million in the second quarter of 2010 and $5.3 million in the first half of 2011 and $28.3 million in the first half of 2010.

In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

Balance, beginning of period	$(62.6)	$(56.6)	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(1.8)	(6.6)	(5.9)	(8.9)
Add: Credit losses on securities previously impaired(1)	(1.1)	(2.6)	(2.3)	(12.5)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	—	3.1	—
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(65.5)	$(65.8)	$(65.5)	$(65.8)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2011. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of June 30, 2011
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,456	1,038	2,362	785	1,094	253
Unrealized gains (losses)	$666.7	$(250.8)	$221.1	$(166.8)	$445.6	$(84.0)
Applicable policyholder dividend obligation (reduction)	445.6	(84.0)	—	—	445.6	(84.0)
Applicable deferred policy acquisition costs (benefit)	145.7	(97.1)	145.7	(97.1)	—	—
Applicable deferred income taxes (benefit)	26.4	(24.4)	26.4	(24.4)	—	—
Offsets to net unrealized gains (losses)	617.7	(205.5)	172.1	(121.5)	445.6	(84.0)
Unrealized gains (losses) after offsets	$49.0	$(45.3)	$49.0	$(45.3)	$—	$—
Net unrealized gains after offsets	$3.7		$3.7		$—

Equity securities
Number of positions	56	10	35	4	21	6
Unrealized gains (losses)	$16.7	$(1.8)	$10.7	$(0.2)	$6.0	$(1.6)
Applicable policyholder dividend obligation (reduction)	6.0	(1.6)	—	—	6.0	(1.6)
Applicable deferred income taxes (benefit)	3.7	(0.1)	3.7	(0.1)	—	—
Offsets to net unrealized gains (losses)	9.7	(1.7)	3.7	(0.1)	6.0	(1.6)
Unrealized gains (losses) after offsets	$7.0	$(0.1)	$7.0	$(0.1)	$—	$—
Net unrealized gains after offsets	$6.9		$6.9		$—

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(18.8)	(18.7)
RMBS	(76.1)	(72.2)
CDO/CLO	(14.6)	(19.9)
Other asset-backed	—	—
Total fixed maturity non-credit OTTI losses in AOCI	$(115.2)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of June 30, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,228.3	$318.1	$200.5	$709.7
Total amortized cost	1,395.1	323.2	207.6	864.3
Unrealized losses	$(166.8)	$(5.1)	$(7.1)	$(154.6)
Unrealized losses after offsets	$(45.3)	$(2.4)	$(2.6)	$(40.3)
Number of securities	785	203	149	433

Investment grade:
Unrealized losses	$(65.9)	$(3.9)	$(5.6)	$(56.4)
Unrealized losses after offsets	$(20.4)	$(1.8)	$(2.1)	$(16.5)

Below investment grade:
Unrealized losses	$(100.9)	$(1.2)	$(1.6)	$(98.1)
Unrealized losses after offsets	$(24.9)	$(0.6)	$(0.5)	$(23.8)

Equity securities outside closed block
Unrealized losses	$(0.2)	$—	$—	$(0.2)
Unrealized losses after offsets	$(0.1)	$—	$—	$(0.1)
Number of securities	4	—	3	1

For debt securities outside of the closed block with gross unrealized losses, 45.0% of the unrealized losses after offsets pertain to investment grade securities and 55.0% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(101.0)	$(7.7)	$(2.6)	$(90.7)
Unrealized losses over 20% of cost after offsets	$(24.3)	$(2.5)	$(0.8)	$(21.0)
Number of securities	113	23	7	83

Investment grade:
Unrealized losses over 20% of cost	$(25.9)	$(4.2)	$(0.9)	$(20.8)
Unrealized losses over 20% of cost after offsets	$(7.4)	$(1.4)	$(0.2)	$(5.8)

Below investment grade:
Unrealized losses over 20% of cost	$(75.1)	$(3.5)	$(1.7)	$(69.9)
Unrealized losses over 20% of cost after offsets	$(16.9)	$(1.1)	$(0.6)	$(15.2)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.2)	$—	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$(0.1)	$—	$—	$(0.1)
Number of securities	3	1	1	1

Duration of Gross Unrealized Losses on	As of June 30, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$993.9	$218.4	$183.5	$592.0
Total amortized cost	1,077.9	221.8	191.4	664.7
Unrealized losses	$(84.0)	$(3.4)	$(7.9)	$(72.7)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	253	62	45	146

Investment grade:
Unrealized losses	$(45.3)	$(2.5)	$(4.1)	$(38.7)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(38.7)	$(0.9)	$(3.8)	$(34.0)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(1.6)	$—	$(1.3)	$(0.3)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	6	—	4	2

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at June 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(28.9)	$(2.9)	$(5.3)	$(20.7)
Unrealized losses over 20% of cost after offsets	$–	$–	$–	$–
Number of securities	27	4	4	19

Investment grade:
Unrealized losses over 20% of cost	$(9.4)	$(0.7)	$(2.2)	$(6.5)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(19.5)	$(2.2)	$(3.1)	$(14.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(1.6)	$(1.3)	$(0.1)	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	5	2	2	1

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2011	2010	2011 vs. 2010
Continuing operations
Cash from (for) operating activities	$(77.9)	$(156.4)	$78.5	50%
Cash from (for) investing activities	(279.1)	29.4	(308.5)	NM
Cash from (for) financing activities	371.1	(5.8)	376.9	NM
	$14.1	$(132.8)	$146.9	110%

Discontinued operations
Cash from (for) operating activities	$1.8	$(1.3)	$3.1	NM
Cash from (for) investing activities	(2.7)	(3.6)	0.9	25%
	$(0.9)	$(4.9)	$4.0	82%

———————

Not meaningful (NM)

Six months ended June 30, 2011 vs. June 30, 2010

Continuing Operations

Cash used for operating activities declined $78.5 million, or 50%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This was primarily attributable to a $177.7 million decrease in policyholder benefits consistent with favorable mortality related to universal life blocks of business. Policyholder dividends paid declined as a result of the decrease in policyholder dividends in the closed block reflecting a change in the 2011 dividend scale. Also contributing to the decline in cash used for operating activities was a reduction in other operating expenses paid. Partially offsetting these improvements was an increase in commissions and other policy-related acquisition costs of $60.3 million attributable to sales of fixed indexed annuities during 2011. Investment income collected decreased by $47.0 million as a result lower distributions from other invested assets. Premiums collected declined $26.6 million as a result of lower renewal premiums in the closed block. In addition, fee income collected declined $14.0 million primarily as a result of the decline in the policies in force related to universal life and variable universal life. While operating cash flows remain negative as of June 30, 2011, this is primarily driven by cash surrenders of deposit-type contracts for which funds are readily available in segregated separate accounts or liquid general account assets.

Cash flows used for investing activities increased $308.5 million to cash outflows of $279.1 million during the six months ended June 30, 2011 compared to cash inflows of $29.4 million during the six months ended June 30, 2010. The primary driver of this fluctuation was a net increase in investment purchase activity as a result of increase in deposits related to fixed indexed annuities and lower investment sales activity as treasury rates have declined resulting in an increase in the value of fixed income securities. This was partially offset by change in policy loans of $34.7 million with net cash outflows during the six months ended June 30, 2011 compared to net cash inflows during the six months ended June 30, 2010 as a result of lower surrenders on the universal life block of business.

Cash flows associated with financing activities improved $376.9 million to cash inflows of $371.1 million during the six months ended June 30, 2011 compared to cash outflows of $5.8 million during the six months ended June 30, 2010. This improvement was primarily a result of increase in policyholder deposits primarily related to sales of fixed indexed annuities. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows outflows related to discontinued operations declined as a result of the sale of PFG in the second quarter of 2010.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $64.8 million in 2011. During the quarter ended June 30, 2011, Phoenix Life paid $25.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current year compared to a decline in the prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience future declines. As of June 30, 2011, we had $848.6 million of statutory surplus and asset valuation reserve (“AVR”) and our estimated RBC ratio was in excess of 300% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the six months ended June 30, 2011 and 2010 was $9.6 million and $9.6 million, respectively. As of June 30, 2011, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Aggregate life surrenders in 2010 were 8.0% of related reserves, but improved in the six months ended June 30, 2011, dropping to 6.6%. Cash, treasuries and agency mortgage-backed securities accounted for 6.3% of fixed income investments as of June 30, 2011, as compared to 8.5% at year end 2010. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

The financial strength and debt ratings as of June 30, 2011 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2011	2010	2011 vs. 2010
ASSETS
Available-for-sale debt securities, at fair value	$11,401.9	$10,893.8	$508.1	5%
Available-for-sale equity securities, at fair value	48.5	47.5	1.0	2%
Venture capital partnerships, at equity in net assets	228.4	220.0	8.4	4%
Policy loans, at unpaid principal balances	2,365.0	2,386.5	(21.5)	(1%)
Other investments	500.3	516.9	(16.6)	(3%)
Fair value option investments	93.3	102.1	(8.8)	(9%)
Total investments	14,637.4	14,166.8	470.6	3%
Cash and cash equivalents	135.1	121.9	13.2	11%
Accrued investment income	180.7	169.5	11.2	7%
Receivables	432.5	405.7	26.8	7%
Deferred policy acquisition costs	1,358.9	1,444.3	(85.4)	(6%)
Deferred income taxes	88.7	116.4	(27.7)	(24%)
Other assets	154.3	180.5	(26.2)	(15%)
Discontinued operations assets	53.4	60.4	(7.0)	(12%)
Separate account assets	4,336.3	4,416.8	80.5	2%
Total assets	$21,377.3	$21,082.3	$295.0	1%

LIABILITIES
Policy liabilities and accruals	$12,975.0	$12,992.5	$(17.5)	0%
Policyholder deposit funds	1,860.6	1,494.1	366.5	25%
Indebtedness	427.7	427.7	—	0%
Other liabilities	569.0	546.3	22.7	4%
Discontinued operations liabilities	45.6	49.4	(3.8)	(8%)
Separate account liabilities	4,336.3	4,416.8	(80.5)	(2%)
Total liabilities	20,214.2	19,926.8	287.4	1%

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,633.7	2,632.3	1.4	0%
Accumulated deficit	(1,165.2)	(1,163.5)	(1.7)	0%
Accumulated other comprehensive loss	(125.9)	(133.8)	7.9	6%
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,163.1	1,155.5	7.6	1%
Total liabilities and stockholders’ equity	$21,377.3	$21,082.3	$295.0	1%

June 30, 2011 compared to December 31, 2010

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business as sales continue to increase. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates have declined.

Cash and cash equivalents increased as a result of an increase in investment purchases which settled subsequent to quarter end.

The increase in receivables is attributable to term reinsurance for which the ceded benefits are reflected as reinsurance receivables. This was partially offset by decline in reinsurance recoverables as claim payments were received from reinsurers.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30	Dec 31,	percentage change
($ in millions)	2011	2010	2011 vs. 2010

Variable universal life	$224.5	$238.5	$(14.0)	(6%)
Universal life	466.6	570.2	(103.6)	(18%)
Variable annuities	139.7	156.6	(16.9)	(11%)
Fixed annuities	91.5	33.5	58.0	173%
Traditional life	436.6	445.5	(8.9)	(2%)
Total deferred policy acquisition costs	$1,358.9	$1,444.3	$(85.4)	(6%)

Deferred policy acquisition costs decreased primarily as a result of amortization for the six months ended June 30, 2011. Amortization was partially offset by increase in deferred expenses related to sales of our fixed indexed annuities.

The decrease in the deferred tax asset was primarily driven by a decrease in unrealized losses related to the available-for-sale debt securities.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased as a result of continued sales growth in the annuity product line, primarily attributable to sales of fixed indexed annuities, as well as positive market performance.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Deposits	$191.3	$26.8	$396.6	$46.1
Performance and interest credited	50.5	(208.0)	211.9	(82.2)
Fees	(14.2)	(14.0)	(28.6)	(28.6)
Benefits and surrenders	(139.6)	(141.9)	(291.5)	(281.9)
Change in funds on deposit	88.0	(337.1)	288.4	(346.6)
Funds on deposit, beginning of period	4,283.7	3,994.4	4,083.3	4,003.9
Annuity funds on deposit, end of period	$4,371.7	$3,657.3	$4,371.7	$3,657.3

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Annuity funds on deposit increased $88.0 million and $288.4 million during the three and six months ended June 30, 2011. The primary drivers of the increase in funds during 2011 were significant deposits received as a result of continued sales growth in the annuity product line, primarily attributable to sales of fixed indexed annuities, and positive market performance and interest credited, which includes bonuses paid on new policies.

During the three and six months ended June 30, 2010, annuity funds on deposit declined by $337.1 million and $346.6 million, respectively. These declines reflect negative fund performance and benefits and surrenders. While these were partially offset by deposits, sales were low as the fixed indexed annuity product was just beginning to gain traction in the market.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Deposits	$22.9	$27.6	$47.4	$56.3
Performance and interest credited	9.0	(81.5)	61.9	(39.9)
Fees and cost of insurance	(20.9)	(22.5)	(42.4)	(45.0)
Benefits and surrenders	(34.8)	(43.1)	(81.5)	(91.5)
Change in funds on deposit	(23.8)	(119.5)	(14.6)	(120.1)
Funds on deposit, beginning of period	1,160.8	1,167.9	1,151.6	1,168.5
Variable universal life funds on deposit, end of period	$1,137.0	$1,048.4	$1,137.0	$1,048.4

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

For the three and six months ended June 30, 2011, variable universal life funds on deposit decreased $23.8 million and $14.6 million, respectively. This compared to decreases of $119.5 million and $120.1 million during the three and six months ended June 30, 2010. The decline in funds on deposit during 2011 were lower than 2010 as a result of stronger equity markets while deposits, fees and cost of insurance, and benefits and surrenders remained relatively stable.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2011	2010	2011	2010

Deposits	$100.6	$75.1	$190.8	$159.4
Interest credited	20.5	21.5	40.8	44.6
Fees and cost of insurance	(103.2)	(105.5)	(206.5)	(215.9)
Benefits and surrenders	(30.1)	(42.0)	(60.5)	(87.4)
Change in funds on deposit	(12.2)	(50.9)	(35.4)	(99.3)
Funds on deposit, beginning of period	1,895.7	2,032.3	1,918.9	2,080.7
Universal life funds on deposit, end of period	$1,883.5	$1,981.4	$1,883.5	$1,981.4

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Universal life funds on deposit decreased $12.2 million and $50.9 million during the three months ended June 30, 2011 and 2010. This compared to decreases of $35.4 million and $99.3 million during the six months ended June 30, 2010. The declines were lower in the first half of 2011 compared to the first half of 2010 as a result of the increase in deposits and the reduction in fees and cost of insurance and benefits and surrenders.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2011, the Company had unfunded commitments of $231.3 million under such agreements, of which $72.8 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2011, the Company had open commitments of $51.3 million under such agreements which are expected to be funded by December 31, 2011.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of June 30, 2011, the Company has funded $1.1 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $4.4 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of June 30, 2011, the Company had ceded statutory reserves of $56.6 million and no reinsurance receivable balance as Scottish Re was current on all its obligations. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $763.2 million at December 31, 2010 to $848.6 million at June 30, 2011. The principal factor resulting in this increase was net gain from operations of $77.0 million.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2011, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2010 Annual Report on Form 10-K.

We made contributions to the IRS-qualified pension plan of $3.5 million in the first quarter of 2011 and $3.8 million in the second quarter of 2011. We made contributions totaling $25.7 million during 2010. Over the next six months, we expect to make additional contributions to the plans of approximately $10.1 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at June 30, 2011 in comparison to December 31, 2010.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2010 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our period reports under the Exchange Act.

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

Previously Identified Material Weakness

As disclosed in our 2010 Annual Report on Form 10-K, management concluded that, as of December 31, 2010, the Company had a material weakness in the operating effectiveness in its internal control over financial reporting related to the proper accounting for deferred income taxes. The Company’s review procedures failed to identify an error in the assumptions used in the model that assesses the level of the valuation allowance against the deferred tax asset. As a result, the Company recorded an adjustment to its deferred tax asset and OCI. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on criteria in Internal Control – Integrated Framework issued by the COSO.

Remediation Plan

Management plans to remediate this material weakness by ensuring the operating effectiveness of the review of the valuation allowance and recoverability of the recorded deferred tax asset. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial condition, liquidity or consolidated financial statements in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item 1A of our 2010 Annual Report on Form 10-K and Note 18 to our consolidated financial statements in this Form 10-Q for additional information.

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

[REMOVED AND RESERVED]

Item 5.

OTHER INFORMATION

(a)

Not applicable.

(b)

No material changes.

Item 6.

EXHIBITS

Exhibit

12	Ratio of Earnings to Fixed Charges

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by James D. Wehr, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

THE PHOENIX COMPANIES, INC.

Date: August 5, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer