Form 10-Q
period 2011-09-30
PHOENIX COMPANIES INC/DE
filed 2011-11-04
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

On October 31, 2011, the registrant had 116.3 million shares of common stock outstanding.

p2

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

September 30, 2011 (unaudited) and December 31, 2010

	Sept 30,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,163.6 and $10,627.7)	$11,676.3	$10,893.8
Available-for-sale equity securities, at fair value (cost of $33.4 and $28.7)	47.8	47.5
Venture capital partnerships, at equity in net assets	231.8	220.0
Policy loans, at unpaid principal balances	2,352.4	2,386.5
Other investments	549.7	516.9
Fair value option investments	88.2	102.1
Total investments	14,946.2	14,166.8
Cash and cash equivalents	148.8	121.9
Accrued investment income	203.8	169.5
Receivables	413.2	405.7
Deferred policy acquisition costs	1,330.3	1,444.3
Deferred income taxes	121.0	116.4
Other assets	150.6	180.5
Discontinued operations assets	54.9	60.4
Separate account assets	3,666.9	4,416.8
Total assets	$21,035.7	$21,082.3

LIABILITIES:
Policy liabilities and accruals	$12,978.8	$12,992.5
Policyholder deposit funds	2,156.5	1,494.1
Indebtedness	427.7	427.7
Other liabilities	517.7	546.3
Discontinued operations liabilities	47.1	49.4
Separate account liabilities	3,666.9	4,416.8
Total liabilities	19,794.7	19,926.8

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value: 116.3 million and 116.1 million shares outstanding	1.3	1.3
Additional paid-in capital	2,632.8	2,631.0
Accumulated deficit	(1,133.4)	(1,163.5)
Accumulated other comprehensive loss	(80.2)	(133.8)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,241.0	1,155.5
Total liabilities and stockholders’ equity	$21,035.7	$21,082.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Premiums	$117.4	$129.8	$337.7	$387.5
Fee income	147.6	157.9	456.0	476.1
Net investment income	201.0	194.3	612.6	615.7
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(31.0)	(25.0)	(45.0)	(80.2)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	22.6	13.1	27.9	41.4
Net OTTI losses recognized in earnings	(8.4)	(11.9)	(17.1)	(38.8)
Net realized investment gains (losses), excluding OTTI losses	14.5	(2.2)	10.1	58.2
Net realized investment gains (losses)	6.1	(14.1)	(7.0)	19.4
Total revenues	472.1	467.9	1,399.3	1,498.7

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	268.2	264.4	800.0	820.7
Policyholder dividends	51.5	64.7	188.7	224.9
Policy acquisition cost amortization	57.5	99.7	172.0	233.8
Interest expense on indebtedness	7.9	7.9	23.8	23.9
Other operating expenses	57.2	64.0	175.4	219.1
Total benefits and expenses	442.3	500.7	1,359.9	1,522.4
Income (loss) from continuing operations before income taxes	29.8	(32.8)	39.4	(23.7)
Income tax expense (benefit)	(6.7)	(7.7)	2.4	(7.8)
Income (loss) from continuing operations	36.5	(25.1)	37.0	(15.9)
Income (loss) from discontinued operations, net of income taxes	(4.7)	0.1	(6.9)	14.9
Net income (loss)	$31.8	$(25.0)	$30.1	$(1.0)

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$0.31	$(0.22)	$0.32	$(0.14)
Earnings (loss) from continuing operations – diluted	$0.31	$(0.22)	$0.32	$(0.14)
Earnings (loss) from discontinued operations – basic	$(0.04)	$0.00	$(0.06)	$0.13
Earnings (loss) from discontinued operations – diluted	$(0.04)	$0.00	$(0.06)	$0.13
Net earnings (loss) – basic	$0.27	$(0.22)	$0.26	$(0.01)
Net earnings (loss) – diluted	$0.27	$(0.22)	$0.26	$(0.01)
Basic weighted-average common shares outstanding (in thousands)	116,870	116,258	116,794	116,265
Diluted weighted-average common shares outstanding (in thousands)	117,110	116,258	116,981	116,265

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$31.8	$(25.0)	$30.1	$(1.0)
Net unrealized investment gains (losses)	59.8	(51.0)	68.2	104.0
Non-credit portion of OTTI losses recognized in OCI	(14.7)	(8.5)	(18.1)	(26.9)
Net unrealized other gains (losses)	(0.1)	1.2	3.6	11.3
Net unrealized derivative instruments gains (losses)	0.7	(3.5)	(0.1)	(0.1)
Other comprehensive income (loss)	45.7	(61.8)	53.6	88.3
Comprehensive income (loss)	$77.5	$(86.8)	$83.7	$87.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Premiums collected	$334.5	$394.0
Fee income collected	442.4	462.3
Investment income collected	544.0	596.5
Policy benefits paid, excluding policyholder dividends	(969.9)	(1,237.7)
Policyholder dividends paid	(182.5)	(228.6)
Policy acquisition costs paid	(104.4)	(8.4)
Interest expense on indebtedness paid	(23.0)	(23.0)
Other operating expenses paid	(173.6)	(189.0)
Income taxes paid	(6.2)	(0.7)
Cash for continuing operations	(138.7)	(234.6)
Discontinued operations, net	(0.7)	(4.4)
Cash for operating activities	(139.4)	(239.0)

INVESTING ACTIVITIES:
Investment purchases	(5,017.7)	(5,027.3)
Investment sales, repayments and maturities	4,540.3	5,150.6
Policy loan repayments, net	34.1	11.5
Premises and equipment additions	(3.4)	(4.4)
Proceeds from sale of subsidiary	—	28.5
Discontinued operations, net	(4.9)	(1.2)
Cash from (for) investing activities	(451.6)	157.7

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,068.6	579.5
Policyholder deposit fund withdrawals	(450.7)	(546.6)
Non-controlling interest	—	0.5
Indebtedness repayments	—	(0.2)
Cash from financing activities	617.9	33.2
Change in cash and cash equivalents	26.9	(48.1)
Cash and cash equivalents, beginning of period	121.9	256.7
Cash and cash equivalents, end of period	$148.8	$208.6

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.0 million as of September 30, 2011. There was no cash pledged as collateral as of September 30, 2010.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30
	2011	2010
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,631.0	$2,627.3
Issuance of shares and compensation expense on stock compensation awards	1.8	2.7
Balance, end of period	$2,632.8	$2,630.0

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,163.5)	$(1,146.7)
Adjustment for initial application of accounting changes	—	(4.2)
Net income (loss)	30.1	(1.0)
Balance, end of period	$(1,133.4)	$(1,151.9)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(133.8)	$(171.3)
Adjustment for initial application of accounting changes	—	1.7
Other comprehensive income	53.6	88.3
Balance, end of period	$(80.2)	$(81.3)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,155.5	$1,131.1
Change in stockholders’ equity	85.5	87.5
Stockholders’ equity, end of period	$1,241.0	$1,218.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

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

The Company is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life and PHL Variable Insurance Company (“PHL Variable”). We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. In addition, our distribution company, Saybrus Partners, Inc. (“Saybrus”), provides consultation services to partner companies as well as distribution support for the Phoenix Life and PHL Variable product lines.

After PNX experienced downgrades to its ratings and lost several key distributors in the first quarter of 2009, the Company repositioned its product line and began establishing new distribution relationships. In 2010, the Company was able to grow sales in its repositioned annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations. That trend has continued through the first three quarters of 2011.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our interim consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the consolidated financial statements included in our 2010 Annual Report on Form 10-K. Financial results for the three and nine months ended September 30, 2011 are not necessarily indicative of full year results.

Revisions to Prior Periods

Other comprehensive income (“OCI”) and accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2010 have been revised to reflect the impact of a correction of an error in the determination of the valuation allowance recorded on the deferred tax asset related to unrealized losses on investments. There were no impacts to net loss or earnings per share. This error was detected during the preparation of the consolidated financial statements for the year ended December 31, 2010. See Note 28 to our consolidated financial statements in our Annual Report on Form 10-K for additional information.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In preparing the consolidated financial statements for the quarter ended June 30, 2011, the Company identified an error in the historical presentation of ceded premiums related to certain reinsurance contracts within the closed block. We evaluated the error and determined that it was not material to prior period financial statements; however, prior period financial statements have been revised. The table below presents quarterly and annual information revised for this error. The adjustments reflect the change in classification of ceded premiums which resulted in a reduction of policy benefits, excluding policyholder dividends, and premiums. There was no impact to net income/loss, OCI or earnings per share. It should also be noted that in the consolidated statement of cash flows, premiums collected and policy benefits paid each were reduced by $21.5 million, $24.8 million and $25.3 million for the three months ended March 31, 2011, 2010 and 2009, $49.5 million and $50.5 million for the six months ended June 30, 2010 and 2009, $73.8 million and $75.0 million for the nine months ended September 30, 2010 and 2009 and $98.6 million and $100.3 million for the years ended December 31, 2010 and 2009. There was no impact to total cash flows from operating activities. The accompanying notes to the consolidated financial statements were revised to reflect this corrected presentation, specifically the closed block income statement as disclosed in Note 4 and Life and Annuity total revenues as disclosed in Note 15.

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

Accounting standards not yet adopted

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. In addition, the amended guidance will require consecutive presentation of the statement of net income and OCI. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our consolidated financial statements.

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

3.

Business Combinations and Dispositions

Goodwin Capital Advisers, Inc.

On September 14, 2011, we entered into a definitive agreement to sell Goodwin Capital Advisers, Inc. (“Goodwin”) to Conning Holdings Corp. (“Conning Holdings”). Also, on September 14, 2011, we entered into multi-year investment management agreements with Conning, Inc. (“Conning”) under which Conning will manage the Company’s publicly-traded fixed income assets. Because of the ongoing cash flows associated with the investment management agreements, these operations have been classified as held for sale within continuing operations. The classification as held for sale is not material to the presentation of the consolidated balance sheets.

Private placement and limited partnership portfolios previously managed under Goodwin will continue to be managed by Phoenix under its subsidiary, Phoenix Life. We expect the transaction to close in the fourth quarter of 2011.

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

3.

Business Combinations and Dispositions (continued)

Phoenix Life and Reassurance Company of New York

Included within the January 4, 2010 agreement with Tiptree was a provision for the purchase of Phoenix Life and Reassurance Company of New York (“PLARNY”) pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at September 30, 2011 and December 31, 2010. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities:	Sept 30,	Dec 31,
($ in millions)	2011	2010	Inception

Debt securities	$6,395.6	$6,385.4	$4,773.1
Equity securities	19.1	19.6	—
Mortgage loans	2.9	4.1	399.0
Venture capital partnerships	221.6	210.0	—
Policy loans	1,289.4	1,340.8	1,380.0
Other investments	130.3	125.5	—
Fair value option investments	10.8	16.0	—
Total closed block investments	8,069.7	8,101.4	6,552.1
Cash and cash equivalents	13.8	7.1	—
Accrued investment income	97.7	97.2	106.8
Receivables	53.0	62.5	35.2
Deferred income taxes	232.8	236.2	389.4
Other closed block assets	12.6	17.8	6.2
Total closed block assets	8,479.6	8,522.2	7,089.7
Policy liabilities and accruals	8,701.3	8,903.5	8,301.7
Policyholder dividends payable	261.5	263.3	325.1
Policy dividend obligation	499.9	339.0	—
Other closed block liabilities	50.4	73.6	12.3
Total closed block liabilities	9,513.1	9,579.4	8,639.1
Excess of closed block liabilities over closed block assets	$1,033.5	$1,057.2	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligations:	from	September 30,
($ in millions)	Inception	2011	2010

Closed block revenues
Premiums	$9,853.8	$312.8	$365.8
Net investment income	6,268.3	345.1	368.9
Net realized investment gains (losses)	(236.5)	(1.5)	8.7
Total revenues	15,885.6	656.4	743.4
Policy benefits, excluding dividends	10,887.2	427.8	467.9
Other operating expenses	102.7	4.4	9.9
Total benefits and expenses, excluding policyholder dividends	10,989.9	432.2	477.8
Closed block contribution to income before dividends and income taxes	4,895.7	224.2	265.6
Policyholder dividends	4,072.3	188.3	224.6
Closed block contribution to income before income taxes	823.4	35.9	41.0
Applicable income tax expense	286.4	12.4	14.2
Closed block contribution to income	$537.0	$23.5	$26.8

Policyholder dividend obligation
Policyholder dividends provided through earnings	$4,125.6	$188.3	$219.5
Policyholder dividends provided through OCI	440.2	152.8	457.9
Additions to policyholder dividend liabilities	4,565.8	341.1	677.4
Policyholder dividends paid	(4,129.5)	(182.0)	(223.1)
Increase in policyholder dividend liabilities	436.3	159.1	454.3
Policyholder dividend liabilities, beginning of period	325.1	602.3	297.8
Policyholder dividend liabilities, end of period	761.4	761.4	752.1
Policyholder dividends payable, end of period	(261.5)	(261.5)	(294.8)
Policyholder dividend obligation, end of period	$499.9	$499.9	$457.3

As of September 30, 2011, the policyholder dividend obligation includes approximately $59.7 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. The policyholder dividend obligation also includes $440.2 million of net unrealized gains on investments supporting the closed block liabilities.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Policy acquisition costs deferred	$40.6	$4.9	$104.4	$8.4
Costs amortized to expenses:
Recurring costs	(57.0)	(100.0)	(171.2)	(234.3)
Realized investment gains (losses)	(0.5)	0.3	(0.8)	0.5
Offsets to net unrealized investment gains or losses included in AOCI(1)	(11.7)	(69.9)	(46.4)	(217.3)
Cumulative effect of adoption of new guidance	—	(1.6)	—	(1.6)
Change in deferred policy acquisition costs	(28.6)	(166.3)	(114.0)	(444.3)
Deferred policy acquisition costs, beginning of period	1,358.9	1,638.0	1,444.3	1,916.0
Deferred policy acquisition costs, end of period	$1,330.3	$1,471.7	$1,330.3	$1,471.7

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

5.

Deferred Policy Acquisition Costs (continued)

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of extensive actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed regularly based on our current best estimates of future events.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. In the third quarter, we conducted a comprehensive assumption review. We revised our assumptions to reflect our current best estimates, thereby changing our estimates of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset was adjusted, a process known as “unlocking,” with an offsetting benefit or charge to income.

Upon completion of a study during the third quarter of 2011, we updated our best estimate assumptions used to project EGPs in the deferred policy acquisition cost amortization schedules. Major projection assumptions included policy maintenance expenses, investment income, fees, reinsurance recapture, lapses and premium persistency. In our review, to develop the best estimate for these assumptions, we examined our own experience, industry studies and market conditions. Assumption changes resulted in an overall decrease in deferred policy acquisition cost amortization of $2.9 million, which included a decrease of $35.8 million for universal life policies from higher expected fees. It also included an increase of $34.0 million for universal life policies from lower premium persistency. Overall, the amortization decreased by $4.9 million and $4.1 million, respectively, for traditional life and universal life, and amortization increased by $4.8 million and $1.3 million, respectively, for variable universal life and annuities.

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

6.

Investing Activities

Debt and equity securities

We invest in a variety of debt and equity securities for the general account portfolio of our insurance subsidiaries. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost or the securities in our portfolio.

6.

Investing Activities (continued)

Fair Value and Cost of	September 30, 2011		December 31, 2010
General Account Securities:	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$849.4	$772.2	$762.3	$726.8
State and political subdivision	219.5	202.5	218.7	217.7
Foreign government	194.3	176.4	170.5	150.8
Corporate	6,389.7	5,976.0	5,917.6	5,637.7
Commercial mortgage-backed (“CMBS”)	1,165.2	1,141.4	1,148.4	1,124.5
Residential mortgage-backed (“RMBS”)	2,099.3	2,093.7	1,994.7	2,039.7
CDO/CLO	223.4	271.1	251.6	299.5
Other asset-backed	535.5	530.3	430.0	431.0
Available-for-sale debt securities	$11,676.3	$11,163.6	$10,893.8	$10,627.7

Amounts applicable to the closed block	$6,395.6	$5,959.5	$6,385.4	$6,106.0

Available-for-sale equity securities	$47.8	$33.4	$47.5	$28.7

Amounts applicable to the closed block	$19.1	$15.1	$19.6	$11.9

Gross Unrealized Gains and Losses from	September 30, 2011		December 31, 2010
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)
U.S. government and agency	$81.6	$(4.4)	$43.0	$(7.5)
State and political subdivision	19.9	(2.9)	5.5	(4.5)
Foreign government	18.6	(0.7)	20.1	(0.4)
Corporate	584.1	(170.4)	418.0	(138.1)
CMBS	47.8	(24.0)	49.4	(25.5)
RMBS	89.2	(83.6)	45.5	(90.5)
CDO/CLO	3.1	(50.8)	7.7	(55.6)
Other asset-backed	11.9	(6.7)	7.8	(8.8)
Debt securities unrealized gains (losses)	$856.2	$(343.5)	$597.0	$(330.9)
Debt securities net unrealized gains	$512.7		$266.1

Equity securities unrealized gains (losses)	$17.0	$(2.6)	$19.5	$(0.7)
Equity securities net unrealized gains	$14.4		$18.8

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(25.5)	(18.7)
RMBS	(83.8)	(72.2)
CDO/CLO	(22.6)	(19.9)
Other asset-backed	—	—
Total fixed maturity non-credit OTTI losses in AOCI	$(137.6)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of September 30, 2011
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$—	$—	$42.1	$(4.4)	$42.1	$(4.4)
State and political subdivision	8.7	(0.4)	6.6	(2.5)	15.3	(2.9)
Foreign government	20.6	(0.7)	—	—	20.6	(0.7)
Corporate	477.3	(32.1)	500.7	(138.3)	978.0	(170.4)
CMBS	170.4	(5.6)	62.4	(18.4)	232.8	(24.0)
RMBS	262.8	(9.4)	378.7	(74.2)	641.5	(83.6)
CDO/CLO	17.3	(0.3)	168.2	(50.5)	185.5	(50.8)
Other asset-backed	129.5	(2.7)	48.1	(4.0)	177.6	(6.7)
Debt securities	$1,086.6	$(51.2)	$1,206.8	$(292.3)	$2,293.4	$(343.5)
Equity securities	1.4	(0.5)	3.6	(2.1)	5.0	(2.6)
Total temporarily impaired securities	$1,088.0	$(51.7)	$1,210.4	$(294.4)	$2,298.4	$(346.1)

Amounts inside the closed block	$452.3	$(24.7)	$548.4	$(103.9)	$1,000.7	$(128.6)

Amounts outside the closed block	$635.7	$(27.0)	$662.0	$(190.5)	$1,297.7	$(217.5)

Amounts outside the closed block that are below investment grade	$78.8	$(5.6)	$232.9	$(116.5)	$311.7	$(122.1)

Number of securities		605		587		1,192

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $103.8 million at September 30, 2011. Of this amount, $81.0 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $34.9 million at September 30, 2011. Of this amount, $14.9 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at September 30, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

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

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $99.7 million at December 31, 2010. Of this amount, $90.9 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $31.3 million at December 31, 2010. Of this amount, $23.1 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Maturities of General Account Debt Securities:	As of September 30, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$557.2	$553.0
Due after one year through five years	2,216.5	2,074.7
Due after five years through ten years	2,257.9	2,094.8
Due after ten years	2,621.3	2,404.6
CMBS/RMBS/ABS/CDO/CLO	4,023.4	4,036.5
Total	$11,676.3	$11,163.6

The maturities of general account debt securities, as of September 30, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

6.

Investing Activities (continued)

Other-than-temporary impairments

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in OCI. For these securities the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At September 30, 2011, this included debt securities with $209.0 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Fixed income OTTIs recorded in the first nine months of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $8.4 million in the third quarter of 2011 and $11.8 million in the third quarter of 2010 and $17.1 million in the first nine months of 2011 and $38.2 million in the first nine months of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $22.6 million in the third quarter of 2011 and $13.1 million in the third quarter of 2010 and $27.9 million in the first nine months of 2011 and $41.4 million in the first nine months of 2010.

6.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Balance, beginning of period	$(65.5)	$(65.8)	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(3.0)	(6.9)	(8.9)	(15.8)
Add: Credit losses on securities previously impaired(1)	(2.8)	(3.1)	(5.1)	(15.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	4.0	1.1	7.1	1.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(67.3)	$(74.7)	$(67.3)	$(74.7)

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

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Contributions	$7.3	$8.2	$19.7	$21.8
Equity in earnings (loss) of partnerships	1.2	(2.3)	12.1	14.8
Distributions	(5.1)	(3.9)	(20.0)	(16.3)
Change in venture capital partnerships	3.4	2.0	11.8	20.3
Venture capital partnership investments, beginning of period	228.4	206.9	220.0	188.6
Venture capital partnership investments, end of period	$231.8	$208.9	$231.8	$208.9

Amounts applicable to the closed block	$221.6	$199.4	$221.6	$199.4

Other investments

Other Investments:	Sept 30,	Dec 31,
($ in millions)	2011	2010

Transportation and other equipment leases	$26.4	$28.1
Mezzanine partnerships	182.3	187.5
Affordable housing partnerships	5.0	6.3
Derivative instruments (Note 9)	171.3	136.9
Real estate	2.2	2.3
Other partnership interests(1)	138.8	123.6
Other interests	20.8	28.1
Mortgage loans	2.9	4.1
Other investments	$549.7	$516.9

Amounts applicable to the closed block	$133.2	$129.6

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Debt securities	$157.4	$147.2	$460.4	$451.8
Equity securities	0.5	—	1.1	0.7
Venture capital partnerships	1.2	(2.4)	12.2	14.8
Policy loans	42.5	43.0	128.1	128.5
Other investments	3.9	9.5	16.7	28.7
Fair value option investments	(2.2)	(0.7)	—	0.2
Other income	0.2	0.4	0.8	1.3
Cash and cash equivalents	—	—	—	0.1
Total investment income	203.5	197.0	619.3	626.1
Less: Discontinued operations	0.5	0.8	1.5	4.4
Less: Investment expenses	2.0	1.9	5.2	6.0
Net investment income	$201.0	$194.3	$612.6	$615.7

Amounts applicable to the closed block	$109.5	$114.8	$345.1	$368.9

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Total other-than-temporary debt impairment losses	$(31.0)	$(24.9)	$(45.0)	$(79.6)
Portion of loss recognized in OCI	22.6	13.1	27.9	41.4
Net debt impairment losses recognized in earnings	$(8.4)	$(11.8)	$(17.1)	$(38.2)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(2.6)	(3.2)	(7.2)	(6.9)
CMBS	(2.5)	(2.9)	(2.5)	(4.9)
RMBS	(2.1)	(0.4)	(6.1)	(10.2)
CDO/CLO	(1.2)	(3.6)	(1.2)	(12.5)
Other asset-backed	—	(1.7)	(0.1)	(3.7)
Net debt security impairments	(8.4)	(11.8)	(17.1)	(38.2)
Equity security impairments	—	(0.1)	—	(0.6)
Other investments impairments	—	—	—	—
Impairment losses	(8.4)	(11.9)	(17.1)	(38.8)
Debt security transaction gains	3.9	6.8	13.3	52.9
Debt security transaction losses	(0.8)	(0.9)	(3.9)	(8.1)
Equity security transaction gains	—	0.1	—	0.1
Equity security transaction losses	(0.1)	—	—	—
Venture capital partnership transaction gains (losses)	—	(0.3)	—	(0.3)
Other investments transaction gains (losses)	(0.3)	0.1	(1.9)	(1.3)
Net transaction gains	2.7	5.8	7.5	43.3
Realized gains (losses) on fair value option investments	(2.7)	1.5	(1.7)	1.1
Realized gains (losses) on derivative assets and liabilities	14.5	(9.5)	4.3	13.8
Net realized investment gains (losses), excluding impairment losses	14.5	(2.2)	10.1	58.2
Net realized investment gains (losses), including impairment losses	$6.1	$(14.1)	$(7.0)	$19.4

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Debt securities	$96.8	$335.8	$246.6	$776.0
Equity securities	(0.5)	5.3	(4.4)	17.2
Other investments	—	0.3	—	0.1
Net unrealized investment gains	$96.3	$341.4	$242.2	$793.3

Net unrealized investment gains	$96.3	$341.4	$242.2	$793.3
Applicable closed block policyholder dividend obligation	74.1	217.0	152.8	453.0
Applicable deferred policy acquisition cost	11.7	69.9	46.4	217.3
Applicable deferred income tax	(34.6)	114.0	(7.1)	45.9
Offsets to net unrealized investment gains	51.2	400.9	192.1	716.2
Net unrealized investment gains included in OCI	$45.1	$(59.5)	$50.1	$77.1

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

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in venture capital partnerships and other investments on our balance sheet. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which we are not the primary beneficiary.

Carrying Value of Assets and Liabilities	September 30, 2011			December 31, 2010
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$563.6	$—	$563.6	$552.7	$—	$552.7
Direct equity investments	22.9	—	22.9	15.1	—	15.1
Receivable(1)	4.9	—	4.9	6.8	—	6.8
Total	$591.4	$—	$591.4	$574.6	$—	$574.6

———————

(1)

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 17 to these financial statements for additional information regarding such commitments.

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $591.4 million as of September 30, 2011. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

6.

Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade-rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of September 30, 2011, we held derivative assets, net of liabilities, with a fair value of $158.9 million. Derivative credit exposure was diversified with eight different counterparties. We also had debt securities of these issuers with a carrying value of $140.1 million. Our maximum amount of loss due to credit risk with these issuers was $299.0 million, with the largest individual counterparty exposure totaling $70.7 million. See Note 9 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	Sept 30,	Dec 31,
($ in millions)	2011	2010

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.6	253.6
Total indebtedness	$427.7	$427.7

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $0.9 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the New York Department of Financial Services (“NYDFS”) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We did not repurchase any of these bonds during the nine months ended September 30, 2011. During 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million.

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

Future minimum annual principal payments on indebtedness as of September 30, 2011 are $253.6 million in 2032 and $175.0 million in 2034.

7.

Financing Activities (continued)

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Surplus notes	$3.1	$3.2	$9.4	$9.4
Senior unsecured bonds	4.8	4.7	14.4	14.5
Interest expense on indebtedness	$7.9	$7.9	$23.8	$23.9

Common stock dividends

During the three and nine months ended September 30, 2011 and the year ended December 31, 2010, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three and nine month periods ended September 30, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable and fixed indexed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. Many of our fixed indexed annuities offer guaranteed minimum withdrawal and death benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of	Sept 30,	Dec 31,
Variable Annuity Contracts with Guarantees:	2011	2010
($ in millions)
Debt securities	$518.5	$579.5
Equity funds	1,790.3	2,266.4
Other	88.7	95.9
Total	$2,397.5	$2,941.8

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	Sept 30,	Dec 31,
($ in millions)	2011	2010

Debt securities	$838.3	$226.0
Equity funds	—	—
Other	—	—
Total	$838.3	$226.0

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain variable annuity policies as follows:

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

For variable annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in millions)	September 30, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	(0.6)	2.8
Paid	1.4	—
Liability balance as of September 30, 2011	$5.4	$20.9

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.6	1.8
Paid	(5.1)	—
Liability balance as of December 31, 2010	$4.6	$18.1

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$851.2	$42.5	61
GMDB step up	1,354.6	195.0	62
GMDB earnings enhancement benefit (“EEB”)	38.8	1.0	62
GMDB greater of annual step up and roll up	26.3	10.4	65
Total GMDB at September 30, 2011	$2,270.9	$248.9

GMDB return of premium	$1,032.9	$19.2	61
GMDB step up	1,614.1	89.5	62
GMDB earnings enhancement benefit (“EEB”)	47.3	0.3	61
GMDB greater of annual step up and roll up	32.1	7.7	65
Total GMDB at December 31, 2010	$2,726.4	$116.7

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

GMWB	$530.4	62
GMIB	433.3	63
GMAB	365.6	57
GPAF	20.4	76
COMBO	9.6	61
Total at September 30, 2011	$1,359.3

GMWB	$617.0	61
GMIB	528.4	62
GMAB	440.3	56
GPAF	16.1	76
COMBO	11.2	60
Total at December 31, 2010	$1,613.0

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

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. The index options represent embedded derivative liabilities in the fixed indexed annuity contracts that are required to be reported separately from the host contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index options obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed indexed annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the first nine months of 2011. There were benefit payments made of $0.4 million for GPAF during 2010 and $0.2 million during the first nine months of 2011.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2011	2010

GMWB	$20.1	$(1.7)
GMAB	29.6	13.3
GPAF	5.5	3.1
COMBO	(0.4)	(0.7)
Fixed indexed annuity options	62.8	13.4
Total embedded derivative liabilities	$117.6	$27.4

Fixed indexed annuity guaranteed benefits

Liabilities associated with the GMWB for the fixed indexed annuities differ from those offered on variable annuities in that there is less exposure to capital market risk due to the fixed nature of the underlying contract. These liabilities are determined by estimating the expected value of the withdrawal benefits in excess of the projected account balance at the date of election and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed withdrawal benefit liabilities are consistent with those used for amortizing deferred policy acquisition costs. Some of these riders also offer a GMDB in addition to the withdrawal benefits.

Reserves are calculated based on 1,000 stochastically generated scenarios. The GMWB and GMDB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	As of	Year-to-Date
	Sept 30,	Dec 31,
	2011	2010

Liability balance, beginning of period	$0.2	$—
Incurred	5.4	0.2
Paid	—	—
Liability balance, end of period	$5.6	$0.2

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At September 30, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $137.3 million and $105.0 million, respectively.

9.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) within other investments on our balance sheet, with changes in valuation reported in net realized investment gains/losses on our statements of income. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in OCI, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for netting of payments and receipts by counterparty. As of September 30, 2011 and December 31, 2010, $8.0 million and $6.9 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			Fair Value as of		Fair Value as of
General Account:			September 30, 2011		December 31, 2010
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-hedging derivative instruments
Interest rate swaps	$131.0	2017-2026	$15.3	$5.3	$3.6	$2.5
Variance swaps	0.9	2015-2017	3.2	—	—	0.6
Swaptions	25.0	2024	0.2	—	4.8	—
Put options	413.0	2016-2024	114.4	—	83.3	—
Call options	367.2	2011-2016	11.4	6.9	11.2	6.0
Equity futures	144.4	2011	26.8	—	34.0	2.0
	1,081.5		171.3	12.2	136.9	11.1
Hedging derivative instruments
Cross currency swaps	15.0	2012-2016	—	0.2	—	0.1
	15.0		—	0.2	—	0.1
Total derivative instruments	$1,096.5		$171.3	$12.4	$136.9	$11.2

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010
Derivative instruments by type
Interest rate swaps	$9.9	$1.4	$11.4	$3.4
Variance swaps	5.4	—	3.7	—
Swaptions	(0.4)	3.7	(1.3)	4.7
Put options	43.1	(18.9)	34.6	29.4
Call options	(10.6)	2.3	(10.5)	1.5
Equity futures	15.5	(11.8)	9.9	(9.6)
Cross currency swaps	—	—	—	1.1
Total derivative instrument gains (losses) recognized in earnings	$62.9	$(23.3)	$47.8	$30.5

———————

(1)

Excludes realized losses of $48.4 million and realized gains of $13.8 million on embedded derivatives for the three months ended September 30, 2011 and 2010 and realized losses of $43.5 million and $16.7 million on embedded derivatives for the nine months ended September 30, 2011 and 2010.

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

Generally, the Company has used a combination of equity index futures, interest rate swaps, variance swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of rating downgrades in early 2009. However, the Company held no derivative instruments as of September 30, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2011
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$450.1	$399.3	$—	$849.4
State and political subdivision	—	219.5	—	219.5
Foreign government	—	194.3	—	194.3
Corporate	—	6,076.5	313.2	6,389.7
CMBS	—	1,089.9	75.3	1,165.2
RMBS	—	2,055.5	43.8	2,099.3
CDO/CLO	—	—	223.4	223.4
Other asset-backed	—	485.2	50.3	535.5
Available-for-sale equity securities	1.3	—	46.5	47.8
Derivative assets	—	171.3	—	171.3
Separate account assets(1)	3,541.2	78.1	0.2	3,619.5
Fair value option investments	21.1	39.1	28.0	88.2
Total assets	$4,013.7	$10,808.7	$780.7	$15,603.1
Liabilities
Derivative liabilities	$—	$12.4	$117.6	$130.0
Total liabilities	$—	$12.4	$117.6	$130.0

———————

(1)

Excludes pension assets of $40.0 million in limited partnerships and real estate investments accounted for on the equity method as well as $7.4 million in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2011.

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

Available-for-sale debt securities as of September 30, 2011 and December 31, 2010 are reported net of $44.9 million and $41.4 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

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

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Option	Assets

Balance, beginning of period	$237.4	$48.0	$293.7	$63.9	$77.8	$46.5	$30.1	$797.4
Purchases	0.1		38.4	—	6.6	—	—	45.1
Sales	(3.7)	(1.0)	(22.2)	(3.2)	(1.5)	(0.2)	—	(31.8)
Transfers into Level 3(1)	—	—	18.5	—	—	—	—	18.5
Transfers out of Level 3(2)	—	—	(6.7)	(11.4)	(5.5)	—	—	(23.6)
Realized gains (losses) included in earnings	(1.2)	—	2.3	(0.2)	(1.7)	—	—	(0.8)
Unrealized gains (losses) included in other comprehensive income (loss)	(9.5)	(3.3)	(10.6)	1.2	(0.4)	0.2	(2.2)	(24.6)
Amortization/accretion	0.3	0.1	—	—	—	—	0.1	0.5
Balance, end of period	$223.4	$43.8	$313.4	$50.3	$75.3	$46.5	$28.0	$780.7

———————

(1)

Transfers into Level 3 for the three months ended September 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(2)

Transfers out of Level 3 for the three months ended September 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Nine Months Ended September 30, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Option	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	0.3		69.6	10.7	21.3	4.0	—	105.9
Sales	(28.2)	(2.3)	(46.6)	(16.1)	(3.3)	(0.6)	(8.5)	(105.6)
Transfers into Level 3(1)	—	—	37.0	—	—	1.0	—	38.0
Transfers out of Level 3(2)	—	—	(16.7)	(12.2)	—	—	—	(28.9)
Realized gains (losses) included in earnings	(1.8)	—	1.8	(1.8)	(1.7)	—	(1.6)	(5.1)
Unrealized gains (losses) included in other comprehensive income (loss)	0.2	(4.8)	(0.3)	1.8	2.7	(4.2)	(0.2)	(4.8)
Amortization/accretion	1.3	0.3	0.2	—	—	—	0.1	1.9
Balance, end of period	$223.4	$43.8	$313.4	$50.3	$75.3	$46.5	$28.0	$780.7

———————

(1)

Transfers into Level 3 for the nine months ended September 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(2)

Transfers out of Level 3 for the nine months ended September 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2010
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Option	Assets

Balance, beginning of period	$249.0	$69.2	$315.3	$74.8	$67.7	$36.1	$—	$812.1
Purchases	1.9	1.3	5.2	4.0	8.1	5.2	—	25.7
Sales	(0.5)	(2.4)	(12.0)	(4.7)	(2.2)	(0.1)	—	(21.9)
Adjustment for initial application of accounting changes(1)	(19.9)	—	—	(9.3)	(7.2)	—	36.4	—
Transfers into Level 3(2)	—	—	31.8	7.9	—	—	—	39.7
Transfers out of Level 3(3)	(1.9)	—	(63.8)	(9.3)	(12.6)	—	—	(87.6)
Realized gains (losses) included in earnings	(3.7)	—	(1.1)	(0.5)	(2.0)	(0.2)	—	(7.5)
Unrealized gains (losses) included in other comprehensive income (loss)	3.3	5.0	23.3	1.6	7.4	5.3	—	45.9
Amortization/accretion	(0.2)	0.3	0.8	—	—	—	—	0.9
Balance, end of period	$228.0	$73.4	$299.5	$64.5	$59.2	$46.3	$36.4	$807.3

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the three months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(3)

Transfers out of Level 3 for the three months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Nine Months Ended September 30, 2010
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Option	Assets

Balance, beginning of period	$258.0	$118.6	$285.1	$97.0	$56.5	$19.2	$—	$834.4
Purchases	2.1	2.3	66.5	4.0	13.4	5.6	—	93.9
Sales	(4.7)	(11.8)	(110.3)	(7.9)	(6.8)	(0.1)	—	(141.6)
Adjustment for initial application of accounting changes(1)	(19.9)	—	—	(9.3)	(7.2)	—	36.4	—
Transfers into Level 3(1)	—	—	107.4	7.9	—	4.5	—	119.8
Transfers out of Level 3(2)	(1.9)	(42.8)	(116.1)	(27.8)	(12.6)	—	—	(201.2)
Realized gains (losses) included in earnings	(12.7)	(0.8)	18.8	(4.4)	(2.0)	(2.1)	—	(3.2)
Unrealized gains (losses) included in other comprehensive income (loss)	7.1	7.0	47.3	5.0	17.8	19.2	—	103.4
Amortization/accretion	—	0.9	0.8	—	0.1	—	—	1.8
Balance, end of period	$228.0	$73.4	$299.5	$64.5	$59.2	$46.3	$36.4	$807.3

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the nine months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(3)

Transfers out of Level 3 for the nine months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$43.5	$65.6	$27.4	$29.7
Net purchases (sales)	20.5	3.4	48.2	5.8
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	49.0	(17.0)	40.9	16.5
Unrealized (gains) losses included in other comprehensive loss	—	—	—	—
Deposits less benefits	—	—		—
Change in fair value(1)	4.6	—	1.1	—
Amortization/accretion	—	—	—	—
Balance, end of period	$117.6	$52.0	$117.6	$52.0

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the consolidated statement of income.

Carrying Amounts and Fair Values	As of September 30, 2011		As of December 31, 2010
of Financial Instruments:	Carrying	Fair	Carrying	Fair
($ in millions)	Value	Value	Value	Value

Cash and cash equivalents	$148.8	$148.8	$121.9	$121.9
Available-for-sale debt securities	11,676.3	11,676.3	10,893.8	10,893.8
Available-for-sale equity securities	47.8	47.8	47.5	47.5
Separate account assets	3,666.9	3,666.9	4,416.8	4,416.8
Mortgage loans	2.9	2.9	4.1	4.1
Derivative financial instruments	171.3	171.3	136.9	136.9
Fair value option investments	88.2	88.2	102.1	102.1
Financial assets	$15,802.2	$15,802.2	$15,723.1	$15,723.1

Investment contracts	$2,156.5	$2,168.6	$1,494.1	$1,510.5
Indebtedness	427.7	287.2	427.7	295.4
Separate account liabilities	3,666.9	3,666.9	4,416.8	4,416.8
Derivative financial instruments	130.0	130.0	38.6	38.6
Financial liabilities	$6,381.1	$6,252.7	$6,377.2	$6,261.3

Fair value option investments at September 30, 2011 and December 31, 2010 include $21.1 million and $26.6 million of available-for-sale equity securities backing our deferred compensation liabilities. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of these securities’ underlying economics. Changes in the fair value of these assets are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, fair value option investments also include beneficial interests in five securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $28.0 million and $38.2 million as of September 30, 2011 and December 31, 2010, respectively.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the consolidated financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

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

Valuation of embedded derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at September 30, 2011 and December 31, 2010 was a reduction of $41.6 million and $19.9 million in the reserves associated with these riders, respectively.

Indebtedness

Fair value of indebtedness is based on quoted market prices.

11.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three and nine months ended September 30, 2011 has been computed based on the first nine months of 2011 as a discrete period. The tax benefit of $6.7 million and the tax expense of $2.4 million for the three and nine months ended September 30, 2011, respectively, is primarily related to the current alternative minimum tax (“AMT”). The Company recognized net operating loss carryforwards in the third quarter that offset estimated AMT payments made earlier in the year.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $121.0 million as of September 30, 2011. The deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three and nine months ended September 30, 2011, we recognized a net decrease in the valuation allowance of $50.6 million and $28.0 million, respectively. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended September 30, 2011 corresponds to a decrease of $13.1 million in income statement related deferred tax balances and a decrease of $37.5 million in OCI related deferred tax balances. The net decrease to the valuation allowance for the nine months ended September 30, 2011 corresponds to a decrease of $6.5 million in income statement related deferred tax balances and a decrease of $21.5 million in OCI related deferred tax balances.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses.

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

12.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postretirement benefits that include retirement benefits, primarily through a savings plan, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$0.2	$0.7	$0.7	$2.0
Interest cost	8.9	9.3	27.1	28.2
Expected return on plan assets	(9.1)	(8.1)	(27.2)	(24.4)
Net loss amortization	1.6	1.5	4.9	4.5
Pension benefit cost	$1.6	$3.4	$5.5	$10.3

12.

Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.7	0.7	2.0	2.1
Net gain amortization	—	—	—	(0.1)
Prior service cost amortization	(0.5)	(0.5)	(1.5)	(1.5)
Other postretirement benefit cost	$0.3	$0.3	$0.8	$0.8

For the three months ended September 30, 2011, accumulated other comprehensive loss includes unrealized gains of $0.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2011, accumulated other comprehensive loss includes unrealized gains of $3.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants were accepted into the plans.

We made a contribution of $10.1 million to the IRS-qualified pension plan in the third quarter of 2011. During the nine months ended September 30, 2011, we made contributions of $17.4 million to the IRS-qualified pension plan. We do not expect to make any additional contributions by December 31, 2011.

Savings plans

During the three months ended September 30, 2011 and 2010, we incurred costs of $0.8 million and $0.8 million, respectively, for contributions to our savings plans. During the nine months ended September 30, 2011 and 2010, we incurred costs of $4.1 million and $3.0 million, respectively, for contributions to our savings plans.

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

13.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Compensation cost charged to income from continuing operations	$0.4	$0.7	$0.7	$2.7
Income tax expense (benefit) before valuation allowance	$(0.1)	$(0.2)	$0.4	$(0.3)

We did not capitalize any of the cost of stock-based compensation during the three and nine month periods ended September 30, 2011 and 2010.

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

13.

Share-based compensation (continued)

Stock Option Activity at	Three Months Ended September 30,
Weighted-Average Exercise Price:	2011		2010
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,644,771	$11.43	3,902,480	$11.40
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(38,223)	12.28	(118,118)	11.23
Forfeited		—	(387)	9.84
Outstanding, end of period	3,606,548	$11.42	3,783,975	$11.40

Stock Option Activity at	Nine Months Ended September 30,
Weighted-Average Exercise Price:	2011		2010
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,742,620	$11.40	4,146,779	$11.87
Granted	—	—	220,401	2.84
Exercised	—	—	—	—
Canceled	(124,526)	11.48	(529,032)	11.62
Forfeited	(11,546)	5.80	(54,173)	10.33
Outstanding, end of period	3,606,548	$11.42	3,783,975	$11.40

There were no options granted during the nine months ended September 30, 2011.

As of September 30, 2011, 3.5 million of outstanding stock options were exercisable, with a weighted-average exercise price of $11.78 per share.

As of September 30, 2011, there was $0.4 million of total unrecognized compensation cost related to unvested stock option grants.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of a market criterion established under certain of our incentive plans. The market contingency for these stock options will be resolved no later than June 30, 2014.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. RSUs granted to employees are performance-vested, time-vested or a combination thereof. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each employee award.

Time-Vested RSU Activity at	Three Months Ended September 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	957,917	$3.24	974,152	$3.45
Awarded	78,320	2.41	91,184	2.07
Converted to common shares/applied to taxes	—	—	(14,143)	2.82
Forfeited	—	—	—	—
Outstanding, end of period	1,036,237	$3.18	1,051,193	$3.34

13.

Share-based compensation (continued)

Time-Vested RSU Activity at	Nine Months Ended September 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,057,600	$3.22	1,265,688	$3.45
Awarded	219,752	2.57	237,945	2.39
Conversion of performance-contingent awards	51,853	2.72	—	—
Converted to common shares/applied to taxes	(235,361)	2.82	(446,055)	3.13
Forfeited	(57,607)	2.73	(6,385)	2.82
Outstanding, end of period	1,036,237	$3.18	1,051,193	$3.34

Performance Contingent RSU Activity at	Three Months Ended September 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,676,356	$2.62	1,636,211	$2.71
Awarded	—	—	—	—
Adjustment for performance results	—	—	—	—
Converted to common shares/applied to taxes	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	1,676,356	$2.62	1,636,211	$2.71

Performance Contingent RSU Activity at	Nine Months Ended September 30,
Weighted-Average Grant Price:	2011		2010
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,636,211	$2.71	786,629	$2.55
Awarded	238,095	2.52	1,389,491	2.84
Adjustment for performance results	(90,353)	2.82	6,041	2.82
Conversion of performance-contingent awards	(51,853)	2.72	—	—
Converted to common shares/applied to taxes	(43,433)	2.82	(28,411)	2.82
Forfeited	(12,311)	2.84	(517,539)	2.82
Outstanding, end of period	1,676,356	$2.62	1,636,211	$2.71

There was no intrinsic value of RSUs converted during the three months ended September 30, 2011. The intrinsic value of RSUs converted during the nine months ended September 30, 2011 was $0.7 million.

As of September 30, 2011, there was $2.3 million of total unrecognized compensation cost related to unvested RSU grants.

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

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Nine Months Ended
Earnings per Share:	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Weighted-average common shares outstanding	116,870	116,258	116,794	116,265
Weighted-average effect of dilutive potential common shares:
Restricted stock units	239	371	186	363
Stock options	1	2	1	3
Potential common shares	240	373	187	366
Less: Potential common shares excluded from calculation due to operating losses	—	(373)	—	(366)
Dilutive potential common shares	240	—	187	—
Weighted-average common shares outstanding, including dilutive potential common shares	117,110	116,258	116,981	116,265

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

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

Segment Information on Revenues:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Life and Annuity	$470.1	$466.8	$1,394.0	$1,497.0
Saybrus Partners(1)	5.3	1.5	13.3	2.5
Less: intercompany revenues(2)	3.3	0.4	8.0	0.8
Total revenues	$472.1	$467.9	$1,399.3	$1,498.7

———————

(1)

Includes intercompany revenues of $3.3 million and $0.4 million for the three months ended September 30, 2011 and 2010 and $8.0 million and $0.8 million for the nine months ended September 30, 2011 and 2010.

(2)

All intercompany balances are eliminated in consolidating the financial statements.

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income:	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Life and Annuity operating income	$19.9	$(13.7)	$47.0	$(16.0)
Saybrus Partners operating income	0.1	(4.7)	(1.4)	(16.0)
Less: applicable income tax expense (benefit)	(6.7)	(7.7)	2.4	(7.8)
Income from discontinued operations, net of income taxes	(4.7)	0.1	(6.9)	14.9
Net realized investment gains (losses)	6.1	(14.1)	(7.0)	19.4
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	3.7	(0.3)	0.8	(11.1)
Net income (loss)	$31.8	$(25.0)	$30.1	$(1.0)

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

Net losses of $0.6 million and $2.8 million were recognized during the three and nine months ended September 30, 2011, primarily related to accrued legal fees attributable to these matters. During the three months ended September 30, 2010, no net income related to PFG was recorded. During the nine months ended September 30, 2010, net income of $14.7 million was recorded. This reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in 2009. See Note 3 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for additional information.

16.

Discontinued Operations (continued)

Phoenix Life and Reassurance Company of New York

Included in the January 4, 2010 agreement with Tiptree was a provision for the purchase of PLARNY pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

Net income of $0.1 million was recognized during the three and nine months ended September 30, 2010.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Net losses of $4.1 million and $4.1 million were recognized during the three and nine months ended September 30, 2011 as a result of an increase in reserves reported to us by certain ceding companies. There was no net income recognized during the three and nine months ended September 30, 2010. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

17.

Other Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2011, the Company had unfunded commitments of $237.3 million under such agreements, of which $72.8 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2011, the Company had open commitments of $55.1 million under such agreements which are expected to be funded by December 31, 2011.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of September 30, 2011, the Company had funded $0.4 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $4.3 million of unfunded commitments remain subject to this guarantee.

18.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or investment advisor.

18.

Contingent Liabilities (continued)

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

Carol Curran, et al. v. AGL Life Assurance Co. et al. is a case filed in the state district court in Boulder County, Colorado that falls under the indemnification with Tiptree. The Company is not a party to the lawsuit. On August 8, 2011, the state district court judge certified a class action. On October 18, 2011, the Colorado Supreme Court granted defendants’ petition to determine whether the Securities Litigation Uniform Standards Act deprives the state court of jurisdiction of the class action as certified and issued a stay of the state court proceedings.

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

Unclaimed Property Inquiry

On July 5, 2011, the State of New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. On October 31, 2011, the Company provided an interim response to the NYDFS explaining its process and procedures and the results of its investigation into the universe of possible policies that require further investigation. It is possible that this activity may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws, and changes to the Company’s procedures for cross-checking death notifications. The Company is in the early stages of its investigation and analysis and is not currently able to estimate the reasonably possible amount of payments, if any, to beneficiaries or state(s).

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

18.

Contingent Liabilities (continued)

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

Our total policy liabilities and accruals were $45.1 million as of September 30, 2011 and $49.7 million as of December 31, 2010. Our total amounts recoverable from retrocessionaires related to paid losses were $2.3 million as of September 30, 2011 and $9.1 million as of December 31, 2010.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we may not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xx) legislative or regulatory developments; (xxi) regulatory or legal actions; (xxii) potential future material losses from our discontinued reinsurance business; (xxiii) changes in accounting standards; (xxiv) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xxv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of September 30, 2011 as compared to December 31, 2010; our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

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

Since 2009, we have pursued a business plan focused on products and services that are less capital intensive and less ratings sensitive. This plan leverages existing strengths and is focused on developing annuity and life products for the middle market, expanding distribution within that market, selling third-party life and annuity products through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”) and generating sales of our alternative retirement solutions products.

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

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings meet or exceed expected cumulative earnings. See Note 4 to our consolidated financial statements in this Form 10-Q and in our 2010 Annual Report on Form 10-K for more information on the closed block.

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

•

Deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

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

Recent Trends on Earnings Drivers

Apart from the closed block, results of our Life and Annuity segment’s earnings drivers for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 were as follows:

•

Mortality margins. Prior to the impact of the deferred policy acquisition cost unlocking noted below, universal life mortality margins increased by $6.4 million to $50.3 million in the quarter ended September 30, 2011, compared to $43.9 million in the quarter ended September 30, 2010. Mortality margins for variable universal life also increased by $1.4 million to $13.7 million in the quarter ended September 30, 2011, compared to $12.3 million in the quarter ended September 30, 2010. Improvement in mortality margins for both products was a result of positive mortality experience partially offset by lower fee income related to cost of insurance charges. Fluctuations in mortality are inherent in our lines of business.

•

Interest margins. Investment income on assets backing surplus was $6.6 million in the quarter ended September 30, 2011, compared to $5.8 million in the quarter ended September 30, 2010. The increase of $0.8 million was primarily from additional investments in long-term bonds. Universal life interest margins increased as a result of lower interest credited consistent with declining funds under management, partially offset by lower net investment income. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

•

Operating expenses. Non-deferred operating expenses decreased $5.7 million to $52.0 million for the quarter ended September 30, 2011, compared to $57.7 million for the quarter ended September 30, 2010. The decrease in operating expenses was a result of lower professional fees and outside services.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $43.0 million to $57.0 million from $100.0 million during the quarters ended September 30, 2011 and 2010, respectively. This decrease in amortization was primarily attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in acceleration of amortization of $2.9 million during the quarter ended September 30, 2011, compared to $46.4 million during the quarter ended September 30, 2010. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business which resulted in $36.6 million of additional amortization. In comparison, updates in assumptions related to cost of insurance, lapses and premium persistency resulted in additional amortization on universal life of $4.1 million in the quarter ended September 30, 2011. Excluding the impact of the unlocking, amortization decreased related to universal life as a result of positive mortality experience during the current quarter. Variable universal life and annuities amortization increased primarily as a result of poor market performance.

•

Net realized investment gains or losses on our general account investments. Net realized investment gains of $6.1 million were recognized during the quarter ended September 30, 2011 compared to net realized investment losses of $14.1 million during the quarter ended September 30, 2010. This improvement was primarily attributable to derivative assets and liabilities which had realized gains of $14.5 million during the quarter ended September 30, 2011, compared to realized losses of $9.5 million during the quarter ended September 30, 2010. Derivatives associated with our variable annuity guarantees had net gains of $17.5 million during the quarter ended September 30, 2011, compared to $0.9 million during the quarter ended September 30, 2010. This included a $26.9 million gain compared to a $5.8 million loss associated with the non-performance risk factor for the quarters ended September 30, 2011 and 2010, respectively. In addition, realized gains on a surplus hedge of $8.8 million were recognized during the quarter ended September 30, 2011, compared to realized losses of $7.1 million during the quarter ended September 30, 2010.

•

Income taxes. The Company recorded an income tax benefit of $6.7 million to continuing operations compared to $7.7 million as of September 30, 2011 and 2010. The income tax benefit of $6.7 million as of September 30, 2011 was primarily related the recognition of operating loss carryforwards, which reversed estimated alternative minimum tax (“AMT”) payments made earlier in the year. The income tax benefit of $7.7 million as of September 30, 2010 was related to the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes—Intraperiod Tax Allocation.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany revenue, revenue during the quarter ended September 30, 2011 was $5.4 million, compared with $1.6 million during the quarter ended September 30, 2010. Operating income, which excludes realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments, improved to $0.1 million for the quarter ended September 30, 2011 from a loss of $4.7 million during the quarter ended September 30, 2010. This improvement was a result of higher revenue and lower expenses. For further discussion of operating income and reconciliation to GAAP net income, see Note 15 to our consolidated financial statements in this Form 10-Q.

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

Further, recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products included sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, in April 2010, we implemented increases in the cost of insurance rates on certain universal life policies. In November, we plan to implement an increase in cost of insurance rates on certain other universal life policies. However, these adjustments, any other permitted adjustments or any additional steps taken to manage our in-force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders, and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. Specifically, we experienced significant sales growth in our annuity product line since the third quarter of 2010.

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

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $121.0 million as of September 30, 2011. The deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three and nine months ended September 30, 2011, we recognized a net decrease in the valuation allowance of $50.6 million and $28.0 million, respectively. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended September 30, 2011 corresponds to a decrease of $13.1 million in income statement related deferred tax balances and a decrease of $37.5 million in OCI related deferred tax balances. The net decrease to the valuation allowance for the nine months ended September 30, 2011 corresponds to a decrease of $6.5 million in income statement related deferred tax balances and a decrease of $21.5 million in OCI related deferred tax balances.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses.

Other-than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income once the Company has determined that the interest income is likely to be collected.

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

On a quarterly basis, we review all securities for potential recognition of an OTTI. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized on pages 66 and 67, “Duration of Gross Unrealized Losses on General Account Securities”. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of extensive actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed regularly based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6% return assumption) Variable Universal Life (6.9% return assumption)

Separate account return assumptions are derived from the long-term returns observed in the asset classes in which the separate accounts are invested, reduced by fund fees and mortality and expense charges. Short-term deviations from the long-term expectations are expected to revert to the long-term assumption over five years.

Interest rates and default rates	Fixed and Indexed Annuities Universal Life Closed Block

Investment returns are based on the current yields and maturities of our fixed income portfolio, combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on company experience over a rolling 5 year period, plus supplemental data from industry sources and trends. These assumptions vary by issue age, sex, underwriting class, and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year, and are updated with experience studies.

Policyholders are generally assumed to behave rationally, hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale, and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of actual expenses incurred.
Reinsurance costs/recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience, analysis of market and industry trends, and other external events Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the DAC balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long term trend is observed in an interim period.

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Over the last several years, the Company’s has revised a number of assumptions, resulting in changes to expected future gross profits:

•

Separate account returns: Declines in equity markets have been reflected in the separate account return assumptions for variable annuities and variable universal life business to maintain reasonable reversion-to-mean rates of return. As part of our analysis of separate account returns, we performed two sensitivity tests. If at December 31, 2010 we had reprojected EGPs using a 100 basis point lower separate account return assumption (after fund fees and mortality and expense charges) and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $5.1 million, before taxes. Conversely, a 100 basis point increase in the separate account return assumption would have decreased amortization and increased net income by approximately $4.6 million, before taxes.

•

Interest rates and default rates: The long-term decline in interest rates has resulted in reduced EGPs for certain products and may increase future amortization related to certain products. However, the impact of such a change would depend, among other things, on changes in long-term default rates, the relative change between short-term and long-term interest rates, the ability and management’s preparedness to change policy credited rates or insurance charges, and management’s view on how sustained a decrease in interest rates would be.

•

Policyholder behavior: Changes in surrender and premium persistency assumptions have been based on actual experience and have resulted in both increases and decreases to projected EGPs. Policyholder behavior assumptions have been difficult to predict because they are subject to a combination of individual and external environmental factors, and may also have been affected by downgrades of the Company’s financial strength ratings. The impact of such changes is not uniform across different types of policies or time periods, with increases in amortization for some policies or time periods offset by decreases in others. In addition, changes in policyholder charges or credited rates directly affect EGPs and may also affect policyholder behavior in the future.

•

Expenses: Reductions in the Company’s cost structure have lowered policy administration expense assumptions embedded in EGPs. The impact of future reductions in policy administration expense could further increase EGPs and benefit net income.

Consolidated Results of Operations

Summary of Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$117.4	$129.8	$(12.4)	(10%)
Fee income	147.6	157.9	(10.3)	(7%)
Net investment income	201.0	194.3	6.7	3%
Net realized investment losses:
Total OTTI losses	(31.0)	(25.0)	(6.0)	(24%)
Portion of OTTI losses recognized in OCI	22.6	13.1	9.5	73%
Net OTTI losses recognized in earnings	(8.4)	(11.9)	3.5	29%
Net realized investment gains (losses), excluding OTTI losses	14.5	(2.2)	16.7	NM
Net realized investment gains (losses)	6.1	(14.1)	20.2	143%
Total revenues	472.1	467.9	4.2	1%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	268.2	264.4	3.8	1%
Policyholder dividends	51.5	64.7	(13.2)	(20%)
Policy acquisition cost amortization	57.5	99.7	(42.2)	(42%)
Interest expense on indebtedness	7.9	7.9	—	0%
Other operating expenses	57.2	64.0	(6.8)	(11%)
Total benefits and expenses	442.3	500.7	(58.4)	(12%)
Income (loss) from continuing operations before income taxes	29.8	(32.8)	62.6	191%
Income tax benefit	(6.7)	(7.7)	1.0	13%
Income (loss) from continuing operations	36.5	(25.1)	61.6	245%
Income (loss) from discontinued operations, net of income taxes	(4.7)	0.1	(4.8)	NM
Net income (loss)	$31.8	$(25.0)	$56.8	227%

———————

Not meaningful (NM)

Summary of Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$337.7	$387.5	$(49.8)	(13%)
Fee income	456.0	476.1	(20.1)	(4%)
Net investment income	612.6	615.7	(3.1)	(1%)
Net realized investment losses:
Total OTTI losses	(45.0)	(80.2)	35.2	44%
Portion of OTTI losses recognized in OCI	27.9	41.4	(13.5)	(33%)
Net OTTI losses recognized in earnings	(17.1)	(38.8)	21.7	56%
Net realized investment gains, excluding OTTI losses	10.1	58.2	(48.1)	(83%)
Net realized investment gains (losses)	(7.0)	19.4	(26.4)	(136%)
Total revenues	1,399.3	1,498.7	(99.4)	(7%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	800.0	820.7	(20.7)	(3%)
Policyholder dividends	188.7	224.9	(36.2)	(16%)
Policy acquisition cost amortization	172.0	233.8	(61.8)	(26%)
Interest expense on indebtedness	23.8	23.9	(0.1)	0%
Other operating expenses	175.4	219.1	(43.7)	(20%)
Total benefits and expenses	1,359.9	1,522.4	(162.5)	(11%)
Income (loss) from continuing operations before income taxes	39.4	(23.7)	63.1	NM
Income tax expense (benefit)	2.4	(7.8)	10.2	131%
Income (loss) from continuing operations	37.0	(15.9)	52.9	NM
Income (loss) from discontinued operations, net of income taxes	(6.9)	14.9	(21.8)	(146%)
Net income (loss)	$30.1	$(1.0)	$31.1	NM

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended September 30, 2011 vs. September 30, 2010

Net income from continuing operations for the three months ended September 30, 2011 was $36.5 million, or $0.31 per share, compared to a net loss from continuing operations of $25.1 million, or $(0.22) per share for the three months ended September 30, 2010. The increase in results from continuing operations reflects lower policy acquisition cost amortization, improvement in net realized investment gains and lower operating expenses. These were partially offset by lower premiums.

Policy acquisition cost amortization decreased $42.2 million to $57.5 million from $99.7 million during the quarters ended September 30, 2011 and 2010, respectively. This decrease in amortization was primarily attributable to the unlocking of assumptions as a result of a comprehensive review of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in acceleration of amortization of $2.9 million during the quarter ended September 30, 2011, compared to $46.4 million during the quarter ended September 30, 2010. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business, which resulted in $36.6 million of additional amortization. By comparison, updates in assumptions related to cost of insurance, lapses and premium persistency resulted in additional amortization on universal life of $4.1 million in the quarter ended September 30, 2011. Excluding the impact of the unlocking, amortization decreased related to universal life as a result of positive mortality experience during the third quarter of 2011. Variable universal life and annuities amortization increased primarily as a result of poor market performance.

Net realized investment gains of $6.1 million were recognized during the quarter ended September 30, 2011, compared to net realized investment losses of $14.1 million during the quarter ended September 30, 2010. This improvement was primarily attributable to derivative assets and liabilities which had realized gains of $14.5 million during the quarter ended September 30, 2011, compared to realized losses of $9.5 million during the quarter ended September 30, 2010. Derivatives associated with our variable annuity guarantees had net gains of $17.5 million during the quarter ended September 30, 2011, compared to $0.9 million during the quarter ended September 30, 2010. This included a $26.9 million gain compared to a $5.8 million loss associated with the non-performance risk factor for the quarters ended September 30, 2011 and 2010, respectively. In addition, realized gains on a surplus hedge of $8.8 million were recognized during the quarter ended September 30, 2011, compared to realized losses of $7.1 million during the quarter ended September 30, 2010.

Operating expenses decreased $6.8 million to $57.2 million for the quarter ended September 30, 2011, compared to $64.0 million for the quarter ended September 30, 2010. The decrease in operating expenses was a result of lower professional fees and outside services.

Premium revenue declined as a result of lower renewal premiums in the closed block.

The Company recorded an income tax benefit of $6.7 million to continuing operations compared to $7.7 million as of September 30, 2011 and 2010. The income tax benefit of $6.7 million as of September 30, 2011 was primarily related to the recognition of operating loss carryforwards, which reversed estimated AMT payments made earlier in the year. The income tax benefit of $7.7 million as of September 30, 2010 was related to the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes—Intraperiod Tax Allocation.

A net loss from discontinued operations of $4.7 million was recognized during the three months ended September 30, 2011 which was primarily attributable to our discontinued group accident and health reinsurance operations as a result of an increase in reserves reported to us by certain ceding companies. See Note 16 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

Nine months ended September 30, 2011 vs. September 30, 2010

Net income from continuing operations for the nine months ended September 30, 2011 was $37.0 million, or $0.32 per share, compared to net losses from continuing operations of $15.9 million, or $(0.14) per share for the nine months ended September 30, 2010. The increase in results from continuing operations reflects lower policy acquisition cost amortization and operating expenses. These improvements were partially offset by net realized investment losses and lower premiums.

Policyholder acquisition cost amortization declined in the current year primarily as a result of the unlocking which occurred in the third quarter of 2011 and 2010. The unlocking resulted in acceleration of amortization of $2.9 million during the quarter ended September 30, 2011, compared to $46.4 million during the quarter ended September 30, 2010. Excluding the impact of the unlocking, amortization related to the universal life line of business also declined as a result of lower mortality margins.

Operating expenses decreased $43.7 million to $175.4 million for the nine months ended September 30, 2011, compared to $219.1 million for the nine months ended September 30, 2010. This was a result of lower employee-related expenses, lower professional fees and outside services and a non-recurring $10.5 million charge related to a renegotiated 2008 life reinsurance contract that increased expense during the nine months ended September 30, 2010.

Net realized investment losses of $7.0 million were recognized during the nine months ended September 30, 2011 compared to net realized investment gains of $19.4 million during the nine months ended September 30, 2010. This decline was primarily attributable to lower debt security transaction related gains, partially offset by an improvement in impairment losses.

Premium revenue declined as a result of lower renewal premiums in the closed block.

A net loss from discontinued operations of $6.9 million was recognized during the nine months ended September 30, 2011 which was primarily attributable to our discontinued group accident and health reinsurance operations as a result of an increase in reserves reported to us by certain ceding companies, as well as consisted of legal fees associated with an indemnification of Tiptree in accordance with the PFG definitive sales agreement. Net income from discontinued operations of $14.9 million during the nine months ended September 30, 2010 reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in 2009. See Note 16 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

Debt and Equity Securities Held in Our General Account

We invest in a variety of debt and equity securities for the general account portfolio of our insurance subsidiaries. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost or the securities in our portfolio.

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of September 30, 2011, our general account held debt securities with a carrying value of $11,676.3 million, representing 78.1% of total general account investments. Public debt securities represented 71.0% of total debt securities, with the remaining 29.0% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
NAIC	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2011	2010	2011	2010	2011	2010

1	AAA/AA/A	$6,995.3	$6,408.9	$5,447.2	$5,029.1	$1,548.1	$1,379.8
2	BBB	3,792.0	3,531.7	2,251.8	2,069.2	1,540.2	1,462.5
Total investment grade		10,787.3	9,940.6	7,699.0	7,098.3	3,088.3	2,842.3
3	BB	525.1	472.2	403.7	347.4	121.4	124.8
4	B	173.4	265.8	88.8	145.6	84.6	120.2
5	CCC and lower	123.0	149.7	61.4	68.4	61.6	81.3
6	In or near default	67.5	65.5	38.5	39.3	29.0	26.2
Total debt securities		$11,676.3	$10,893.8	$8,291.4	$7,699.0	$3,384.9	$3,194.8

Debt Securities by Type:	As of September 30, 2011
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$849.4	$772.2	$81.6	$(4.4)	$77.2
State and political subdivision	219.5	202.5	19.9	(2.9)	17.0
Foreign government	194.3	176.4	18.6	(0.7)	17.9
Corporate	6,389.7	5,976.0	584.1	(170.4)	413.7
CMBS	1,165.2	1,141.4	47.8	(24.0)	23.8
RMBS	2,099.3	2,093.7	89.2	(83.6)	5.6
CDO/CLO	223.4	271.1	3.1	(50.8)	(47.7)
Other asset-backed	535.5	530.3	11.9	(6.7)	5.2
Total debt securities	$11,676.3	$11,163.6	$856.2	$(343.5)	$512.7
Debt securities outside closed block:
Unrealized gains	$3,983.4	$3,689.7	$293.7	$—	$293.7
Unrealized losses	1,297.3	1,514.4	—	(217.1)	(217.1)
Total outside the closed block	5,280.7	5,204.1	293.7	(217.1)	76.6
Debt securities in closed block:
Unrealized gains	5,399.5	4,837.0	562.5	—	562.5
Unrealized losses	996.1	1,122.5	—	(126.4)	(126.4)
Total in the closed block	6,395.6	5,959.5	562.5	(126.4)	436.1
Total debt securities	$11,676.3	$11,163.6	$856.2	$(343.5)	$512.7

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of September 30, 2011 in our debt securities portfolio were banking (6.0%), electric utilities (5.4%), insurance (3.7%), oil (3.4%) and diversified financial services (2.7%).

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

Most of our RMBS portfolio is highly rated. As of September 30, 2011, 96.3% of the total residential portfolio was rated investment grade. We have $511.1 million of prime exposure, $310.8 million of Alt-A exposure and $176.3 million of sub-prime exposure, which combined amount to 6.7% of our general account. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 78.8% rated NAIC-1 and another 13.5% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the nine months ended September 30, 2011 totaled $6.1 million. These impairments consist of $1.4 million from prime, $1.6 million from Alt-A and $3.1 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2011
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Carrying	Market	% General	AA/				CCC and	Near	% Closed
	Value(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,020.6	$1,101.1	7.3%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	54.1%
Prime	519.9	511.1	3.4%	78.5%	16.0%	5.3%	0.0%	0.0%	0.2%	38.5%
Alt-A	350.2	310.8	2.1%	77.2%	14.9%	6.9%	1.0%	0.0%	0.0%	29.2%
Sub-prime	203.0	176.3	1.2%	82.6%	3.5%	6.2%	6.0%	1.5%	0.3%	12.9%
Total	$2,093.7	$2,099.3	14.0%	89.9%	6.4%	2.8%	0.6%	0.1%	0.1%	43.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$401.7	$401.0	2.7%	0.0%	0.3%	8.7%	18.6%	34.2%	38.2%
NAIC-2	BBB	86.9	81.9	0.5%	0.0%	12.0%	53.6%	18.3%	15.8%	0.3%
NAIC-3	BB	29.3	27.3	0.2%	0.0%	0.0%	0.0%	60.9%	36.8%	2.3%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	2.0	0.9	0.0%	0.0%	0.0%	0.0%	35.6%	0.0%	64.4%
Total		$519.9	$511.1	3.4%	0.0%	2.2%	15.4%	20.8%	31.3%	30.3%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$271.2	$240.0	1.5%	0.0%	2.1%	14.4%	27.9%	39.2%	16.5%
NAIC-2	BBB	49.7	46.5	0.3%	0.0%	0.0%	21.1%	6.2%	68.1%	4.5%
NAIC-3	BB	25.0	21.3	0.2%	0.0%	0.0%	0.0%	0.0%	57.2%	42.8%
NAIC-4	B	4.3	3.0	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$350.2	$310.8	2.1%	0.0%	1.6%	14.3%	22.5%	45.3%	16.3%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$155.5	$145.7	1.0%	7.6%	9.3%	6.8%	38.5%	22.5%	15.3%
NAIC-2	BBB	10.5	6.1	0.0%	0.0%	0.0%	0.0%	86.1%	0.0%	13.9%
NAIC-3	BB	16.3	10.9	0.1%	0.0%	31.1%	20.6%	31.4%	0.0%	16.9%
NAIC-4	B	15.9	10.5	0.1%	0.0%	70.9%	18.6%	0.0%	0.0%	10.5%
NAIC-5	CCC and below	3.4	2.6	0.0%	0.0%	0.0%	0.0%	92.9%	0.0%	7.1%
NAIC-6	In or near default	1.4	0.5	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$203.0	$176.3	1.2%	6.2%	13.9%	8.0%	38.2%	18.5%	15.2%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in millions)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-				2004 and	% Closed
Rating	Designation	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AAA/A	$1,084.2	$1,121.9	7.4%	19.3%	4.7%	11.4%	9.1%	55.5%	55.0%
NAIC-2	BBB	26.8	22.6	0.2%	0.0%	11.6%	58.8%	29.6%	0.0%	41.7%
NAIC-3	BB	29.0	25.6	0.2%	0.0%	47.5%	12.3%	40.2%	0.0%	16.4%
NAIC-4	B	14.1	13.0	0.1%	0.0%	11.4%	0.0%	88.6%	0.0%	41.7%
NAIC-5	CCC and below	29.6	14.3	0.1%	0.0%	0.0%	32.6%	0.0%	67.4%	65.8%
NAIC-6	In or near default	9.3	3.7	0.0%	0.0%	62.2%	0.0%	0.0%	37.8%	28.1%
Total		$1,193.0	$1,201.1	8.0%	18.0%	5.9%	12.4%	10.9%	52.8%	53.9%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $51.6 million and $35.9 million, respectively.

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Total other-than-temporary debt impairment losses	$(31.0)	$(24.9)	$(45.0)	$(79.6)
Portion of loss recognized in OCI	22.6	13.1	27.9	41.4
Net debt impairment losses recognized in earnings	$(8.4)	$(11.8)	$(17.1)	$(38.2)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(2.6)	(3.2)	(7.2)	(6.9)
CMBS	(2.5)	(2.9)	(2.5)	(4.9)
RMBS	(2.1)	(0.4)	(6.1)	(10.2)
CDO/CLO	(1.2)	(3.6)	(1.2)	(12.5)
Other asset-backed	—	(1.7)	(0.1)	(3.7)
Net debt security impairments	(8.4)	(11.8)	(17.1)	(38.2)
Equity security impairments	—	(0.1)	—	(0.6)
Other investments impairments	—	—	—	—
Impairment losses	(8.4)	(11.9)	(17.1)	(38.8)
Debt security transaction gains	3.9	6.8	13.3	52.9
Debt security transaction losses	(0.8)	(0.9)	(3.9)	(8.1)
Equity security transaction gains	—	0.1	—	0.1
Equity security transaction losses	(0.1)	—	—	—
Venture capital partnership transaction gains (losses)	—	(0.3)	—	(0.3)
Other investments transaction gains (losses)	(0.3)	0.1	(1.9)	(1.3)
Net transaction gains	2.7	5.8	7.5	43.3
Realized gains (losses) on fair value option investments	(2.7)	1.5	(1.7)	1.1
Realized gains (losses) on derivative assets and liabilities	14.5	(9.5)	4.3	13.8
Net realized investment gains (losses), excluding impairment losses	14.5	(2.2)	10.1	58.2
Net realized investment gains (losses), including impairment losses	$6.1	$(14.1)	$(7.0)	$19.4

Other-than-Temporary Impairments

A portion of certain OTTI losses on fixed maturity securities are recognized in other comprehensive income (loss) (“OCI”). For these securities the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At September 30, 2011, this included debt securities with $209.0 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Fixed income OTTIs recorded in the first nine months of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $8.4 million in the third quarter of 2011 and $11.8 million in the third quarter of 2010 and $17.1 million in the first nine months of 2011 and $38.2 million in the first nine months of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $22.6 million in the third quarter of 2011 and $13.1 million in the third quarter of 2010 and $27.9 million in the first nine months of 2011 and $41.4 million in the first nine months of 2010.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

Balance, beginning of period	$(65.5)	$(65.8)	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(3.0)	(6.9)	(8.9)	(15.8)
Add: Credit losses on securities previously impaired(1)	(2.8)	(3.1)	(5.1)	(15.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	4.0	1.1	7.1	1.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(67.3)	$(74.7)	$(67.3)	$(74.7)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2011. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of September 30, 2011
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,347	1,180	2,274	907	1,073	273
Unrealized gains (losses)	$856.2	$(343.5)	$293.7	$(217.1)	$562.5	$(126.4)
Applicable policyholder dividend obligation (reduction)	562.5	(126.4)	—	—	562.5	(126.4)
Applicable deferred policy acquisition costs (benefit)	183.9	(122.8)	183.9	(122.8)	—	—
Applicable deferred income taxes (benefit)	38.4	(33.0)	38.4	(33.0)	—	—
Offsets to net unrealized gains (losses)	784.8	(282.2)	222.3	(155.8)	562.5	(126.4)
Unrealized gains (losses) after offsets	$71.4	$(61.3)	$71.4	$(61.3)	$—	$—
Net unrealized gains after offsets	$10.1		$10.1		$—

Equity securities
Number of positions	54	12	35	4	19	8
Unrealized gains (losses)	$17.0	$(2.6)	$10.8	$(0.4)	$6.2	$(2.2)
Applicable policyholder dividend obligation (reduction)	6.2	(2.2)	—	—	6.2	(2.2)
Applicable deferred income taxes (benefit)	3.8	(0.1)	3.8	(0.1)	—	—
Offsets to net unrealized gains (losses)	10.0	(2.3)	3.8	(0.1)	6.2	(2.2)
Unrealized gains (losses) after offsets	$7.0	$(0.3)	$7.0	$(0.3)	$—	$—
Net unrealized gains after offsets	$6.7		$6.7		$—

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(25.5)	(18.7)
RMBS	(83.8)	(72.2)
CDO/CLO	(22.6)	(19.9)
Other asset-backed	—	—
Total fixed maturity non-credit OTTI losses in AOCI	$(137.6)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of September 30, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,297.3	$430.6	$204.9	$661.8
Total amortized cost	1,514.4	449.4	213.1	851.9
Unrealized losses	$(217.1)	$(18.8)	$(8.2)	$(190.1)
Unrealized losses after offsets	$(61.3)	$(7.1)	$(3.5)	$(50.7)
Number of securities	907	325	146	436

Investment grade:
Unrealized losses	$(95.0)	$(14.4)	$(7.0)	$(73.6)
Unrealized losses after offsets	$(29.9)	$(5.5)	$(3.0)	$(21.4)

Below investment grade:
Unrealized losses	$(122.1)	$(4.4)	$(1.2)	$(116.5)
Unrealized losses after offsets	$(31.4)	$(1.6)	$(0.5)	$(29.3)

Equity securities outside closed block
Unrealized losses	$(0.4)	$—	$—	$(0.4)
Unrealized losses after offsets	$(0.3)	$—	$—	$(0.3)
Number of securities	4	—	2	2

For debt securities outside of the closed block with gross unrealized losses, 48.8% of the unrealized losses after offsets pertain to investment grade securities and 51.2% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2011
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(145.8)	$(42.1)	$(2.9)	$(100.8)
Unrealized losses over 20% of cost after offsets	$(38.2)	$(13.9)	$(1.0)	$(23.3)
Number of securities	184	95	7	82

Investment grade:
Unrealized losses over 20% of cost	$(42.0)	$(22.1)	$(0.1)	$(19.8)
Unrealized losses over 20% of cost after offsets	$(12.2)	$(7.1)	$—	$(5.1)

Below investment grade:
Unrealized losses over 20% of cost	$(103.8)	$(20.0)	$(2.8)	$(81.0)
Unrealized losses over 20% of cost after offsets	$(26.0)	$(6.8)	$(1.0)	$(18.2)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$—	$—	$(0.4)
Unrealized losses over 20% of cost after offsets	$(0.3)	$—	$—	$(0.3)
Number of securities	3	—	2	1

Duration of Gross Unrealized Losses on	As of September 30, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$996.1	$356.8	$94.3	$545.0
Total amortized cost	1,122.5	372.8	102.5	647.2
Unrealized losses	$(126.4)	$(16.0)	$(8.2)	$(102.2)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	273	100	28	145

Investment grade:
Unrealized losses	$(77.8)	$(10.1)	$(5.4)	$(62.3)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(48.6)	$(5.9)	$(2.8)	$(39.9)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(2.2)	$(0.5)	$—	$(1.7)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	8	3	1	4

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at September 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2011
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(63.3)	$(41.5)	$(3.0)	$(18.8)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	50	30	3	17

Investment grade:
Unrealized losses over 20% of cost	$(28.4)	$(24.5)	$—	$(3.9)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(34.9)	$(17.0)	$(3.0)	$(14.9)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(2.2)	$(0.5)	$(1.3)	$(0.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	7	3	2	2

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2011	2010	2011 vs. 2010
Continuing operations
Cash for operating activities	$(138.7)	$(234.6)	$95.9	41%
Cash from (for) investing activities	(446.7)	158.9	(605.6)	NM
Cash for financing activities	617.9	33.2	584.7	NM
	$32.5	$(42.5)	$75.0	176%
Discontinued operations
Cash for operating activities	$(0.7)	$(4.4)	$3.7	84%
Cash for investing activities	(4.9)	(1.2)	(3.7)	NM
	$(5.6)	$(5.6)	$—	0%

———————

Not meaningful (NM)

Nine months ended September 30, 2011 vs. September 30, 2010

Continuing Operations

Cash used for operating activities declined $95.9 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This was primarily attributable to a $267.8 million decrease in policyholder benefits consistent with favorable persistency and mortality. Policyholder dividends paid declined $46.1 million as a result of the decrease in policyholder dividends in the closed block, primarily reflecting a change in the 2011 dividend scale. Also contributing to the decline in cash used for operating activities was a reduction in other operating expenses paid. Partially offsetting these improvements was an increase in commissions and other policy-related acquisition costs of $96.0 million primarily attributable to sales of fixed indexed annuities during 2011. Investment income collected decreased by $52.5 million as a result of lower distributions from other invested assets. Premiums collected declined $59.5 million as a result of lower renewal premiums in the closed block. In addition, fee income collected declined $19.9 million primarily as a result of the decline in the policies in force related to universal life and variable universal life. While operating cash flows remain negative as of September 30, 2011, this was primarily driven by cash surrenders of deposit-type contracts for which funds are readily available in segregated separate accounts or liquid general account assets.

Cash flows used for investing activities increased $605.6 million to cash outflows of $446.7 million during the nine months ended September 30, 2011 compared to cash inflows of $158.9 million during the nine months ended September 30, 2010. The primary driver of this fluctuation was a decrease of $610.3 million in investment sales, repayments and maturities. While investment purchases increased $9.6 million, this was directly attributable to the increase in deposits related to fixed indexed annuities. The sale of PFG resulted in $28.5 million of cash proceeds received in 2010.

Cash flows associated with financing activities improved $584.7 million to cash inflows of $617.9 million during the nine months ended September 30, 2011, compared to $33.2 million during the nine months ended September 30, 2010. This improvement was primarily a result of increase in policyholder deposits primarily related to sales of fixed indexed annuities. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows for operations related to discontinued operations declined as a result of the sale of PFG in the second quarter of 2010. This was offset by the increase in cash flows for investing activities in assets held to back higher discontinued group accident and health reinsurance reserves reported to us by certain ceding companies. See Note 16 to our consolidated financial statements in this Form 10-Q for additional information on discontinued operations.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $64.8 million in 2011. During the nine months ended September 30, 2011, Phoenix Life paid $25.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current year compared to a decline in the prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience future declines. As of September 30, 2011, we had $864.0 million of statutory surplus and asset valuation reserve (“AVR”) and our estimated RBC ratio was in excess of 300% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the nine months ended September 30, 2011 and 2010 was $14.4 million and $14.5 million, respectively. As of September 30, 2011, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Aggregate life surrenders in 2010 were 8.0% of related reserves, but improved in the nine months ended September 30, 2011, dropping to 6.7%. Cash, treasuries and agency mortgage-backed securities accounted for 7.8% of fixed income investments as of September 30, 2011, as compared to 8.5% at year end 2010. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

The financial strength and debt ratings as of September 30, 2011 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Sept 30,	Dec 31,	percentage change
	2011	2010	2011 vs. 2010
ASSETS
Available-for-sale debt securities, at fair value	$11,676.3	$10,893.8	$782.5	7%
Available-for-sale equity securities, at fair value	47.8	47.5	0.3	1%
Venture capital partnerships, at equity in net assets	231.8	220.0	11.8	5%
Policy loans, at unpaid principal balances	2,352.4	2,386.5	(34.1)	(1%)
Other investments	549.7	516.9	32.8	6%
Fair value option investments	88.2	102.1	(13.9)	(14%)
Total investments	14,946.2	14,166.8	779.4	6%
Cash and cash equivalents	148.8	121.9	26.9	22%
Accrued investment income	203.8	169.5	34.3	20%
Receivables	413.2	405.7	7.5	2%
Deferred policy acquisition costs	1,330.3	1,444.3	(114.0)	(8%)
Deferred income taxes	121.0	116.4	4.6	4%
Other assets	150.6	180.5	(29.9)	(17%)
Discontinued operations assets	54.9	60.4	(5.5)	(9%)
Separate account assets	3,666.9	4,416.8	(749.9)	(17%)
Total assets	$21,035.7	$21,082.3	$(46.6)	0%

LIABILITIES
Policy liabilities and accruals	$12,978.8	$12,992.5	$(13.7)	0%
Policyholder deposit funds	2,156.5	1,494.1	662.4	44%
Indebtedness	427.7	427.7	—	0%
Other liabilities	517.7	546.3	(28.6)	(5%)
Discontinued operations liabilities	47.1	49.4	(2.3)	(5%)
Separate account liabilities	3,666.9	4,416.8	(749.9)	(17%)
Total liabilities	19,794.7	19,926.8	(132.1)	(1%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,634.1	2,632.3	1.8	0%
Accumulated deficit	(1,133.4)	(1,163.5)	30.1	(3%)
Accumulated other comprehensive loss	(80.2)	(133.8)	53.6	(40%)
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,241.0	1,155.5	85.5	7%
Total liabilities and stockholders’ equity	$21,035.7	$21,082.3	$(46.6)	0%

———————

Not meaningful (NM)

September 30, 2011 compared to December 31, 2010

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business as sales continue to increase. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates have declined. Fair value option investments decreased from year end primarily as a result of the sale of securitized financial assets for which an irrevocable election had been made to use the fair value option.

The increase in accrued investment income was attributable to the higher amount of available for sale debt securities.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Sept 30	Dec 31,	percentage change
($ in millions)	2011	2010	2011 vs. 2010

Variable universal life	$211.0	$238.5	$(27.5)	(12%)
Universal life	433.6	570.2	(136.6)	(24%)
Variable annuities	140.6	156.6	(16.0)	(10%)
Fixed annuities	107.1	33.5	73.6	220%
Traditional life	438.0	445.5	(7.5)	(2%)
Total deferred policy acquisition costs	$1,330.3	$1,444.3	$(114.0)	(8%)

Deferred policy acquisition costs decreased primarily as a result of amortization for the nine months ended September 30, 2011. The deferred policy acquisition cost balance associated with the fixed annuities increased as the amortization of the block was offset by increase in deferred expenses related to sales of our fixed indexed annuities.

The decline in other assets was a result of a decrease in investment receivables attributable to a lower volume of investment sales and in prepaid reinsurance premiums as a result of timing of policy anniversaries.

The increase in the deferred tax asset was primarily driven by an increase in unrealized losses related to the available-for-sale debt securities.

Separate accounts decreased primarily from the decline in equity markets during the third quarter of 2011.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased primarily as a result of continued sales growth in fixed indexed annuities as illustrated in the table below entitled “Funds on Deposit”.

Net income in the current year contributed to the increase in total stockholders’ equity as well as an improvement in accumulated other comprehensive loss as a result of an increase in fair value of available-for-sale securities.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Deposits	$279.0	$38.7	$675.6	$84.8
Performance and interest credited	(350.5)	283.3	(138.6)	201.1
Fees	(13.0)	(13.3)	(41.6)	(41.9)
Benefits and surrenders	(134.9)	(123.4)	(426.4)	(405.3)
Change in funds on deposit	(219.4)	185.3	69.0	(161.3)
Funds on deposit, beginning of period	4,371.7	3,657.3	4,083.3	4,003.9
Annuity funds on deposit, end of period	$4,152.3	$3,842.6	$4,152.3	$3,842.6

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Annuity funds on deposit decreased $219.4 million during the three months ended September 30, 2011 and increased $69.0 million for the nine months ended September 30, 2010. The primary driver of the decrease in the third quarter of 2011 was negative performance in the equity markets which more than offset the deposits received as a result of continued sales growth, primarily of fixed indexed annuities.

Annuity funds on deposit increased $185.3 million and decreased $161.3 million during the three and nine months ended September 30, 2010. The increase in funds during the third quarter of 2010 reflected positive fund performance. While fund performance was also positive during for the nine months ended September 30, 2010, the fixed indexed annuity product was just beginning to gain traction in the market and, therefore, deposits did not fully offset surrenders related to variable annuities.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Deposits	$23.9	$26.2	$71.3	$82.5
Performance and interest credited	(138.8)	97.9	(76.9)	58.0
Fees and cost of insurance	(20.5)	(22.1)	(62.9)	(67.1)
Benefits and surrenders	(27.2)	(40.6)	(108.7)	(132.1)
Change in funds on deposit	(162.6)	61.4	(177.2)	(58.7)
Funds on deposit, beginning of period	1,137.0	1,048.4	1,151.6	1,168.5
Variable universal life funds on deposit, end of period	$974.4	$1,109.8	$974.4	$1,109.8

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

For the three and nine months ended September 30, 2011, variable universal life funds on deposit decreased $162.6 million and $177.2 million, respectively. The decline in funds on deposit was primarily related to negative fund performance during the third quarter of 2011. This compared to an increase of $61.4 million during the three months ended September 30, 2010 as a result of positive market performance. Funds on deposit declined $58.7 million during the nine months ended September 30, 2010 as new deposits and positive market performance did not offset surrenders, fees and cost of insurance charges.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2011	2010	2011	2010

Deposits	$94.2	$80.8	$285.0	$240.2
Interest credited	19.4	20.7	60.2	65.3
Fees and cost of insurance	(101.1)	(103.6)	(307.6)	(319.5)
Benefits and surrenders	(30.7)	(42.5)	(91.2)	(129.9)
Change in funds on deposit	(18.2)	(44.6)	(53.6)	(143.9)
Funds on deposit, beginning of period	1,883.5	1,981.4	1,918.9	2,080.7
Universal life funds on deposit, end of period	$1,865.3	$1,936.8	$1,865.3	$1,936.8

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Universal life funds on deposit decreased $18.2 million and $44.6 million during the three months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010, funds declined $53.6 million and $143.9 million, respectively. The declines were lower in the 2011 periods as compared to 2010 as a result of the increase in deposits as well as a decrease in surrenders.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2011, the Company had unfunded commitments of $237.3 million under such agreements, of which $72.8 million is expected to be funded by December 31, 2011.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2011, the Company had open commitments of $55.1 million under such agreements which are expected to be funded by December 31, 2011.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of September 30, 2011, the Company had funded $0.4 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $4.3 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the credit rating downgrade of Scottish Re in February 2009, we are continuing to monitor its financial situation and periodically assess the recoverability of the reinsurance recoverable. As of September 30, 2011, the Company had ceded statutory reserves of $57.0 million and no reinsurance receivable balance as Scottish Re was current on all its obligations. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $763.2 million at December 31, 2010 to $864.0 million at September 30, 2011. The principal factor resulting in this increase was net income of $121.8 million for the period.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2011, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2010 Annual Report on Form 10-K.

We made contributions to the IRS-qualified pension plan of $3.5 million in the first quarter of 2011, $3.8 million in the second quarter of 2011 and $10.1 million in the third quarter of 2011. We made contributions totaling $25.7 million during 2010. Over the next three months, we do not expect to make any additional contributions to the plans. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at September 30, 2011 in comparison to December 31, 2010.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2010 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our period reports under the Exchange Act.

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

Remediation Status

In response to the material weakness described above, management implemented additional processes and controls to ensure the operating effectiveness of the review of the valuation allowance and recoverability of the recorded deferred tax asset. As of September 30, 2011, these remedial actions were substantially complete but had not yet been tested through the year end reporting period, thus we were not able to conclude that this material weakness has been remediated and that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

Within the exception of the remedial actions described above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE PHOENIX COMPANIES, INC.

Date: November 4, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer