Form 10-K
period 2011-12-31
PHOENIX COMPANIES INC/DE
filed 2012-03-15
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2011, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.3 billion based on the last reported sale price of $2.46 per share of the common stock on the New York Stock Exchange on that date. On March 14, 2012, the registrant had 116.3 million shares of common stock outstanding; it had no non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.

Business

Overview

The Phoenix Companies, Inc. (“we,” “our,” the “Company,” “PNX” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our principal insurance company subsidiaries are Phoenix Life Insurance Company (“Phoenix Life”), domiciled in New York, and PHL Variable Insurance Company (“PHLVIC”), domiciled in Connecticut. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. As of December 31, 2011, we had $43.5 billion of net life insurance in force and $4.5 billion of annuity assets under management.

Since 2009, we have focused on selling products and services that are less capital intensive and less sensitive to our ratings. In 2011, Phoenix product sales were primarily in annuities and 93% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two businesses segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Target Market

Until 2009, our marketing strategies focused on high-net-worth and affluent households with sophisticated estate planning and other financial needs. The majority of our life insurance and annuities in force reflects this market focus. Following the loss of several distribution relationships and rating downgrades in 2009 we shifted our market focus. Today, our target market for new sales of Phoenix products consists of middle market households with a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement and modest death benefits. Our typical customer is between 50 and 80 years old, with an average annual income of $60,000 and an average net worth of $625,000.

Competition

We operate in a highly competitive industry. While there is no single company that we identify as a dominant competitor in our business, many of our competitors are substantially larger and have better financial strength ratings, more financial resources and greater marketing and distribution capabilities. Our products compete with similar products sold by other insurance companies and also with savings and investment products offered by banks, asset managers, and broker-dealers.

We believe our competitive strengths include product features, underwriting and mortality risk management expertise, partnering capabilities and value-added support provided to our distributors. Our ability to compete is based on these as well as other factors, including investment performance, service, price, distribution capabilities, scale, commission structure, brand recognition and financial strength ratings.

Major Products

Life Insurance

Whole Life: Whole life products provide permanent insurance coverage and tax-deferred savings in return for predetermined premium payments. Premiums are invested in our general account. For whole life policies in our closed block (see Note 4 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K), policies typically provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, provide for paid-up additional insurance or reduce the premiums required.

Universal Life: Universal life products provide permanent insurance coverage with a tax deferred savings element. They allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of charges for mortality costs and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.

Variable Universal Life: Variable universal life products are similar to universal life products, except that premiums may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the “Life Companies” (Phoenix Life and its subsidiaries)) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Annuities

Fixed Indexed Annuities: Fixed indexed annuities are single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2011, caps ranged from 1.00% to 5.75%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 69% of indexed annuity deposits in 2011 included premium bonuses ranging from 5% to 10% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases independent of the growth of the contract owner account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2011, approximately 87% of all indexed annuity contracts sold included a GMWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2011, approximately 20% of all indexed annuity contracts sold included a GMDB.

Fixed Annuities: Our single-premium deferred modified guaranteed fixed annuity meets the needs of clients who want a guaranteed rate of return over a specified period. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then current rates, subject to certain minimums. Our sales of fixed annuities during 2011 were de minimis.

Single Premium Immediate Annuities: We offer single premium immediate annuities (“SPIAs”) that provide guaranteed income beginning immediately, including one product that is designed for use in elder-care planning in conjunction with government benefits.

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

Many of our variable annuities include guaranteed minimum death, accumulation, withdrawal and income benefits.

Most of our variable annuities were sold before 2009.

Distribution and Related Services

Independent Producers: In 2009, consistent with our shift to the middle market, we began to distribute our products through independent producers who typically are affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing approximately 6,100 independent producers. In 2011, more than 2,150 producers sold at least one Phoenix policy. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs, and enhancing our servicing and support technology.

Establishment of Saybrus Partners, Inc.: In the fourth quarter of 2009, we established a distribution company, Saybrus. In addition to selling Phoenix products through selected independent producers and IMOs, Saybrus provides consulting services to distribution organizations in support of policies written by companies other than Phoenix. Saybrus’ revenues primarily consist of commissions based on successful sales.

Saybrus provides distribution partners with:

•

customized advice on estate planning, charitable giving planning and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance. Saybrus’ experts combine their advice with tailored presentations, educational materials and specimen legal documents;

•

market research and education programs designed to help advisors better understand which financial products the affluent and high-net-worth market demands; and

•

nationwide teams of life and annuity product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support.

Investments

Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2011, 91.9% of our debt securities portfolio was investment grade, compared with 91.3% as of December 31, 2010. We invest a small percentage of our assets in limited partnerships and other investments. While more volatile, this asset class has contributed substantially to our investment returns over time. As of December 31, 2011, 3.9% of cash and invested assets were allocated to this asset class.

Hedging

Certain of our policy features expose us to risks such as equity market risk, equity volatility risk and interest rate risk that we hedge using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2011, our net mark-to-market exposure to derivative counterparties was $132.1 million. All of the counterparties had a credit rating of A or better.

Policy Administration

As of December 31, 2011, we had 381,645 life insurance policies and 74,449 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration. We are in the process of outsourcing administration of certain additional policy blocks.

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

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. Beginning January 1, 2011, our retention limit on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

Effective October 1, 2011, Phoenix Life entered into an agreement that provides modified coinsurance for approximately one-third of the closed block policies. This contract did not meet the requirements of risk transfer in accordance with accounting principles generally accepted in the United States (“GAAP”). Therefore, assets and liabilities and premiums and benefits are netted on our consolidated balance sheet and consolidated income statement, respectively, as the right of offset exists.

The following table lists our top five reinsurance relationships as defined by reinsurance recoverable balance and ceded statutory reserves and the A.M. Best rating of each reinsurer.

Principal Life Reinsurers:	December 31, 2011
($ in millions)		Reinsurer’s
	Reinsurance	A.M. Best
	Balances	Rating

US CB Reinsurance 1 IC Limited(1)	$290.6	NR
RGA Reinsurance Company	$191.8	A+
Swiss Reinsurance Group(2)	$166.1	A+
AEGON USA(3)	$145.8	A+
Scottish Re (US) Inc(4)	$58.4	NR

———————

(1)

US CB Reinsurance 1 IC Limited is a subsidiary of Nomura Holdings which is rated BBB+ by S&P and Baa2 by Moody’s.

(2)

Swiss Reinsurance Group includes Swiss Re Life & Health America Inc and Reassure America Life Insurance Co.

(3)

Transamerica Financial Life and Transamerica Life Insurance are both subsidiaries of AEGON.

(4)

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis.

See Note 5 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding reinsurance.

Regulation

Phoenix Life and PHLVIC are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

•

Financial considerations, including standards of solvency, statutory reserves, reinsurance and capital adequacy;

•

Trade practices and market conduct;

•

Approval of policy forms and certain other related materials;

•

Permitted types and concentration of investments;

•

Permitted dividends or other distributions, as well as transactions between an insurer and its affiliates; and

•

Approval of interest payments on surplus notes.

Our insurance subsidiaries file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices.

Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require us to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The most recent examination of Phoenix Life was concluded in 2010 by the Florida Office of Insurance Regulation. No violations were found as a result of the examination. The most recent examination of PHLVC was concluded in 2010 by the State of Delaware Department of Insurance. There were no violations found as a result of this examination.

Annually, our U.S. insurance subsidiaries are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus.

Each of our U.S. insurance subsidiaries reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2011, Phoenix Life’s RBC ratio was in excess of 200% of company action level risk based capital, the highest regulatory threshold.

Most states, including New York and Connecticut, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state.

Employees

At December 31, 2011, we employed approximately 600 people. We have experienced no work stoppages or strikes and consider our relations with our employees to be good. None of our employees are represented by a union.

General Development of Business

With roots dating to 1851, PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Annual Report on Form 10-K and is not incorporated into this report by reference.)

On December 31, 2008, we spun-off our asset management subsidiary, renamed Virtus, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders.

On June 23, 2010, the Company completed the divestiture of PFG Holdings, Inc. (“PFG”).

On November 18, 2011, the Company completed the sale of Goodwin Capital Advisers, Inc. (“Goodwin”).

See Notes 3 and 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on the sale of Goodwin and discontinued operations, respectively.

The following chart illustrates our corporate structure as of December 31, 2011.

	The Phoenix Companies, Inc.

100%	90%	100%

Phoenix Life Insurance Company	Saybrus Partners, Inc.	Other Subsidiaries

100%

PM Holdings, Inc.

100%

PHL Variable Insurance Company

100%

Other Subsidiaries

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

Item 1A.

Risk Factors

Our business, financial condition, and results of operations could be materially and adversely affected by unfavorable economic developments and the performance of the debt and equity markets.

Economic and market conditions materially and adversely affected us in the last recession. The economy may once again deteriorate. The resulting lack of credit, increase in defaults, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

These effects include, but are not limited to, the following:

•

Lower fee revenue and higher expenses. Significant declines in equity markets would decrease assets in our variable annuity and variable universal life product lines, resulting in lower fee income and increased amortization of deferred acquisition costs.

•

Realized and unrealized losses in our fixed income portfolio. The value of the portfolio would be depressed by general interest rate increases or credit spread widening, as well as by illiquidity and by changes in assumptions we use to estimate the fair value of securities. Bonds supported by residential and commercial mortgages could experience losses if the delinquency rates of the underlying mortgage loans increase.

•

Realized and unrealized losses in alternative asset classes. We invest in private equity funds, mezzanine funds, hedge funds, and other limited partnerships, which generate returns that are more volatile than other asset classes and are relatively illiquid and, therefore, may be harder to value or sell in adverse market conditions.

•

Higher statutory reserve and capital requirements. Certain regulatory reserve and capital requirements incorporate actual and expected future capital market conditions and could increase materially in the event of significant equity market declines or changes in interest rates, credit spreads and credit default rates.

•

Losses due to changes in accounting estimates. Significant accounting estimates may be materially affected by the equity and debt markets and their impact on expected customer behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance, interest rates and policyholder behavior.

•

Increased funding requirements for our pension plan. Approximately 70% of our pension plan assets are invested in equities and the remaining 30% in fixed income and other asset classes. We made contributions of $17.4 million to the pension plans during 2011. During 2012, we expect to make contributions of approximately $16.4 million to these plans. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the plan liabilities would increase.

•

Hedging losses or increased reserve requirements in our variable annuity business. We use derivatives to hedge the value of certain guaranteed benefits. These hedges and other management procedures could prove ineffective, especially during times of significant market volatility. For benefits that are not hedged, such as minimum death benefits and minimum income benefits we could be required to increase reserves in the event of a significant decline in the equity markets.

Persistent low interest rates or significant increases in interest rates could adversely affect our business and results of operations.

Our products expose us to significant interest rate risk. A substantial portion of our business is spread-based, meaning that profitability depends on our ability to invest premiums at yields in excess of the rates we credit to policyholders. The current low interest rate environment has meant that we have invested or reinvested cash flows at substantially lower yields than our existing portfolio yield, while our ability to reduce credited rates has been limited by contractual minimums. Persistent low interest rates could compound this spread compression. In addition, they could cause additional premium payments on products with flexible premium features, repayment of policy loans and lower policy surrenders.

Persistent low interest rates could also result in higher statutory reserve and capital requirements. The Life Companies are subject to annual asset adequacy testing, which requires additional reserves to be posted if projected asset cash flows and future premiums are not able to support future policy claims and surrenders under a range of possible scenarios.

Low interest rates have also increased the liability of our pension plans and other post-employment benefits. Further declines in interest rates could result in additional increases in these liabilities.

Conversely, if interest rates rise significantly, we could face an increase in unrealized losses in our investment portfolio. At the same time, it could cause life insurance policy loans, surrenders and withdrawals to increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed, which could cause us to realize investment losses.

Our actuarial reserve calculations, particularly for universal life death benefits and guaranteed annuity benefits require many assumptions and significant management judgment, which, if incorrect, could adversely affect our results of operations and financial condition.

We establish reserves to pay future policyholder benefits and claims. A significant proportion of our reserves do not represent policyholder funds but rather are actuarial estimates based on assumptions that include future premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, morbidity and persistency. As a result, we cannot be certain that the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If, in the future, we determine this to be the case, we would need to increase our reserves in the period in which we make the determination, which would adversely affect our results of operations.

We may experience losses if capital market conditions, mortality or longevity experience, policyholder behavior (e.g., persistency, premium payments, benefit utilization rates) or other factors differ significantly from the assumptions we used in pricing products.

We set prices for our insurance and annuity products based upon capital market assumptions, expected mortality or longevity, and expected policyholder behavior. For capital market assumptions such as equity market returns and investment portfolio yields we use current market observations, historical information and management judgment. For mortality and longevity rates we use standard actuarial tables, company experience and management judgment. For policyholder behavior assumptions we use available industry and company data. Assumptions used in pricing our products generally are consistent with assumptions used to initially determine the amortization of deferred acquisition costs. Adverse experience relative to these assumptions could have a material adverse effect on our results from operations and financial condition.

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for some purchases of our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured.

Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). In the past two years, we have implemented increases in the cost of insurance rates for certain universal life policies. However, these adjustments and any other permitted adjustments do not allow us to recoup past losses and may not be sufficient to maintain profitability in the future. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Our recent development of fixed indexed annuity products has required us to make assumptions about the behavior of policyholders in a market segment with which we are not historically familiar and for product features for which there is limited long-term industry experience. In particular, if our assumptions with respect to persistency and benefit utilization in the future prove inaccurate, we may experience an adverse impact on our results of operations or financial condition.

Adverse experience relative to our assumptions could also result in higher amortization of deferred policy acquisition costs. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” If our estimates of future gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in an “unlocking” charge to income. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

We have limited access to external sources of liquidity and financing.

Our current financial strength and credit ratings limit our access to external sources of liquidity and financing. During periods of capital market volatility, this access could be further constrained, and the cost of financing could increase significantly. Our ongoing needs for liquidity include policy claims, surrenders, policy loans, commissions, interest and operating expenses. In addition, we may from time to time have discrete needs for liquidity, such as contributions to our pension plan or legal settlements. Our principal sources of liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio. Sales of assets that are readily convertible into cash represent an additional source. We do not have in place credit facilities or letters of credit that we could draw upon to meet our liquidity requirements. Without sufficient liquidity, we could be forced to realize investment losses, deplete capital or curtail certain of our operations, which would adversely impact our results of operations and financial condition.

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

Certain of our products include guaranteed benefits. These include GMDBs, guaranteed minimum accumulation benefits (“GMABs”), GMWBs and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. We use models in many aspects of our operations, including but not limited to the pricing of products, estimation of actuarial reserves, amortization of deferred acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Our statutory capital could decrease or our capital requirements could increase and adversely affect our business.

We conduct the majority of our business through Phoenix Life and its indirect subsidiary, PHLVIC. As of December 31, 2011, Phoenix Life had statutory capital and surplus of $728.8 million, which included PHLVIC’s capital and surplus of $312.8 million. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by their respective insurance regulators and the National Association of Insurance Commissioners (“NAIC”). In addition, NAIC regulations define minimum risk-based capital (“RBC”) requirements relating to insurance, business, asset and interest rate risks, which are intended to be used by insurance regulators to identify deteriorating or weakly capitalized companies. Separately, some rating agencies have their own capital models that are used to assess capital adequacy as part of the rating process.

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by our insurance subsidiaries, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in interest rates and equity market levels, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, changes in the capital models or applicable risk factors, and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. If one or more of these factors significantly decreased statutory surplus or increased required RBC, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

We may be unsuccessful in our efforts to generate earnings growth in new market segments, particularly the sale of fixed indexed annuities to middle market customers.

We are implementing a business plan that leverages existing product manufacturing strengths and partnering capabilities to focus new business development in areas that are less capital intensive and appeal to distributors with middle market clients. We have limited experience in the middle market and in the design and sale of fixed indexed annuities. These products have required us to institute new processes for ensuring product suitability, executing hedges using derivatives, and processing transactions. In addition, the ultimate profitability of these products is significantly influenced by future investment earnings, policy holder behavior and estimates of longevity. If the new risk management processes we designed prove inadequate, or if future investment earnings, policyholder behavior or longevity differs significantly from expectations, our results from operations may be adversely affected and our growth may not be sustained.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

We record fixed maturity securities, equity securities and trading securities at fair value on our consolidated balance sheet. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and may change very rapidly as market conditions change or assumptions are modified. Changes in value may have a material adverse effect on our results of operations and financial condition.

In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Downgrades of debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings, and assign us debt ratings, based in each case on their opinions of the Company’s or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades since 2008 have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce access to financing and have a material adverse effect on our operations.

In light of the difficulties experienced by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We use reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2011, 66.1% of the total face amount of in-force policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us.

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

We periodically negotiate provisions and renewals of these agreements and there can be no assurance that their terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our results of operations.

We face strong competition in our businesses from insurance companies and other financial services firms. If we are unable to price our products competitively or provide competitive service we could lose existing customers or fail to attract new customers.

We operate in a highly competitive industry. While there is no single company that we identify as a dominant competitor in our business, many of our competitors are substantially larger and enjoy better financial strength ratings, more financial resources and greater marketing and distribution capabilities. Our products compete with similar products sold by other insurance companies and also with savings and investment products offered by banks, asset managers, and broker-dealers. Larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are also able to better withstand market disruption, offer more competitive pricing, and more effectively access debt and equity capital. Moreover, a significant proportion of sales in the life insurance and annuity industries represent exchanges from one company’s to another company’s products. To the extent that a more competitive product alternative with better product features is offered by another company, we could experience higher policy surrenders.

If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

As a holding company, The Phoenix Companies, Inc., depends on the ability of its subsidiaries to transfer funds to meet its obligations and pay shareholder dividends.

The Phoenix Companies, Inc., is a holding company, and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the surplus and earnings of Phoenix Life and the ability of this subsidiary to pay dividends or to advance or repay funds. Payments of dividends and advances or repayment of funds by Phoenix Life are restricted by the applicable laws and regulations, including laws establishing minimum solvency and liquidity thresholds. For example, the statutory ability of Phoenix Life to pay dividends to the Company without special regulatory approval is $71.8 million for 2012. Changes to these laws, or the application or implementation of those laws by regulatory agencies, could constrain the ability of PNX to meet its debt obligations and corporate expenses.

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

Tax law and policy are frequently reviewed and changed by the Internal Revenue Service and Congress and future changes in laws or regulations could increase our tax costs and make some of our products less attractive to consumers.

Significant and fundamental changes in U.S. federal income tax laws, Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and make certain of our products less attractive to consumers.

Certain products we offer, primarily life insurance and annuities, receive favorable tax treatment under current federal and state tax law. This favorable treatment may be considered as providing certain of our products a competitive tax advantage over noninsurance products. This advantage is separate from the death benefit protection and lifetime payout guarantees offered by life insurance and annuity products. In addition, an increasing proportion of our annuity contracts are issued in connection with Individual Retirement Accounts (“IRAs”), which also provide tax benefits to policyholders. Furthermore, a meaningful number of our in-force life insurance policies were originally sold for estate and business planning purposes.

The tax consequences associated with our products could be altered at any time by legislative, judicial, or administrative action. Any such action that increases the taxation on our products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.

With respect to life insurance company taxation, the current administration’s proposed federal budget includes substantial changes in the computation of the dividends received deduction relative to both general account and separate account dividends. If enacted, they could increase our taxable income and unfavorably impact our tax provision allocated to continuing operations, which would reduce our consolidated net income. The current administration has proposed certain other changes which, if adopted, could have a material adverse effect on our financial position and our ability to sell our products and could result in the surrender of some existing contracts and policies.

We also benefit from certain tax provisions, including but not limited to, deductibility of performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, as well as other corporate tax provisions, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated results of operations could be adversely impacted.

We cannot predict whether any relevant tax legislation will be enacted, what the impact of such legislation would be on our tax costs and sales of our products, what the specific terms of any such legislation will be or whether any such legislation would have a material adverse effect on our financial condition and results of operations.

Federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments, or constrain our operating and financial flexibility, any of which could adversely affect our business, results of operations, financial condition or liquidity.

We are subject to extensive laws and regulations administered and enforced by a number of different governmental authorities including state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, state attorneys general, and foreign regulators. In light of recent events involving certain financial institutions and the current financial crisis, the U.S. government has heightened its oversight of the financial services industry. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether such regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

Each of the authorities that regulates us exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. Although certain provisions became effective immediately, many of the Act’s provisions require adoption of rules that will govern implementation. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. The U. S. government has created the Federal Insurance Office (“FIO”) under the Act as a branch of the U. S. Treasury Department. Under its charge to improve consumer protection, the FIO may regulate actual product design and mandate additional disclosure rules. We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on valuation and cost of insurance increase issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific, such as business practices upon notification of death. We continue to cooperate with the applicable regulatory authorities in these matters. While the regulatory authorities have not taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, the U.S. government has heightened its oversight of the financial services industry in general and of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could, among other items, harm our business prospects, result in regulatory or legislative responses and have an adverse effect on our consolidated financial statements.

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

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.

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

We identified a material weakness in our internal controls over financial reporting during the year ended December 31, 2010 which was remediated during 2011. If we fail to maintain an effective system of internal controls over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain adequate internal controls our financial statements may not accurately reflect our financial condition, which could cause investors to lose confidence in our reported financial information and have an adverse effect on our business.

Item 1B.

Unresolved Staff Comments

As of December 31, 2011, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

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

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree Partners, LP (“Tiptree”) for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously.

Carol Curran, et al. v. AGL Life Assurance Co. et al. is a case filed in the state district court in Boulder County, Colorado that falls under the indemnification with Tiptree. The Company is not a party to the lawsuit. On August 8, 2011, the state district court judge certified a class action. On October 18, 2011, the Colorado Supreme Court granted defendants’ petition to determine whether the Securities Litigation Uniform Standards Act deprives the state court of jurisdiction of the class action as certified and issued a stay of the state court proceedings. On January 17, 2012, the Colorado Supreme Court dismissed the appeal without reaching the merits. The trial court proceedings will now continue. The outcome of this litigation and the amount, or range, of potential loss are uncertain.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of March 13, 2012, there were 192,698 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,502 shares in the ten years ended December 31, 2011. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933, as amended.

Throughout 2011, we issued an aggregate of 428,766 restricted stock units (“RSUs”) to our nine independent directors in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 as amended. Each of the RSUs is potentially convertible into one share of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has compensation plans under which equity securities of the Company are authorized for issuance. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2011 and 2010. The closing price of our common stock was $1.68 per share at December 31, 2011.

	2011		2010
	High	Low	High	Low

First Quarter	$2.86	$2.18	$3.01	$2.10
Second Quarter	$2.77	$2.08	$3.83	$2.11
Third Quarter	$2.56	$1.19	$2.48	$1.61
Fourth Quarter	$2.12	$0.97	$2.72	$1.98

Dividends

In 2011 and 2010, we did not pay any stockholder dividends.

Stock Performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Life and Health Insurance Index for the period December 31, 2006 through December 31, 2011.

The indices assume that $100 was invested on December 31, 2006, with dividends being reinvested.

Cumulative Total Return

December 31, 2006 through December 31, 2011

$110
100
90
80
70
60
50
40
30
20
10
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
PNX
S&P 500
S&P 500 Life & Health Insurance Index

Item 6.

Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2011 follows. We derived the balance sheet data for the years ended December 31, 2011 and 2010 and the income statement data for the years ended December 31, 2011, 2010 and 2009 from our consolidated financial statements in this Annual Report on Form 10-K. We derived the balance sheet data for the years ended December 31, 2009, 2008 and 2007 and the income statement data for the years ended December 31, 2008 and 2007 from audited consolidated financial statements not in this Annual Report on Form 10-K. We have reclassified certain amounts for prior years to conform with our fiscal year 2011 presentation.

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

Selected Financial Data:	Years Ended December 31,
($ in millions, except per share data)	2011	2010	2009	2008	2007
Income Statement Data(1)
Premiums(2)	$459.1	$521.4	$583.9	$664.3	$697.5
Fee income	597.1	630.2	648.1	601.3	499.4
Net investment income	809.9	844.6	786.7	912.5	1,056.7
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(64.6)	(105.2)	(201.5)	(245.0)	(51.9)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	38.9	55.6	93.1	—	—
Net OTTI losses recognized in earnings	(25.7)	(49.6)	(108.4)	(245.0)	(51.9)
Net realized investment gains (losses), excluding OTTI losses	9.3	39.7	6.2	(50.8)	45.9
Net realized investment losses	(16.4)	(9.9)	(102.2)	(295.8)	(6.0)
Total revenues	$1,849.7	$1,986.3	$1,916.5	$1,882.3	$2,247.6
Total benefits and expenses	$1,817.7	$2,021.0	$2,003.6	$2,177.6	$2,114.2

Income (loss) from continuing operations	$30.1	$(24.6)	$(196.0)	$(176.8)	$113.3
Income (loss) from discontinued operations, net of income taxes	(22.0)	12.0	(123.0)	(549.2)	4.3
Net income (loss)	$8.1	$(12.6)	$(319.0)	$(726.0)	$117.6

Basic Earnings Per Share(1)
Income (loss) from continuing operations	$0.26	$(0.21)	$(1.68)	$(1.55)	$1.00
Net income (loss)	$0.07	$(0.11)	$(2.74)	$(6.35)	$1.03
Diluted Earnings Per Share(1)
Income (loss) from continuing operations	$0.26	$(0.21)	$(1.68)	$(1.55)	$0.98
Net income (loss)	$0.07	$(0.11)	$(2.74)	$(6.35)	$1.01

Dividends per share	$—	$—	$—	$0.16	$0.16

Balance Sheet Data
Cash and investments	$15,362.0	$14,288.7	$13,736.9	$13,595.7	$15,706.4
Total assets	$21,439.9	$21,082.3	$24,586.2	$25,813.4	$30,501.2
Indebtedness	$426.9	$427.7	$428.0	$458.0	$627.7
Total liabilities	$20,313.7	$19,926.8	$23,455.1	$24,948.3	$28,222.2
Total stockholders’ equity	$1,126.2	$1,155.5	$1,131.1	$865.1	$2,279.0

Combined Statutory Data
Premiums, deposits and fees(3)	$1,508.1	$1,226.0	$1,201.5	$2,395.9	$2,566.2
Net income (loss)	$157.9	$188.1	$(148.4)	$(267.4)	$(25.2)
Capital and surplus(4)	$728.8	$658.5	$517.2	$758.9	$848.1
Asset valuation reserve (“AVR”)(5)	124.2	107.9	59.7	94.8	207.6
Capital, surplus and AVR	$853.0	$766.4	$576.9	$853.7	$1,055.7

———————

(1)

The reclassification of PFG and Phoenix Life and Reassurance of New York (“PLARNY”) to discontinued operations has been reflected for all years.

(2)

Prior period amounts have been revised to reflect the correction of an error related to the historical presentation of ceded premiums related to certain reinsurance contracts within the closed block. See Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding this revision.

(3)

Premiums, deposits and fees for 2011 include a reduction in premiums (ceded premiums) of $2,930.8 million related to the initial consideration of the Nomura closed block treaty. This was offset by $2,637.8 million for MODCO reserve adjustments, which also flow through revenue and are offset in this line item. The remaining $293.0 million offset for the coinsurance portion was presented through benefits (ceded reserves).

(4)

In accordance with accounting practices prescribed by the New York Department of Financial Services (“NYDFS”), Phoenix Life’s capital and surplus includes $174.2 million, $174.1 million, $174.1 million, $174.1 million and $156.5 million of surplus notes outstanding at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(5)

Amounts include both the PLIC and PHLVIC asset valuation reserve (“AVR”). AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (iv) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (v) the effect of limited access to external sources of liquidity and financing; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the impact of downgrades in our debt or financial strength ratings; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) tax developments may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that the actions and initiatives of the federal and state governments, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xx) regulatory developments or actions may harm our business; (xxi) legal actions could adversely affect our business or reputation; (xxii) potential future material losses from our discontinued reinsurance business; (xxiii) changes in accounting standards; (xxiv) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xxv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2011 and 2010; our consolidated results of operations for the years 2011, 2010 and 2009; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” included in Item 6 and our consolidated financial statements in this Annual Report on Form 10-K.

Executive Overview

Business

The Phoenix Companies, Inc. (the “Company” or “PNX”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We believe our competitive strengths include:

•

competitive and innovative products;

•

underwriting and mortality risk management expertise;

•

ability to develop business partnerships; and

•

value-added support provided to distributors by our wholesalers and operating personnel.

Since 2009, we have focused on selling products and services that are less capital intensive and less sensitive to our ratings. In 2011, 93% of Phoenix product sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two businesses segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

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

Apart from the closed block, our Life and Annuity segment’s profitability is driven by interaction of the following elements:

•

Fees on life and annuity products. Fees consist primarily of (1) cost of insurance charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk); (2) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (3) premium-based fees to cover premium taxes and renewal commissions; and (4) surrender charges.

•

Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and recoverables, interest credited to policyholders and changes in reserves for future claims payments. Certain universal life reserves are based on management’s assumptions about future cost of insurance fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves.

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits and the fair value of an embedded derivative liability. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs. The fair value of the embedded derivative liability is calculated using significant management estimates, including (1) the expected value of index credits on the next policy anniversary dates, (2) the interest rate used to project the future growth in the contract liability, (3) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (4) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

Certain of our variable annuity contracts include guaranteed minimum death and income benefits. The change in the liability associated with these guarantees is included in policy benefits. The value of these liabilities is sensitive to changes in equity markets, equity market volatility and interest rates, as well as subject to management assumptions regarding future surrenders, rider utilization rates and mortality.

•

Interest margins. Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•

Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead. They also include pension and other benefit costs which involve significant estimates and assumptions.

•

Deferred policy acquisition cost amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

•

Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable annuity contracts include guaranteed minimum withdrawal and accumulation benefits. The change in fair value related to the embedded derivative is also included in net realized gains or losses.

•

Income tax expense/benefit consists of both current and deferred tax provisions. Computation of these amounts is a function of pre-tax income and the application of relevant tax law and GAAP accounting guidance. In valuing our deferred tax assets, we make significant judgments with respect to the reversal of certain temporary book-to-tax differences, specifically estimates of future taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. We have recorded a valuation allowance against a significant portion of our deferred tax assets based on our assessment of the realizability of those assets. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

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

Recent Trends in Earnings Drivers

•

Fees on life and annuity products. Prior to the impact of the deferred policy acquisition cost unlocking noted below, fees on our life and annuity products declined $4.1 million in 2011 compared to 2010. The decline in fees was primarily a result of lower surrenders and a decline in funds under management in universal life, variable universal life and variable annuity products. Offsetting these declines was an increase in non-asset based fees related to fixed indexed annuities. In addition, cost of insurance fees declined $23.3 million, primarily related to lower universal life insurance in force.

•

Policy benefits. Policy benefits decreased $6.8 million in 2011 compared to 2010. Unlocking adjustments increased policy benefits by $4.8 million in 2011 compared to a decrease of $7.7 million in 2010. Excluding the impact of unlocking, the decrease in policy benefit expense on life insurance products was primarily a result of lower interest credited consistent with declining funds under management on universal life products, partially offset by higher death benefits. In addition, the change in fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees resulted in expense of $2.5 million and $5.4 million, respectively, in 2011. Expense related to the change in value of variable annuity guarantees was $30.3 million in 2011 compared to a benefit of $11.6 million in 2010.

•

Interest margins. Universal life interest margins increased primarily as a result of lower interest credited consistent with declining funds under management, partially offset by lower net investment income. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management. Investment income on assets backing surplus was $24.1 million in 2011, compared to $32.9 million in 2010. The decrease of $8.8 million was related to changes in valuation on partnership investments.

•

Operating expenses. Non-deferred operating expenses decreased $40.6 million to $225.7 million in 2011, compared to $266.3 million in 2010. The decrease in operating expenses was a result of lower professional fees and outside services as well as lower compensation related expenses.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, deferred policy acquisition cost amortization decreased $89.7 million to $210.7 million in 2011. This decrease in amortization was attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in an overall decrease in amortization of $2.9 million in 2011, compared to an acceleration of amortization of $46.4 million in 2010. In 2011, the unlocking primarily related to changes in assumptions for universal life policies which resulted in a decrease of $35.8 million from higher expected fees partially offset by an increase of $34.0 million from lower premium persistency. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business, which resulted in $36.6 million of additional amortization. Excluding the impact of the unlocking, amortization was lower by $41.4 million primarily related to universal life as a result of less favorable mortality experience during 2011.

•

Net realized investment gains or losses on investments. Net realized investment losses increased $6.5 million to $16.4 million in 2011, compared to $9.9 million in 2010. The increase in net realized investment losses was primarily a result of a decline in net transaction gains of $28.3 million. In addition, realized losses related to fair value options were $0.6 million in 2011 compared to realized gains of $3.5 million in 2010. These declines were offset by $23.9 million of lower impairment losses for 2011 compared to 2010. Realized losses on derivative assets and liabilities improved $2.0 million during 2011. This improvement was primarily attributable to $17.2 million of lower realized losses on a surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. This improvement was offset by a $16.6 million increase in realized losses on embedded derivative liabilities and a $2.5 million decrease in realized gains on derivatives associated with variable annuity guarantees. Realized gains associated with variable annuity guarantees included a gain of $15.9 million for 2011 associated with the non-performance risk factor compared to a gain of $1.4 million for 2010.

•

Income taxes. The Company recorded an income tax expense of $1.9 million to continuing operations in 2011, compared to an income tax benefit of $10.1 million to continuing operations in 2010. A deferred tax expense of $1.4 million in 2011 related to the establishment of a valuation allowance on a beginning-of-the-year deferred tax balance, which was not previously recognized. Additionally, current tax expense of $0.5 million was recognized related to alternative minimum tax (“AMT”). In 2010, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $12.1 million tax benefit was recorded to continuing operations, which was partially offset by current tax expense of $2.0 million.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany transactions, revenue in 2011 was $18.2 million, compared with $6.0 million in 2010. Of these amounts, revenue of $11.3 million and $2.7 million was earned from the sales of Phoenix life and annuity products in 2011 and 2010, respectively. Operating expenses declined to $19.5 million in 2011 from $25.0 million in 2010. This decline was primarily driven by a decrease in compensation related expenses.

Strategy and Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for profitability in 2012 and beyond. However, our business and results from operations are sensitive to general economic conditions as well as capital market trends, including equity markets and interest rates.

We expect to continue to focus on the following key strategic pillars in 2012:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

We believe there is significant demand for our products among middle market households seeking to accumulate assets and secure lifetime income during retirement. The current low interest rate environment provides limited opportunities for consumers to protect principal and generate predictable income. Our indexed annuity products are positioned favorably vis-à-vis traditional investments such as bank certificates of deposits.

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Recent Developments

Formation of Distribution Company

On November 3, 2009, we announced the formation of a distribution company subsidiary, Saybrus and that Saybrus had entered into an agreement with financial services firm Edward Jones to provide life insurance consulting services to the firm’s financial advisors. Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels. Saybrus signed additional consulting clients in 2010 and 2011.

Suspension of Distribution Relationships

In March 2009, our two largest life and annuity distributors, State Farm and National Life Group, stopped selling Phoenix products. The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Recent Acquisitions and Dispositions

Goodwin Capital Advisers, Inc.

On September 14, 2011, we entered into a definitive agreement to sell Goodwin Capital Advisers, Inc. (“Goodwin”) to Conning Holdings Corp. (“Conning Holdings”). Also, on September 14, 2011, we entered into multi-year investment management agreements with Conning, Inc. (“Conning”) under which Conning will manage the Company’s publicly-traded fixed income assets. Because of the ongoing cash flows associated with the investment management agreements, results of these operations have been reflected within continuing operations. The transaction closed on November 18, 2011. A realized gain of $4.0 million was recognized on the sale during the fourth quarter of 2011.

Private placement bond and limited partnership investments previously managed under Goodwin will continue to be managed by Phoenix under its subsidiary, Phoenix Life.

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, we determined that these operations are reflected as discontinued operations. On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend these matters vigorously. See Note 24 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6.0% long-term return assumption) Variable Universal Life (6.9% long-term return assumption)

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

Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year and are updated with experience studies. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Significant Assumption	Product	Explanation and Derivation

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of expenses incurred.
Reinsurance costs / recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience, analysis of market and industry trends, and other external events. Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the deferred policy acquisition cost balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long-term trend is observed in an interim period.

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Over the last several years, the Company has revised a number of assumptions, resulting in changes to expected future gross profits:

•

Separate account returns: Declines in equity markets have been reflected in the separate account return assumptions for variable annuities and variable universal life business to maintain reasonable reversion-to-mean rates of return. As part of our analysis of separate account returns, we performed two sensitivity tests. If, at December 31, 2011, we had reprojected EGPs using a 100 basis point lower separate account return assumption (after fund fees and mortality and expense charges) and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $6.1 million, before taxes. Conversely, a 100 basis point increase in the separate account return assumption would have decreased amortization and increased net income by approximately $3.8 million, before taxes.

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

•

Policyholder behavior: Changes in surrender and premium persistency assumptions have been based on actual experience and have resulted in both increases and decreases to projected EGPs. Policyholder behavior assumptions have been difficult to predict because they are subject to a combination of individual and external environmental factors. The impact of such changes is not uniform across different types of policies or time periods, with increases in amortization for some policies or time periods offset by decreases in others. In addition, changes in policyholder charges or credited rates directly affect EGPs and may also affect policyholder behavior in the future.

•

Expenses: Reductions in the Company’s cost structure have lowered policy administration expense assumptions embedded in EGPs. The impact of future reductions in policy administration expense could further increase EGPs and benefit net income.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of amounts that will come due to policyholders at some point in the future. Certain death and other insurance benefit features require an additional liability be held above the account value liability representing the present value of future benefits in excess of policyholders’ funds and recognizing this excess ratably based on expected assessments. For universal life policies, we calculate this liability based on our best estimate of surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and reinsurance costs and recoveries. Coincident with our deferred policy acquisition cost reviews, these assumptions are assessed on a regular basis based on our past experience, industry studies, regulatory requirements and estimates about the future. Additional policyholder liabilities related to GMIB and GMDB variable annuity contract riders are calculated using stochastic projections as they tend to vary with capital market movements.

See Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information.

Embedded Derivative Liabilities

We make guarantees on certain variable annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation of variable annuity GMAB and GMWB embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries.

This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2011 fair value of $41.9 million would increase to $44.7 million if the chosen spread were decreased by 50 basis points. If the chosen spread were increased by 50 basis points, the fair value would decrease to $39.3 million. The impact of the CSA at December 31, 2011 and 2010 was a reduction of $36.0 million and $19.9 million in the reserves associated with these riders, respectively.

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

Fair Value of Fixed Maturity Securities	As of December 31, 2011
by Pricing Source:	Fixed	% of
($ in millions)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$7,876.9	66.2%
Priced via matrices	3,037.3	25.5%
Priced via broker quotations	211.2	1.8%
Priced via other methods	496.4	4.2%
Short-term investments(1)	268.2	2.3%
Total	$11,890.0	100.0%

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

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to, the following:

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

On a quarterly basis, we review all securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized on pages 47,48 and 49, “Duration of Gross Unrealized Losses on Securities”. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt and Equity Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information.

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

As of December 31, 2011, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of the gross deferred tax liabilities as a source of income as well as the cumulative loss incurred over the three-year period ended December 31, 2011. As a result of the cumulative loss and all other relevant considerations, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We believe it is reasonably possible that the Company will begin to record positive three-year cumulative income during 2012, which could result in a reduction of the valuation allowance and a benefit to income tax expense.

As of December 31, 2011, a valuation allowance of $254.5 million has been recorded on net deferred tax assets of $372.7 million. We have concluded that a valuation allowance on the remaining $118.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is consistent with prior periods.

For the year ended December 31, 2011, we recognized a net increase in the valuation allowance of $13.5 million compared to 2010. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance corresponds to an increase of $1.6 million in income statement related deferred tax balances and an increase of $11.9 million in OCI-related deferred tax balances. The increase of $1.6 million in income statement related deferred tax balances is comprised of an increase of $7.8 million recorded to discontinued operations partially offset by a decrease of $6.2 million recorded to continuing operations. These movements in the valuation allowance offset movements in the net pre-valuation allowance deferred tax balances.

The tax provision reported in continuing operations of $1.9 million consists primarily of a deferred tax expense of $1.4 million related to the establishment of a valuation allowance on a beginning-of-the-year deferred tax balance, which was not previously recognized. Additionally, current tax expense of $0.5 million was recognized related to AMT. For the AMT, the expected deferred tax asset offset to the AMT credit carryforward was eliminated by an increase in the valuation allowance.

As of December 31, 2011, $314.1 million of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $170.8 million related to $487.9 million of federal net operating losses that are scheduled to expire between the years 2021 and 2031. An additional $136.2 million related to $389.2 million of federal capital losses that are scheduled to expire between the years 2012 and 2016, with $18.8 million and $205.5 million expiring in 2012 and 2013, respectively. The remaining amount of $7.1 million is attributable to state income tax net operating losses.

As of December 31, 2011, we had deferred income tax assets of $2.0 million related to foreign tax credit carryovers, which are expected to expire between the 2015 and 2020 tax years. As of December 31, 2011, we had deferred income tax assets of $35.3 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2031. Additionally, we had deferred income tax assets of $1.7 million related to AMT credit carryovers.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information related to income taxes.

Pension and Other Post-Employment Benefits

We have three defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our defined benefit plans were frozen. This change was announced in 2009 and a curtailment was recognized at that time for the reduction in the expected years of future service.

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

Consolidated Results of Operations

Summary Consolidated				Increase (decrease) and
Financial Data:	Years Ended December 31,			percentage change
($ in millions, except per share data)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

REVENUES
Premiums	$459.1	$521.4	$583.9	$(62.3)	(12%)	$(62.5)	(11%)
Fee income	597.1	630.2	648.1	(33.1)	(5%)	(17.9)	(3%)
Net investment income	809.9	844.6	786.7	(34.7)	(4%)	57.9	7%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(64.6)	(105.2)	(201.5)	40.6	39%	96.3	48%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	38.9	55.6	93.1	(16.7)	(30%)	(37.5)	(40%)
Net OTTI losses recognized in earnings	(25.7)	(49.6)	(108.4)	23.9	48%	58.8	54%
Net realized investment gains, excluding OTTI losses	9.3	39.7	6.2	(30.4)	(77%)	33.5	NM
Net realized investment losses	(16.4)	(9.9)	(102.2)	(6.5)	(66%)	92.3	90%
Total revenues	1,849.7	1,986.3	1,916.5	(136.6)	(7%)	69.8	4%

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,083.2	1,090.0	1,179.6	(6.8)	(1%)	(89.6)	(8%)
Policyholder dividends	246.9	309.8	226.8	(62.9)	(20%)	83.0	37%
Policy acquisition cost amortization	210.6	298.2	260.6	(87.6)	(29%)	37.6	14%
Interest expense on indebtedness	31.8	31.8	33.1	—	NM	(1.3)	(4%)
Other operating expenses	245.2	291.2	303.5	(46.0)	(16%)	(12.3)	(4%)
Total benefits and expenses	1,817.7	2,021.0	2,003.6	(203.3)	(10%)	17.4	1%
Income (loss) from continuing operations before income taxes	32.0	(34.7)	(87.1)	66.7	192%	52.4	60%
Income tax expense (benefit)	1.9	(10.1)	108.9	12.0	119%	(119.0)	(109%)
Income (loss) from continuing operations	30.1	(24.6)	(196.0)	54.7	222%	171.4	87%
Income (loss) from discontinued operations, net of income taxes	(22.0)	12.0	(123.0)	(34.0)	NM	135.0	110%
Net income (loss)	$8.1	$(12.6)	$(319.0)	$20.7	164%	$306.4	96%

Earnings (loss) per share:
Basic	$0.07	$(0.11)	$(2.74)	$0.18	164%	$2.63	96%
Diluted	$0.07	$(0.11)	$(2.74)	$0.18	164%	$2.63	96%

Weighted-average common shares outstanding (in millions)	116.5	116.3	116.5	0.2	NM	(0.2)	NM

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	118.0	116.3	116.5	1.7	1%	(0.2)	NM

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Net income from continuing operations for 2011 was $30.1 million, or $0.26 per share, compared to a net loss from continuing operations of $24.6 million, or $(0.21) per share for 2010. The increase in results from continuing operations reflects lower policy acquisition cost amortization, lower operating expenses and improvement in net realized investment losses. These items were partially offset by lower premiums and fee income as well as higher income tax expense.

Policy acquisition cost amortization decreased $87.6 million to $210.6 million in 2011. This decrease in amortization was attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in an overall decrease in amortization of $2.9 million in 2011, compared to an acceleration of amortization of $46.4 million in 2010. In 2011, the unlocking primarily related to changes in assumptions for universal life policies which resulted in a decrease of $35.8 million from higher expected fees partially offset by an increase of $34.0 million from lower premium persistency. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business which resulted in $36.6 million of additional amortization. Excluding the impact of the unlocking, amortization was lower by $41.4 million primarily related to universal life as a result of less favorable mortality experience during 2011.

Operating expenses decreased $46.0 million to $245.2 million in 2011, compared to $291.2 million in 2010. The decrease in operating expenses was a result of lower professional fees and outside services as well as lower compensation related expenses.

The Company recorded an income tax expense of $1.9 million to continuing operations in 2011, compared to an income tax benefit of $10.1 million to continuing operations in 2010. A deferred tax expense of $1.4 million in 2011 was related to the establishment of a valuation allowance on a beginning-of-the-year deferred tax balance, which was not previously recognized. Additionally, current tax expense of $0.5 million was recognized related to AMT. In 2010, as a result of an exception to the intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, a $12.1 million tax benefit was recorded to continuing operations, which was partially offset by current tax expense of $2.0 million.

Net realized investment losses increased $6.5 million to $16.4 million in 2011, compared to $9.9 million in 2010. The increase in net realized investment losses was primarily a result of a decline in net transaction gains of $28.3 million. In addition, realized losses related to fair value options were $0.6 million in 2011 compared to realized gains of $3.5 million in 2010. These declines were offset by $23.9 million of lower impairment losses for 2011 compared to 2010. Realized losses on derivative assets and liabilities improved $2.0 million during 2011. This improvement was primarily attributable to $17.2 million of lower realized losses on a surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. This improvement was offset by a $16.6 million increase in realized losses on embedded derivative liabilities and a $2.5 million decrease in realized gains on derivatives associated with variable annuity guarantees. Realized gains associated with variable annuity guarantees included a gain of $15.9 million for 2011 associated with the non-performance risk factor compared to a gain of $1.4 million for 2010.

Premium revenue declined as a result of lower renewal premiums on traditional life lines of business, as well as lower paid up additions on policies within the closed block, as a result of the change in the 2011 dividend scale.

Fees on our life and annuity products declined as a result of lower surrenders and a decline in funds under management on universal life, variable universal life and variable annuity products. Offsetting these declines was an increase in non-asset based fees related to fixed indexed annuities. In addition, cost of insurance fees declined $23.3 million primarily related to lower net insurance in force in our universal life lines of business.

A net loss from discontinued operations of $22.0 million was recognized during 2011 which was primarily attributable to our discontinued group accident and health reinsurance operations as we strengthened reserves to reflect developments in the contracts underlying the block. See Note 21 to our consolidated financial statements in this Form 10-K for more information on discontinued operations.

Year ended December 31, 2010 compared to year ended December 31, 2009

We recorded a net loss from continuing operations of $24.6 million, or $(0.21) per share, for 2010 compared to a net loss from continuing operations of $196.0 million, or $(1.68) per share, for 2009. The improvement in results from continuing operations reflects increased net investment income, lower net realized investment losses, lower policy benefits and lower income tax expense. These improvements were partially offset by lower premiums, higher policyholder dividends, and higher policy acquisition cost amortization.

Net investment income increased by $57.9 million to $844.6 million for 2010 compared to $786.7 million for 2009. The increase was primarily due to improved valuations and distributions from limited partnerships and other investments. These increases were partially offset by a decline in net investment income related to long-term debt securities as a result of lower yields and loss in income on previously impaired bonds.

Net realized investment losses improved $92.3 million to $9.9 million for 2010, compared to $102.2 million for 2009. The improvement in realized losses was a result of a significant decline in OTTIs. In addition, realized losses on derivative assets and liabilities improved to $7.9 million in 2010 compared to $31.0 million in 2009. This was primarily attributable to embedded derivatives associated with variable and fixed indexed annuity guarantees which had a gain of $11.1 million in 2010 versus a loss of $31.0 million in 2009. Of this improvement in embedded derivatives, $29.7 million was associated with the non-performance risk factor. This was partially offset by losses of $19.0 million on our surplus hedge that was entered into during 2010.

Policy benefits decreased $89.6 million to $1,090.0 million for 2010 from $1,179.6 million for 2009. Unlocking adjustments of $7.7 million and $18.7 million in 2010 and 2009, respectively, decreased overall death benefit and other insurance benefit reserves. Excluding the impact of unlocking, policyholder benefits decreased primarily as a result of the decrease in policyholder dividend obligations in the closed block as a result of the change in the 2011 dividend scale and improved mortality for universal life.

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

Policy acquisition cost amortization increased $37.6 million to $298.2 million in 2010 from $260.6 million in 2009. An unlocking of assumptions related to deferred policy acquisition costs resulted in an acceleration of amortization of $46.4 million in 2010 and $42.5 million in 2009. Excluding the impact of unlocking, amortization related to universal life increased as a result of higher mortality margins. Amortization related to annuities, excluding the impact of unlocking, also increased as a result of lower market performance and smaller improvement in the net amount at risk related to death benefit and other insurance benefit reserves. This was partially offset by lower amortization on the closed block as a result of decrease in surrenders.

For the year ended December 31, 2009, the net loss from discontinued operations primarily consisted of $71.7 million of reserve strengthening related to our discontinued accident and health business and a loss of $48.5 million associated with PFG. The loss related to PFG included $27.0 million for the impairment of goodwill and $22.7 million recognized as the loss on sale.

Income Taxes

The effective tax rate for 2011, 2010 and 2009 was 5.9%, 29.1% and (125.0%), respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2011 was the dividend received deduction and a decrease in the valuation allowance. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% in 2010 was an adjustment to tax attribute carryovers as a result of the effective settlement of an IRS audit, partially offset by a decrease in the valuation allowance.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information related to income taxes.

Effects of Inflation

For the years 2011, 2010 and 2009, inflation did not have a material effect on our consolidated results of operations.

Enterprise Risk Management

We have a comprehensive, enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. The Chief Risk Officer provides regular reports to our Board of Directors without the presence of other members of management. Our risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

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

•

credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest; and

•

equity risk, which relates to the volatility of prices for equity and equity-like investments, such as limited partnerships.

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

We also measure, manage and monitor market risk associated with our investments, both those backing insurance liabilities and those supporting surplus. This process primarily involves Corporate Portfolio Management. This organization makes recommendations and reports results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities”, following this discussion of Enterprise Risk Management, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2011, our asset and liability portfolio durations were approximately matched but reflected somewhat lower asset durations because of our continued emphasis on liquidity. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of	As of December 31, 2011
Fixed Income Financial Instruments:		-100 Basis		+100 Basis
($ in millions)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$194.3	$194.5	$194.3	$194.1
Available-for-sale debt securities	11,890.0	12,464.4	11,890.0	11,315.8
Totals	$12,084.3	$12,658.9	$12,084.3	$11,509.9

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

The table below shows the interest rate sensitivity of our derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of	As of December 31, 2011
Derivatives:		Weighted-	-100		+100
($ in millions)		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Cross currency swaps	$15.0	3.1	$0.2	$0.2	$0.2
Equity futures	70.0	0.3	(1.0)	(1.1)	(1.2)
Interest rate swaps	131.0	10.2	17.8	9.8	2.8
Variance swaps	0.9	5.6	3.6	3.2	2.8
Call options	355.0	0.6	8.6	9.0	9.4
Put options	406.0	7.1	126.9	109.7	94.4
Swaptions	25.0	2.3	—	0.3	0.7
Total	$1,002.9		$156.1	$131.1	$109.1

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on derivative instruments.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through internal staff and an outsource relationship, we employ experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below-investment-grade rated issuer exposure. In addition to monitoring counterparty exposures under current market conditions, exposures are monitored on the basis of a hypothetical “stressed” market environment involving a specific combination of declines in stock market prices and interest rates and a spike in implied option activity.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds, private equity partnership interests and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $35.7 and $47.5 million in available-for-sale equity securities on our balance sheet as of December 31, 2011 and 2010, respectively.

Certain annuity products sold by our Life Companies contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2011 and 2010, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $151.2 million and $116.7 million, respectively. This was our exposure to loss had all contract owners died on either December 31, 2011 or 2010. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The GMAB guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The GMWB guarantees that a policyholder can withdraw a certain percentage for life regardless of market performance. The GMIB guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We also offer a combination rider that offers both GMAB and GMDB benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The liabilities related to these benefits totaled $62.0 million and $32.1 million at December 31, 2011 and 2010, respectively.

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

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2011 we had reprojected EGPs using a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $6.1 million, before taxes.

If, instead, at December 31, 2011 we had reprojected EGPs using a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated decrease to amortization and increase to net income would have been approximately $3.8 million, before taxes.

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.0% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2011. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2011, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $186.7 million and $141.2 million, respectively. We made contributions totaling $17.4 million and $25.7 million to the pension plans during 2011 and 2010, respectively. Over the next 12 months, we expect to make contributions of approximately $16.4 million, of which approximately $3.4 million will be made in the first quarter of 2012.

Effective March 31, 2010, all benefit accruals under all of our defined benefit plans were frozen. This change was announced in 2009 and a curtailment was recognized at that time for the reduction in the expected years of future service.

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our employee benefit plans.

Debt and Equity Securities

We invest in a variety of debt and equity securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio.

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2011, our debt securities, with a fair value of $11,890.0 million, represented 78.4% of total investments.

Debt Securities Ratings by Percentage:
($ in millions)		As of December 31, 2011
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$7,008.1	59.0%	$6,541.1	57.6%
2	BBB	3,916.1	32.9%	3,699.3	32.6%
	Total investment grade	10,924.2	91.9%	10,240.4	90.2%
3	BB	568.1	4.8%	650.8	5.7%
4	B	207.9	1.7%	242.9	2.1%
5	CCC and lower	124.4	1.0%	149.3	1.4%
6	In or near default	65.4	0.6%	68.4	0.6%
	Total debt securities	$11,890.0	100.0%	$11,351.8	100.0%

Debt Securities by Type:	As of December 31, 2011
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$783.4	$708.6	$80.1	$(5.3)	$74.8
State and political subdivision	270.6	251.9	21.6	(2.9)	18.7
Foreign government	205.2	185.7	21.2	(1.7)	19.5
Corporate	6,599.4	6,167.0	603.9	(171.5)	432.4
CMBS	1,143.1	1,109.9	53.5	(20.3)	33.2
RMBS	2,131.3	2,132.9	80.3	(81.9)	(1.6)
CDO/CLO	250.6	294.2	4.5	(48.1)	(43.6)
Other asset-backed	506.4	501.6	11.1	(6.3)	4.8
Total debt securities	$11,890.0	$11,351.8	$876.2	$(338.0)	$538.2
Debt securities outside closed block
Unrealized gains	$4,272.7	$3,964.9	$307.8	$—	$307.8
Unrealized losses	1,264.2	1,478.7	—	(214.5)	(214.5)
Total outside the closed block	5,536.9	5,443.6	307.8	(214.5)	93.3
Debt securities in closed block
Unrealized gains	5,481.5	4,913.1	568.4	—	568.4
Unrealized losses	871.6	995.1	—	(123.5)	(123.5)
Total in the closed block	6,353.1	5,908.2	568.4	(123.5)	444.9
Total debt securities	$11,890.0	$11,351.8	$876.2	$(338.0)	$538.2

Debt Securities by Type and Credit Quality:	As of December 31, 2011
($ in millions)	Investment Grade		Below Investment Grade
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$780.9	$706.1	$2.5	$2.5
State and political subdivision	256.0	235.6	14.6	16.3
Foreign government	169.8	153.4	35.4	32.3
Corporate	6,027.2	5,520.7	572.2	646.3
CMBS	1,108.4	1,061.3	34.7	48.6
RMBS	2,004.3	1,976.5	127.0	156.4
CDO/CLO	144.6	159.8	106.0	134.4
Other asset-backed	433.0	427.2	73.4	74.4
Total debt securities	$10,924.2	$10,240.6	$965.8	$1,111.2

Percentage of total debt securities	91.9%	90.2%	8.1%	9.8%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2011 in our debt securities portfolio were banking (6.0%), electrical utilities (5.3%), insurance (3.6%), oil (3.6%) and diversified financial services (2.7%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Eurozone Exposure by Country	As of December 31, 2011
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities

Spain	$—	$11.7	$50.2	$61.9	0.5%
Ireland	—	5.2	43.4	48.6	0.4%
Italy	—	—	16.6	16.6	0.1%
Portugal	—	—	15.0	15.0	0.1%
Greece	—	—	—	—	0.0%
Total	—	16.9	125.2	142.1	1.1%

All other Eurozone(1)	—	62.7	156.6	219.3	1.9%
Total	$—	$79.6	$281.8	$361.4	3.0%

———————

(1)

Includes Belgium, Finland, France, Germany, Luxembourg and Netherlands.

Residential Mortgage-Backed Securities

We invest directly in RMBS. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. At December 31, 2011, 94.0% of the total residential portfolio was rated investment grade. We hold $476.7 million of RMBS investments backed by prime rated mortgages, $319.5 million backed by Alt-A mortgages and $158.9 million backed by sub-prime mortgages, which combined amount to 6.2% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 70.5% being rated NAIC-1 and 16.2% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2011 totaled $10.3 million. These impairments consist of $3.4 million from prime, $3.8 million from Alt-A and $3.1 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2011
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% General	AA/				CCC and	Near	% Closed
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,104.0	$1,176.2	7.7%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	47.1%
Prime	485.8	476.7	3.1%	81.7%	7.9%	9.3%	0.6%	0.3%	0.2%	39.4%
Alt-A	357.7	319.5	2.1%	49.1%	34.5%	11.0%	3.8%	1.5%	0.1%	28.1%
Sub-prime	185.4	158.9	1.0%	79.7%	4.3%	7.6%	5.6%	2.5%	0.3%	13.9%
Total	$2,132.9	$2,131.3	13.9%	86.8%	7.2%	4.3%	1.1%	0.5%	0.1%	40.0%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$392.2	$389.7	2.5%	0.0%	2.6%	11.2%	15.0%	35.2%	36.0%
NAIC-2	BBB	39.2	37.9	0.3%	0.0%	0.0%	27.8%	51.1%	21.1%	0.0%
NAIC-3	BB	47.8	44.1	0.3%	0.0%	0.0%	43.6%	48.3%	6.2%	1.9%
NAIC-4	B	3.1	2.9	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.5	1.2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	2.0	0.9	0.0%	0.0%	0.0%	0.0%	36.5%	2.4%	61.1%
Total		$485.8	$476.7	3.1%	0.0%	2.2%	15.4%	21.4%	31.0%	30.0%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$175.2	$156.9	1.0%	6.4%	0.0%	20.5%	15.9%	44.5%	12.7%
NAIC-2	BBB	119.3	110.1	0.7%	0.0%	3.7%	8.1%	23.5%	45.5%	19.2%
NAIC-3	BB	41.8	35.1	0.2%	0.0%	0.0%	11.5%	25.1%	46.0%	17.4%
NAIC-4	B	14.9	12.3	0.1%	0.0%	0.0%	0.0%	64.5%	14.9%	20.6%
NAIC-5	CCC and below	6.1	4.8	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
NAIC-6	In or near default	0.4	0.3	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Total		$357.7	$319.5	2.1%	3.2%	1.3%	14.1%	21.1%	44.7%	15.6%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$139.5	$126.6	0.8%	0.0%	6.1%	7.3%	43.7%	25.0%	17.9%
NAIC-2	BBB	7.0	6.8	0.0%	0.0%	75.4%	0.0%	21.0%	0.0%	3.6%
NAIC-3	BB	18.4	12.2	0.1%	0.0%	62.8%	0.0%	22.6%	0.0%	14.6%
NAIC-4	B	13.3	8.9	0.1%	0.0%	0.0%	48.9%	36.9%	0.0%	14.2%
NAIC-5	CCC and below	5.6	3.9	0.0%	0.0%	38.0%	0.0%	62.0%	0.0%	0.0%
NAIC-6	In or near default	1.6	0.5	0.0%	0.0%	0.0%	0.0%	0.7%	0.0%	99.3%
Total		$185.4	$158.9	1.0%	0.0%	13.9%	8.6%	41.0%	19.9%	16.6%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

We invest directly in CMBS. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Commercial Mortgage-Backed Securities:
($ in millions)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and	% Closed
Rating	Designation	Cost	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AAA/A	$1,073.2	$1,119.7	7.3%	22.1%	5.5%	12.6%	9.2%	50.6%	51.0%
NAIC-2	BBB	10.3	7.6	0.0%	0.0%	0.0%	39.3%	60.7%	0.0%	36.4%
NAIC-3	BB	27.8	23.3	0.2%	0.0%	33.3%	13.9%	43.8%	9.0%	18.5%
NAIC-4	B	11.9	11.1	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	44.1%
NAIC-5	CCC and below	25.6	11.3	0.1%	0.0%	0.0%	33.0%	0.0%	67.0%	77.9%
NAIC-6	In or near default	8.9	3.2	0.0%	0.0%	68.8%	0.0%	0.0%	31.2%	28.4%
Total		$1,157.7	$1,176.2	7.7%	21.0%	6.1%	12.8%	11.0%	49.1%	50.4%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $47.8 million and $33.1 million, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2011	2010	2009

Total other-than-temporary debt impairments	$(64.6)	$(104.6)	$(186.1)
Portion of loss recognized in OCI	38.9	55.6	93.1
Net debt impairments recognized in earnings	$(25.7)	$(49.0)	$(93.0)

Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	—
Foreign government	—	—	—
Corporate	(8.9)	(6.9)	(40.1)
CMBS	(3.6)	(6.6)	(1.5)
RMBS	(10.3)	(15.8)	(23.6)
CDO/CLO	(1.9)	(16.0)	(19.4)
Other asset-backed	(1.0)	(3.7)	(8.4)
Net debt security impairments	(25.7)	(49.0)	(93.0)
Equity security impairments	—	(0.6)	(5.2)
Limited partnerships and other investment impairments	—	—	(10.2)
Impairment losses	(25.7)	(49.6)	(108.4)
Debt security transaction gains	13.8	61.2	38.3
Debt security transaction losses	(5.9)	(15.8)	(62.1)
Equity security transaction gains	3.7	—	2.2
Equity security transaction losses	—	—	—
Limited partnerships and other investment gains	2.2	3.2	1.4
Limited partnerships and other investment losses	(2.0)	(4.5)	(3.6)
Sale of Goodwin	4.0	—	—
CDO deconsolidation	—	—	57.0
Net transaction gains	15.8	44.1	33.2
Derivative instruments	27.2	(25.2)	(121.1)
Embedded derivatives(1)	(33.1)	17.3	90.1
Fair value option investments	(0.6)	3.5	4.0
Net realized investment gains, excluding impairment losses	9.3	39.7	6.2
Net realized investment losses, including impairment losses	$(16.4)	$(9.9)	$(102.2)

———————

(1)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2011, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Fixed income OTTIs recorded in 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $25.7 million in 2011, $49.0 million in 2010 and $93.0 million in 2009. There were no equity security or limited partnership and other investment OTTIs in 2011 and $0.6 million and $15.4 million in 2010 and 2009, respectively, were recognized.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $38.9 million in 2011, $55.6 million in 2010 and $93.1 million in 2009.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2011	2010
($ in millions)
Balance, beginning of year	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(11.6)	(17.1)
Add: Credit losses on securities previously impaired(1)	(9.1)	(21.0)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	7.3	11.4
Less: Credit losses upon adoption of ASC 815	—	10.7
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of year	$(73.8)	$(60.4)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of December 31, 2011. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Gross and Net	As of December 31, 2011
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,526	1,149	2,416	906	1,110	243
Unrealized gains (losses)	$876.2	$(338.0)	$307.8	$(214.5)	$568.4	$(123.5)
Applicable policyholder dividend obligation (reduction)	568.4	(123.5)	—	—	568.4	(123.5)
Applicable deferred policy acquisition costs (benefit)	194.5	(121.9)	194.5	(121.9)	—	—
Applicable deferred income taxes (benefit)	39.6	(32.4)	39.6	(32.4)	—	—
Offsets to net unrealized gains (losses)	802.5	(277.8)	234.1	(154.3)	568.4	(123.5)
Unrealized gains (losses) after offsets	$73.7	$(60.2)	$73.7	$(60.2)	$—	$—
Net unrealized gains after offsets	$13.5		$13.5		$—

Equity securities
Number of positions	51	17	31	9	20	8
Unrealized gains (losses)	$12.2	$(6.0)	$7.9	$(2.9)	$4.3	$(3.1)
Applicable policyholder dividend obligation (reduction)	4.3	(3.1)	—	—	4.3	(3.1)
Applicable deferred income taxes (benefit)	2.8	(1.0)	2.8	(1.0)	—	—
Offsets to net unrealized gains (losses)	7.1	(4.1)	2.8	(1.0)	4.3	(3.1)
Unrealized gains (losses) after offsets	$5.1	$(1.9)	$5.1	$(1.9)	$—	$—
Net unrealized gains after offsets	$3.2		$3.2		$—

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	As of December 31,
($ in millions)	2011(1)	2010(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.4)
CMBS	(28.0)	(18.7)
RMBS	(89.6)	(72.2)
CDO/CLO	(24.2)	(19.9)
Other asset-backed	(1.2)	—
Total fixed maturity non-credit OTTI losses in AOCI	$(148.7)	$(116.2)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2011
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Total fair value	$1,264.2	$382.9	$155.5	$725.8
Total amortized cost	1,478.7	395.5	160.9	922.3
Unrealized losses	$(214.5)	$(12.6)	$(5.4)	$(196.5)
Unrealized losses after offsets	$(60.2)	$(4.5)	$(2.5)	$(53.2)
Number of securities	906	289	115	502

Investment grade:
Unrealized losses	$(81.2)	$(9.2)	$(4.3)	$(67.7)
Unrealized losses after offsets	$(25.5)	$(3.4)	$(1.9)	$(20.2)

Below investment grade:
Unrealized losses	$(133.3)	$(3.4)	$(1.1)	$(128.8)
Unrealized losses after offsets	$(34.7)	$(1.1)	$(0.6)	$(33.0)

Equity Securities Outside Closed Block
Unrealized losses	$(2.9)	$(2.5)	$—	$(0.4)
Unrealized losses after offsets	$(1.5)	$(1.2)	$—	$(0.3)
Number of securities	9	5	—	4

For debt securities outside of the closed block with gross unrealized losses, 42.4% of the unrealized losses after offsets pertain to investment grade securities and 57.6% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2011
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(146.8)	$(34.0)	$(6.0)	$(106.8)
Unrealized losses over 20% of cost after offsets	$(39.3)	$(12.1)	$(2.3)	$(24.9)
Number of securities	183	79	18	86

Investment grade:
Unrealized losses over 20% of cost	$(33.6)	$(13.6)	$(1.2)	$(18.8)
Unrealized losses over 20% of cost after offsets	$(10.0)	$(4.6)	$(0.8)	$(4.6)

Below investment grade:
Unrealized losses over 20% of cost	$(113.2)	$(20.4)	$(4.8)	$(88.0)
Unrealized losses over 20% of cost after offsets	$(29.3)	$(7.5)	$(1.5)	$(20.3)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(2.8)	$(2.4)	$—	$(0.4)
Unrealized losses over 20% of cost after offsets	$(1.4)	$(1.2)	$—	$(0.2)
Number of securities	5	2	1	2

Duration of Gross Unrealized Losses on	As of December 31, 2011
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$871.6	$255.8	$59.3	$556.5
Total amortized cost	995.1	268.3	62.1	664.7
Unrealized losses	$(123.5)	$(12.5)	$(2.8)	$(108.2)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	243	70	19	154

Investment grade:
Unrealized losses	$(71.2)	$(7.5)	$(2.1)	$(61.6)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(52.3)	$(5.0)	$(0.7)	$(46.6)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(3.1)	$(2.7)	$—	$(0.4)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	8	4	—	4

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at December 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2011
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(67.9)	$(44.5)	$(3.3)	$(20.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	52	30	4	18

Investment grade:
Unrealized losses over 20% of cost	$(30.2)	$(26.1)	$—	$(4.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(37.7)	$(18.4)	$(3.3)	$(16.0)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(2.9)	$(2.5)	$—	$(0.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	6	3	1	2

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:				Increase (decrease) and
($ in millions)	Years Ended December 31,			percentage change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Continuing operations:
Cash used for operating activities	$(157.0)	$(236.0)	$(683.8)	$79.0	33%	$447.8	65%
Cash provided by (used for) investing activities	(686.8)	(57.4)	709.6	(629.4)	NM	(767.0)	(108%)
Cash from (used for) financing activities	916.2	167.5	(196.8)	748.7	NM	364.3	185%
	$72.4	$(125.9)	$(171.0)	$198.3	158%	$45.1	26%

Discontinued operations:
Cash provided by (used for) operating activities	$18.6	$(22.0)	$100.8	$40.6	185%	$(122.8)	(122%)
Cash provided by (used for) investing activities	(18.6)	13.1	(47.1)	(31.7)	242%	60.2	128%
Cash provided by financing activities	—	—	0.2	—	NM	(0.2)	(100%)
	$—	$8.9	$(53.9)	$(8.9)	(100%)	$(62.8)	(117%)

———————

Not meaningful (NM)

2011 vs. 2010

Continuing Operations

Cash used for operating activities decreased by $79.0 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. This was primarily attributable to a $244.0 million decrease in policyholder benefits consistent with favorable persistency and mortality. While operating cash flows remain negative as of December 31, 2011, this was primarily driven by cash surrenders of deposit-type contracts for which funds are readily available in segregated separate accounts or liquid general account assets.

Cash flows used for investing activities increased $629.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary driver of this fluctuation was an increase in purchases of available-for- sale debt securities which was directly attributable to the increase in deposits related to fixed indexed annuities. In addition, sales of available-for-sale debt securities declined as a result of lower reinvestment rates. Cash proceeds of $1.0 million were received related to the sale of Goodwin in 2011 while $32.9 million of cash proceeds related to the sale of PFG and PLARNY were received in 2010.

Cash flows provided by financing activities increased $748.7 million to cash inflows of $916.2 million during the year ended December 31, 2011, compared to $167.5 million during the year ended December 31, 2010. This improvement was primarily a result of increase in policyholder deposits related to sales of fixed indexed annuities. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on financing activities.

Discontinued Operations

Cash flows used for operations related to discontinued operations declined as a result of the sale of PFG in the second quarter of 2010. This was offset by the increase in cash flows for investing activities in assets held to back higher discontinued group accident and health reinsurance reserves reported to us by certain ceding companies. See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on discontinued operations.

2010 vs. 2009

Continuing Operations

Cash used for operating activities decreased by $447.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily the result of a decrease in policyholder benefits of $415.5 million consistent with favorable mortality and lower surrenders as compared with prior year.

Cash flows used for investing activities decreased $767.0 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily attributable to the decline in sales and maturities of available-for-sale debt securities. In addition, outflows for policyholder loan advances decreased by $215.2 million as a result of repayment of outstanding loan balances primarily associated with one large surrender in the second quarter of 2009. Cash proceeds of $32.9 million were received from the sale of PFG and PLARNY.

Cash flows provided by financing activities were $167.5 million for the year ended December 31, 2010, an increase of $364.3 million compared to cash flows for financing activities of $196.8 million for the year ended December 31, 2009. This was primarily the result of a decrease of $253.8 million in policyholder withdrawals as a result of lower surrenders. In addition, policyholder deposits increased $95.6 million as a result of new sales of fixed indexed annuities. See Note 9 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on financing activities.

Discontinued Operations

Net cash flows provided by discontinued operations were positive for the year ended December 31, 2010, an increase of $62.8 million compared to the year ended December 31, 2009. This was primarily a result of a decrease in available-for-sale assets related to the discontinued reinsurance operations business consistent with the net decline in policyholder benefits and accruals during 2010. This compared to an increase in available-for-sale assets consistent with the net increase in policyholder benefits and accruals during 2009.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (“NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $71.8 million in 2012. During the year ended December 31, 2011, Phoenix Life paid $64.8 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and RBC of that entity. Our capitalization increased in the current and in the prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience future declines. As of December 31, 2011, we had $853.0 million of statutory capital, surplus and AVR. Our estimated RBC ratio was in excess of 200% at Phoenix Life. See Note 22 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

In 2011, 2010 and 2009, the Company did not pay any stockholder dividends.

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

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the years ended December 31, 2011, 2010 and 2009 was $19.3 million, $19.3 million and $20.6 million, respectively. As of December 31, 2011, future minimum annual principal payments on senior unsecured bonds are $252.8 million in 2032.

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Cash provided by operating activities	$44.8	$9.2	$9.1	$35.6	NM	$0.1	1%
Cash provided by (used for) investing activities	6.3	(7.7)	(29.3)	14.0	182%	21.6	74%
Cash used for financing activities	(0.7)	—	(13.2)	(0.7)	0%	13.2	100%
	$50.4	$1.5	$(33.4)	$48.9	NM	$34.9	104%

———————

Not meaningful (NM)

2011 vs. 2010

The increase in cash provided by operating activities for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily attributable to a $39.8 million increase in dividends from Phoenix Life.

Outflows used for investing activities decreased with lower capital contributions to subsidiaries. Additional inflows were recognized from debt security redemptions.

Cash used for financing activities of $0.7 million related to the repurchase of senior unsecured bonds.

2010 vs. 2009

Cash provided by operating activities remained flat for the year ended December 31, 2010, compared with the year ended December 31, 2009. Income tax benefits declined as a result of the prior year tax benefit recognized for the year ended December 31, 2009 related to the 2008 spin-off of Virtus. However, this decline was offset by an increase in cash dividends from subsidiaries as well as a decline in operating expenses.

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

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2011		2010
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$340.1	6%	$226.8	4%
Subject to discretionary withdrawal without adjustment	978.8	18%	997.3	20%
Subject to discretionary withdrawal with market value adjustment	1,226.2	22%	443.5	9%
Subject to discretionary withdrawal at contract value less surrender charge	43.7	1%	53.0	1%
Subject to discretionary withdrawal at market value	2,895.3	53%	3,352.0	66%
Total annuity contract reserves and deposit fund liability	$5,484.1	100%	$5,072.6	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2011, our Life Companies had approximately $10.9 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2011 were $2.4 billion.

Aggregate life surrenders in 2011 were 6.5% of related reserves, compared with 8.0% in 2010. Cash, treasuries and agency mortgage-backed securities accounted for 8.7% of fixed income investments at year end 2011, as compared to 8.5% at year end 2010. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

In 2004, we issued $175.0 million principal of surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs. Interest payments are at an annual rate of 7.15%, require the prior approval of the NYDFS and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York insurance law.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations.

On January 13, 2012, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on our ratings from stable to positive. On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on our ratings from negative to stable.

On December 16, 2011, Moody’s Investor Services affirmed our financial strength rating of Ba2 and our senior debt rating of B3. They changed their outlook on our ratings from stable to positive.

On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of CCC+. They changed their outlook on our ratings from negative to stable.

The financial strength and debt ratings as of March 14, 2012 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Positive	bb-	Positive
Moody’s	Ba2	Positive	B3	Positive
Standard & Poor’s	BB-	Stable	CCC+	Stable

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	As of December 31,		percentage change
	2011	2010	2011 vs. 2010
ASSETS
Available-for-sale debt securities, at fair value	$11,890.0	$10,893.8	$996.2	9%
Available-for-sale equity securities, at fair value	35.7	47.5	(11.8)	(25%)
Limited partnerships and other investments	601.3	600.0	1.3	NM
Policy loans, at unpaid principal balances	2,379.3	2,386.5	(7.2)	NM
Derivative instruments	174.8	136.9	37.9	28%
Fair value option investments	86.6	102.1	(15.5)	(15%)
Total investments	15,167.7	14,166.8	1,000.9	7%
Cash and cash equivalents	194.3	121.9	72.4	59%
Accrued investment income	175.6	169.5	6.1	4%
Receivables	415.1	405.7	9.4	2%
Deferred policy acquisition costs	1,317.6	1,444.3	(126.7)	(9%)
Deferred income taxes	118.2	116.4	1.8	2%
Other assets	164.6	180.5	(15.9)	(9%)
Discontinued operations assets	69.2	60.4	8.8	15%
Separate account assets	3,817.6	4,416.8	(599.2)	(14%)
Total assets	$21,439.9	$21,082.3	$357.6	2%

LIABILITIES
Policy liabilities and accruals	$12,967.8	$12,992.5	$(24.7)	NM
Policyholder deposit funds	2,429.4	1,494.1	935.3	63%
Indebtedness	426.9	427.7	(0.8)	NM
Other liabilities	613.7	546.3	67.4	12%
Discontinued operations liabilities	58.3	49.4	8.9	18%
Separate account liabilities	3,817.6	4,416.8	(599.2)	(14%)
Total liabilities	20,313.7	19,926.8	386.9	2%

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,631.8	2,632.3	(0.5)	NM
Accumulated other comprehensive loss	(170.7)	(133.8)	(36.9)	(28%)
Accumulated deficit	(1,155.4)	(1,163.5)	8.1	1%
Treasury stock	(179.5)	(179.5)	—	NM
Total stockholders’ equity	1,126.2	1,155.5	(29.3)	(3%)
Total liabilities and stockholders’ equity	$21,439.9	$21,082.3	$357.6	2%

———————

Not meaningful (NM)

December 31, 2011 compared to December 31, 2010

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business as sales continue to increase. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates have declined. Fair value option investments decreased primarily as a result of the sale of securitized financial assets for which an irrevocable election had been made to use the fair value option.

Deferred policy acquisition costs decreased related to variable universal life, universal, variable annuities and traditional life products primarily as a result of amortization for the year ended December 31, 2011. The deferred policy acquisition cost balance associated with the fixed annuities increased as the amortization of the block was offset by the increase in deferred expenses related to sales of our fixed indexed annuities. The table below presents deferred policy acquisition cost by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	As of December 31,		percentage change
($ in millions)	2011	2010	2011 vs. 2010

Variable universal life	$206.3	$238.5	$(32.2)	(14%)
Universal life	399.8	570.2	(170.4)	(30%)
Variable annuities	139.5	156.6	(17.1)	(11%)
Fixed annuities	132.9	33.5	99.4	NM
Traditional life	439.1	445.5	(6.4)	(1%)
Total deferred policy acquisition costs	$1,317.6	$1,444.3	$(126.7)	(9%)

———————

Not meaningful (NM)

The decline in other assets was a result of a decrease in investment receivables attributable to a lower volume of investment sales and a decrease in premises and equipment related to amortization.

Separate accounts decreased primarily from variable annuity surrenders and universal life fees and cost of insurance charges during 2011.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased primarily as a result of continued sales growth of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit”.

The decrease in total stockholders’ equity was primarily a result of other comprehensive loss from the increase in unrecognized loss and prior service costs on our pension and other post-employment plans as a result of the decline in interest rates.

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Funds on Deposit

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2011	2010	2009

Deposits	$951.5	$220.8	$142.6
Performance and interest credited	63.5	452.1	738.8
Fees	(55.1)	(56.2)	(53.7)
Benefits and surrenders	(547.8)	(537.3)	(643.4)
Change in funds on deposit	412.1	79.4	184.3
Funds on deposit, beginning of year	4,083.3	4,003.9	3,819.6
Annuity funds on deposit, end of year	$4,495.4	$4,083.3	$4,003.9

2011 vs. 2010

Annuity funds on deposit increased $412.1 million during the year ended December 31, 2011 compared to an increase of $79.4 million during the year ended December 31, 2010. The higher increase in 2011 was driven by deposits related to the growth in sales of the fixed index annuity product partially offset by lower fund performance and larger surrenders related to variable annuity products.

2010 vs. 2009

Annuity funds on deposit increased during each of the years ended December 31, 2010 and 2009. Funds on deposit increased $104.9 million more during 2009 than during 2010. While positive market performance contributed to the increase in both years, the market recovery during 2009 resulted in a larger increase of funds. Partially offsetting lower market performance was an increase in deposits over prior year, reflecting new sales of our fixed indexed annuities and lower surrenders in 2010 compared to 2009.

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2011	2010	2009

Deposits	$98.3	$108.5	$115.8
Performance and interest credited	(6.7)	143.6	244.3
Fees and cost of insurance	(83.1)	(89.1)	(95.3)
Benefits and surrenders	(141.0)	(179.9)	(161.4)
Change in funds on deposit	(132.5)	(16.9)	103.4
Funds on deposit, beginning of year	1,151.6	1,168.5	1,065.1
Variable universal life funds on deposit, end of year	$1,019.1	$1,151.6	$1,168.5

2011 vs. 2010

Variable universal life funds on deposit decreased $132.5 million compared to a decrease of $16.9 million during the years ended December 31, 2011 and 2010. The larger decline in 2011 was primarily driven by lower market performance partially offset by lower surrenders.

2010 vs. 2009

Variable universal life funds on deposit decreased for the year ended December 31, 2010 compared to an increase during the year ended December 31, 2009. Market performance was lower in 2010 compared to 2009 while surrenders were slightly higher. Deposits and fees and cost of insurance remained relatively flat.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2011	2010	2009

Deposits	$384.5	$336.2	$351.4
Interest credited	79.2	85.7	96.6
Fees and cost of insurance	(404.5)	(420.1)	(434.4)
Benefits and surrenders	(125.3)	(163.6)	(188.9)
Change in funds on deposit	(66.1)	(161.8)	(175.3)
Funds on deposit, beginning of year	1,918.9	2,080.7	2,256.0
Universal life funds on deposit, end of year	$1,852.8	$1,918.9	$2,080.7

2011 vs. 2010

Universal life funds on deposit decreased $66.1 million and $161.8 million during the years ended December 31, 2011 and 2010, respectively. The declines were lower in 2011 as compared to 2010 as a result of the increase in deposits as well as a decrease in surrenders.

2010 vs. 2009

Universal life funds on deposit decreased during both years ended December 31, 2010 and 2009. Fees and cost of insurance charges offset deposits and interest credited during both periods. Benefits and surrenders improved in 2010 compared to 2009 as a result of favorable mortality experience.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2011
	Total	2012	2013 – 2014	2015 – 2016	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$1,081.7	$31.4	$62.8	$62.8	$924.7
Operating lease obligations(1)	18.6	1.6	2.7	2.6	11.7
Other purchase liabilities(2)	119.0	37.6	47.6	27.2	6.6
Policyholder contractual obligation(3)	40,023.4	2,098.8	4,023.5	3,843.9	30,057.2
Total contractual obligations(4)	$41,242.7	$2,169.4	$4,136.6	$3,936.5	$31,000.2

Commercial Commitment Expirations
Other commercial commitments(5)	$244.9	$95.7	$87.6	$55.8	$5.8
Total commercial commitments	$244.9	$95.7	$87.6	$55.8	$5.8

———————

(1)

All future obligations for leased property of our discontinued operations were assumed by the buyer upon completion of the sale on June 23, 2010. See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

(2)

Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount does not include our expected pension contribution of approximately $16.4 million in 2012. See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on pension and other postretirement benefits.

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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2011 consolidated balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(4)

We do not anticipate any increases to unrecognized tax benefits that would have a significant impact on the financial position of the Company. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

 (5)

Other commercial commitments relate to agreements to fund limited partnerships. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Commitments Related to Recent Business Combinations

Goodwin Capital Advisers, Inc.

On September 14, 2011, we entered into a definitive agreement to sell Goodwin Capital Advisers, Inc. (“Goodwin”) to Conning Holdings. Also, on September 14, 2011, we entered into multi-year investment management agreements with Conning under which Conning will manage the Company’s publicly-traded fixed income assets. Because of the ongoing cash flows associated with the investment management agreements, results of these operations have been reflected within continuing operations. The transaction closed on November 18, 2011. A realized gain of $4.0 million was recognized on the sale during the fourth quarter of 2011.

Private placement bonds and limited partnership investments previously managed under Goodwin will continue to be managed by Phoenix under its subsidiary, Phoenix Life.

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

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $13.2 million, $20.1 million and $46.7 million for 2011, 2010 and 2009, respectively.

We have three defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our defined benefit plans were frozen. This change was announced in 2009 and a curtailment was recognized at that time for the reduction in the expected years of future service.

Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded at 80% of the funding target liabilities as of December 31, 2011.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2011 and 2010 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2011	2010

Plan assets, end of year	$437.9	$436.0
Projected benefit obligation, end of year	(624.6)	(575.8)
Plan assets less than projected benefit obligations, end of year	$(186.7)	$(139.8)

To meet the above funding objectives, we made contributions to the pension plan totaling $17.4 million and $25.7 million during 2011 and 2010, respectively. Over the next 12 months, we expect to make contributions of approximately $16.4 million from the Company’s operating cash flow, of which approximately $3.4 million will be made in the first quarter of 2012.

The changes in the projected benefit obligations of the employee plan at December 31, 2011 as compared to December 31, 2010 were principally the result of accrued interest cost and actuarial losses due to assumption changes.

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments to retirees as they become due under these plans from cash-flow from operations. The projected benefit obligations for the years ended December 31, 2011 and 2010 were $141.2 million and $133.3 million, respectively.

The changes in the projected benefit obligations of the supplemental plans at December 31, 2011 as compared to December 31, 2010 were principally the result of accrued interest cost and actuarial losses due to assumption changes.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $58.8 million and $58.8 million as of December 31, 2011 and 2010, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

We have entered into agreements with certain key executives of the Company that will, under a change in control, provide separation benefits upon the termination of the executive’s employment by the Company for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements. The agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements. As soon as reasonably possible upon a change in control, as so defined, we are required to make an irrevocable contribution to a trust in an amount sufficient to pay benefits due under these agreements.

We have agreements with certain of our employees that provide for additional retirement benefits. In the year ended December 31, 2011, the estimated liability for these guarantees was $17.9 million.

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 12 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on variable interest entities.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis. As of December 31, 2011, the Company has ceded reserves of $56.5 million and a reinsurance receivable balance of $1.9 million with Scottish Re. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. As such, no allowance has been established.

Effective October 1, 2011, Phoenix Life entered into an agreement that provides modified coinsurance for approximately one-third of the closed block policies. This contract did not meet the requirements of risk transfer in accordance with GAAP. Therefore, assets and liabilities and premiums and benefits are netted on our consolidated balance sheet and consolidated income statement, respectively, as the right of offset exists.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $763.2 million at December 31, 2010 to $845.7 million at December 31, 2011. The principal factors resulting in this increase were net gain from operations of $130.5 million offset by dividends paid to PNX of $64.8 million.

Section 1322 of New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the NYDFS explicit regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR plus one-half the policyholder dividend liability) does not exceed certain RBC levels. Each of our other life insurance subsidiaries is also subject to these same RBC requirements.

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

The estimated RBC of Phoenix Life as of December 31, 2011 was in excess of 200% of the Company Action Level.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s annual and quarterly reports filed with the SEC during 2011, management had previously concluded that as of December 31, 2010 the Company had a material weakness in its internal control over financial reporting, specifically those controls designed to ensure the operating effectiveness of the review of the valuation allowance and recoverability of the recorded deferred tax asset.

By the end of the fourth quarter of 2011, all of the control enhancements and additional processes implemented by management were in place for a period of time sufficient to enable management to conclude that the material weakness had been remediated. These enhancements included additional documentation and review of tax judgments and conclusions reached relative to the deferred tax valuation allowance.

Management has concluded that as of December 31, 2011, these corrective actions have remediated the Company’s previously reported material weakness in internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405 and paragraphs I(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2012 annual meeting of shareholders, or our 2012 Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Charter and Report”.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2012.

JAMES D. WEHR, age 54, has been President and Chief Executive Officer since April 2009. Previously, Mr. Wehr served as Senior Executive Vice President and Chief Investment Officer of the Company since February 2007, Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, Mr. Wehr was Senior Managing Director and Portfolio Manager of Virtus from 1995 through 2003. Mr. Wehr joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

PETER A. HOFMANN, age 53, has been Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Previously, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering.

PHILIP K. POLKINGHORN, age 54, has been Senior Executive Vice President, Business Development, of the Company since February 2007. Previously, Mr. Polkinghorn served as Executive Vice President, Life and Annuity of the Company since March 2004. Prior to joining the Company in 2004, Mr. Polkinghorn had been Vice President of Sun Life Financial Company since 2001 with responsibility for the overall management of its annuity business.

EDWARD W. CASSIDY, age 51, has been Executive Vice President, Distribution, of the Company since May 2007, and the Managing Principal of Saybrus Partners, Inc., a Phoenix subsidiary since 2009. Prior to joining the Company in 2006, Mr. Cassidy had been Senior Vice President of Principal Financial Group with responsibility for the oversight of the individual life insurance business, including product development, marketing, underwriting and risk management. Prior to that, Mr. Cassidy spent 15 years at Travelers Life and Annuity Company, where he held a variety of senior distribution positions and, ultimately, as president of Travelers Life Division.

JOHN V. LAGRASSE, age 61, has been Executive Vice President, Alternative Retirement Solutions of the Company since 2007. Mr. LaGrasse joined the Company in 2004 and held a variety of information technology and operational positions including Chief Information Officer of the Company. Prior to joining Phoenix, Mr. LaGrasse owned and led IMAGEN, LLC, a marketing and advertising support company. Prior to that Mr. LaGrasse had served as Executive Vice President and Chief Information Officer of American General Corporation, part of the American General Financial Group.

BONNIE J. MALLEY, age 50, has been Executive Vice President and Chief Administrative Officer, of the Company since 2008. Previously, Ms. Malley served as the head of Human Resources since August 2002 and, in the ensuing years, added other administrative functions. Ms. Malley served as Senior Vice President and Chief Accounting Officer in 2001 and Vice President, Corporate Finance in 1998. Ms. Malley joined the Company in 1985 as a staff auditor within the securities accounting and investment accounting functions.

JOHN T. MULRAIN, age 62, has been Executive Vice President, General Counsel and Secretary of the Company since February 2011. Previously, Mr. Mulrain served as Senior Vice President, General Counsel and Secretary of the Company since July 2009 with responsibility for all legal functions, including corporate compliance, and corporate secretary duties. Prior to that Mr. Mulrain served as Vice President and Counsel, focusing primarily on legal issues relating to investments and portfolio management.

CHRISTOPHER M. WILKOS, age 54, has been Executive Vice President and Chief Investment Officer of the Company since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997. Prior to that, he was employed as a portfolio manager and Vice President of Portfolio Strategy at Connecticut Mutual Life.

MICHAEL E. HANRAHAN, age 50, has been Chief Accounting Officer of the Company since February 2010. Mr. Hanrahan had previously held the position of Vice President, Corporate Controller since he joined the Company in November 2008. Prior to that, he had served as Vice President, Corporate Controller of Allied World Assurance Company since 2006 and Vice President, Retirement Division Controller of Prudential Financial since April 2004. Prior to that, Mr. Hanrahan held a series of increasingly senior roles in CIGNA’s retirement and investment businesses since March 1996.

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

Item 11.

Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2012 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2012 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2011 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance. In connection with the dividend related to the spin-off of Virtus, effective December 31, 2008, outstanding stock option and non-vested RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, non-vested awards to Virtus employees were cancelled. As such, unless noted otherwise, the figures listed in the table below and the accompanying footnotes reflect the status of our equity compensation plans after these modifications were made.

	(A)	(B)	(C)
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise	issue price of	future issuance under
Plan Category	of outstanding options,	outstanding options,	equity compensation plans,
	warrants and rights	warrants and rights(1)	excluding securities
			reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	1,998,474 (3)	N/A	41,055
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan(4)	3,710,652 (5)	$10.71	1,792,695
– Directors Stock Plan(6)	95,316 (7)	$13.98	912,473
Total plans not approved by shareholders	3,805,968	$10.79	2,705,168
Total	5,804,442	$10.79	2,746,223

———————

(1)

Does not take RSUs into account.

(2)

A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as Exhibit 10.22 to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

(3)

This figure consists of the shares underlying 1,223,528 RSUs that vest over time, 453,095 RSUs that are subject to performance contingencies and 321,851 RSUs that are subject to no contingencies (but which are not currently convertible).

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,316,858 of which are fully vested, 143,794 of which are subject to vesting with the passage of time and 250,000 of which are subject to performance contingencies).

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Proposal 1: Election of Directors” of our 2012 Proxy Statement.

Item 14.

Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2012 Proxy Statement.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 15, 2012	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 15, 2012	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 15, 2012	By:	/s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 15, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Ann Maynard Gray, Director

*	*
Arthur P. Byrne, Director	Thomas S. Johnson, Chairman

*	*
Sanford Cloud, Jr., Director	Augustus K. Oliver, II, Director

*	/s/ James D. Wehr
Gordon J. Davis, Director	James D. Wehr, Director

*	*
John H. Forsgren, Director	Arthur F. Weinbach, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2012

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheets

($ in millions, except share data)

December 31, 2011 and 2010

	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,351.8 and $10,627.7)	$11,890.0	$10,893.8
Available-for-sale equity securities, at fair value (cost of $29.5 and $28.7)	35.7	47.5
Limited partnerships and other investments	601.3	600.0
Policy loans, at unpaid principal balances	2,379.3	2,386.5
Derivative instruments	174.8	136.9
Fair value option investments	86.6	102.1
Total investments	15,167.7	14,166.8
Cash and cash equivalents	194.3	121.9
Accrued investment income	175.6	169.5
Receivables	415.1	405.7
Deferred policy acquisition costs	1,317.6	1,444.3
Deferred income taxes	118.2	116.4
Other assets	164.6	180.5
Discontinued operations assets	69.2	60.4
Separate account assets	3,817.6	4,416.8
Total assets	$21,439.9	$21,082.3

LIABILITIES:
Policy liabilities and accruals	$12,967.8	$12,992.5
Policyholder deposit funds	2,429.4	1,494.1
Indebtedness	426.9	427.7
Other liabilities	613.7	546.3
Discontinued operations liabilities	58.3	49.4
Separate account liabilities	3,817.6	4,416.8
Total liabilities	20,313.7	19,926.8

COMMITMENTS AND CONTINGENCIES (NOTES 23, 24 & 25)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.3 million and 116.1 million shares outstanding	1.3	1.3
Additional paid-in capital	2,630.5	2,631.0
Accumulated other comprehensive loss	(170.7)	(133.8)
Accumulated deficit	(1,155.4)	(1,163.5)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,126.2	1,155.5
Total liabilities and stockholders’ equity	$21,439.9	$21,082.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUES:
Premiums	$459.1	$521.4	$583.9
Fee income	597.1	630.2	648.1
Net investment income	809.9	844.6	786.7
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(64.6)	(105.2)	(201.5)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	38.9	55.6	93.1
Net OTTI losses recognized in earnings	(25.7)	(49.6)	(108.4)
Net realized investment gains, excluding OTTI losses	9.3	39.7	6.2
Net realized investment losses	(16.4)	(9.9)	(102.2)
Total revenues	1,849.7	1,986.3	1,916.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,083.2	1,090.0	1,179.6
Policyholder dividends	246.9	309.8	226.8
Policy acquisition cost amortization	210.6	298.2	260.6
Interest expense on indebtedness	31.8	31.8	33.1
Other operating expenses	245.2	291.2	303.5
Total benefits and expenses	1,817.7	2,021.0	2,003.6
Income (loss) from continuing operations before income taxes	32.0	(34.7)	(87.1)
Income tax expense (benefit)	1.9	(10.1)	108.9
Income (loss) from continuing operations	30.1	(24.6)	(196.0)
Income (loss) from discontinued operations, net of income taxes	(22.0)	12.0	(123.0)
Net income (loss)	$8.1	$(12.6)	$(319.0)

EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations – basic	$0.26	$(0.21)	$(1.68)
Earnings (loss) from continuing operations – diluted	$0.26	$(0.21)	$(1.68)
Earnings (loss) from discontinued operations – basic	$(0.19)	$0.10	$(1.06)
Earnings (loss) from discontinued operations – diluted	$(0.19)	$0.10	$(1.06)
Net earnings (loss) – basic	$0.07	$(0.11)	$(2.74)
Net earnings (loss) – diluted	$0.07	$(0.11)	$(2.74)
Basic weighted-average common shares outstanding (in thousands)	116,537	116,340	116,473
Diluted weighted-average common shares outstanding (in thousands)	117,964	116,340	116,473

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$8.1	$(12.6)	$(319.0)
Net unrealized investment gains	41.9	97.8	570.1
Non-credit portion of OTTI losses recognized in OCI	(25.3)	(36.1)	(60.5)
Net unrealized other gains (losses)	(53.7)	(38.7)	58.1
Net unrealized derivative instruments gains (losses)	0.2	12.8	(4.0)
Other comprehensive income (loss)	(36.9)	35.8	563.7
Comprehensive income (loss)	$(28.8)	$23.2	$244.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Cash Flows

($ in millions)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$8.1	$(12.6)	$(319.0)
Net realized investment losses	16.4	9.9	102.2
Amortization of deferred policy acquisition costs	210.6	298.2	260.6
Policy acquisition costs deferred	(141.1)	(27.0)	(67.6)
Amortization and depreciation	12.8	11.3	26.3
Change in:
Accrued investment income	(50.8)	(16.4)	78.4
Deferred income taxes	1.0	(12.8)	94.2
Receivables	(7.3)	(49.1)	9.2
Policy liabilities and accruals	(203.3)	(447.3)	(862.8)
Other assets and other liabilities, net	(3.4)	9.8	(5.3)
Cash provided by (used for) continuing operations	(157.0)	(236.0)	(683.8)
Discontinued operations, net	18.6	(22.0)	(100.8)
Cash provided by (used for) operating activities	(138.4)	(258.0)	(583.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(3,189.0)	(2,758.4)	(2,678.2)
Available-for-sale equity securities	(6.4)	(7.2)	(5.3)
Limited partnerships and other investments	(106.5)	(126.3)	(86.6)
Derivative instruments	(53.9)	(84.1)	(163.8)
Fair value option investments	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	2,444.6	2,762.8	3,378.2
Available-for-sale equity securities	10.2	0.6	2.3
Limited partnerships and other investments	144.6	143.1	42.2
Derivative instruments	57.2	47.1	80.4
Fair value option investments	8.6	0.1	—
Policy loans, net	7.2	(62.1)	153.1
Proceeds from sale of subsidiary	1.0	32.9	—
Premises and equipment additions	(4.4)	(5.9)	(5.4)
Effect of deconsolidation of collateralized debt obligations	—	—	(7.3)
Discontinued operations, net	(18.6)	13.1	(47.1)
Cash provided by (used for) investing activities	(705.4)	(44.3)	662.5

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,725.5	732.2	636.6
Policyholder deposit fund withdrawals	(808.5)	(565.0)	(818.8)
Indebtedness repayments	(0.8)	(0.2)	(14.6)
Non-controlling interest	—	0.5	—
Discontinued operations, net	—	—	0.2
Cash provided by (used for) financing activities	916.2	167.5	(196.6)
Change in cash and cash equivalents	72.4	(134.8)	(117.1)
Cash and cash equivalents, beginning of year	121.9	256.7	373.8
Cash and cash equivalents, end of year	$194.3	$121.9	$256.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$(6.2)	$(0.1)	$(2.3)
Interest expense on indebtedness paid	$(34.9)	$(34.9)	$(34.9)

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.0 million, $6.9 million, and $0.0 million at December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
COMMON STOCK:
Balance, beginning of year	$1.3	$1.3	$1.3
Common shares issued	—	—	—
Balance, end of year	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,631.0	$2,627.3	$2,626.4
Issuance of shares and compensation expense on stock compensation awards	(0.5)	3.7	0.9
Balance, end of year	$2,630.5	$2,631.0	$2,627.3

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(133.8)	$(171.3)	$(743.6)
Adjustment for initial application of accounting changes	—	1.7	8.6
Other comprehensive income (loss)	(36.9)	35.8	563.7
Balance, end of year	$(170.7)	$(133.8)	$(171.3)

ACCUMULATED DEFICIT:
Balance, beginning of year	$(1,163.5)	$(1,146.7)	$(839.5)
Adjustment for initial application of accounting changes	—	(4.2)	11.8
Net income (loss)	8.1	(12.6)	(319.0)
Balance, end of year	$(1,155.4)	$(1,163.5)	$(1,146.7)

TREASURY STOCK, AT COST:
Balance, beginning of year	$(179.5)	$(179.5)	$(179.5)
Change in treasury stock	—	—	—
Balance, end of year	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$1,155.5	$1,131.1	$865.1
Change in stockholders’ equity	(29.3)	24.4	266.0
Stockholders’ equity, end of year	$1,126.2	$1,155.5	$1,131.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2011, 2010 and 2009

1.

Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” the “Company,” “PNX” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”). We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We operate two businesses segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products including universal life and variable universal life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Saybrus is our distribution company that provides dedicated consulting services to partner companies as well as wholesaling support for the Phoenix Life and PHL Variable product lines.

Since 2009, we have focused on selling products and services that are less capital intensive and less sensitive to our ratings. In 2011, Phoenix product sales were primarily in fixed annuities, and we expanded sales of other insurance companies’ policies through Saybrus.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of the Company and its various subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements. As of December 31, 2011, the Company changed from the direct to the indirect method of reporting its consolidated cash flow statement. Prior year consolidated cash flow statements, as well as other prior year amounts, have been reclassified to conform to the current year presentation.

Revisions to prior periods

As previously reported in Note 2 to our Quarterly Report on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011, the Company identified an error in the historical presentation of ceded premiums related to certain reinsurance contracts within the closed block. We evaluated the error and determined that it was not material to prior period financial statements; however, prior period financial statements have been revised. The table below presents quarterly and annual information revised for this error. The adjustments reflect the change in classification of ceded premiums which resulted in a reduction of policy benefits, excluding policyholder dividends, and premiums. There was no impact to net income/loss, other comprehensive income (“OCI”) or earnings per share. It should also be noted that in the consolidated statement of cash flows, premiums collected and policy benefits paid each were reduced by $21.5 million, $24.8 million and $25.3 million for the three months ended March 31, 2011, 2010 and 2009, $49.5 million and $50.5 million for the six months ended June 30, 2010 and 2009, $73.8 million and $75.0 million for the nine months ended September 30, 2010 and 2009 and $98.6 million and $100.3 million for the years ended December 31, 2010 and 2009. There was no impact to total cash flows from operating activities. The accompanying notes to the consolidated financial statements were revised to reflect this corrected presentation, specifically the closed block income statement as disclosed in Note 4 and Life and Annuity total revenues as disclosed in Note 15.

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

Adjustments Related to Prior Years

Income from continuing operations of $30.1 million was recognized during the year ended December 31, 2011. This reflects approximately $4.2 million associated with the correction of errors related to various prior years, which decreased income from continuing operations recognized in 2011. These out-of-period adjustments include the establishment of an $11.5 million liability for certain retirement benefits predating Phoenix’s 2001 demutualization, identified as part of a comprehensive balance sheet review completed in the fourth quarter of 2011. This adjustment was partially offset by unrelated reserve and accrual corrections.

A loss from continuing operations of $24.6 million was recognized during the year ended December 31, 2010. This reflects approximately $4.6 million associated with the correction of errors related to various prior years, which increased the loss recognized in 2010.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Income from discontinued operations of $12.0 million was recognized during the year ended December 31, 2010. This reflects the correction of an error of $15.6 million which decreased the estimated loss on the sale of PFG Holdings, Inc. (“PFG”) initially recorded in 2009. During the year ended December 31, 2009, a loss from discontinued operations of $123.0 million was recognized which includes approximately $14.4 million associated with the corrections of errors dating back to 1999.

We have assessed the impact of these errors on all prior periods and previously issued financial statements and have determined that the errors were not material to any individual year during the intervening period.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities and limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

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

Disclosures for Financing Receivables and Allowances for Credit Losses

In July 2010, the FASB issued amended guidance within ASC 310, Receivables, that requires enhanced disclosures related to financing receivables and related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Our adoption of this amended guidance had no material effect on our consolidated financial statements.

Accounting standards not yet adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. The adoption of this guidance effective January 1, 2013 is not expected to have a material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and IFRS. This amended guidance requires entities to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect how earnings per share is calculated or presented. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our consolidated financial statements.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance is effective for periods beginning after December 15, 2011, on a prospective or retrospective basis.

The Company intends to adopt this guidance retrospectively on January 1, 2012. Upon adoption, the Company estimates the cumulative effect of retrospective adoption will reduce deferred policy acquisition costs and beginning stockholders’ equity as of January 1, 2012 between $140 million and $190 million primarily related to lower deferrals associated with unsuccessful efforts.

Significant accounting policies

Investments

Debt and Equity Securities

Our debt and equity securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes. Realized investment gains and losses are recognized on a first in first out method.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Limited Partnerships and Other Investments

Limited partnerships, infrastructure funds, hedge funds and joint venture interests in which we do not have voting control or power to direct activities are recorded using the equity method of accounting. These investments include private equity, mezzanine funds, infrastructure funds, hedge funds and direct equity interests. The equity method of accounting requires that the investment be initially recorded at cost and the carrying amount of the investment subsequently adjusted to recognize our share of the earnings or losses. We record our equity in the earnings in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the unavailability of the related financial statements.

Other investments include leveraged lease investments which represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired loans.

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary.

Derivative Instruments

We recognize derivative instruments on the balance sheet in derivative instruments at fair value. The derivative contracts are reported as assets in derivative instruments or liabilities in other liabilities on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

The Company designates derivatives as either a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (i.e., a “cash flow” hedge) or a derivative that does not qualify for hedge accounting. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the change in the value of the derivative instruments and the change in value of the hedged investment. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship.

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains (losses). If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately. We have designated our cross currency swaps as cash flow hedges.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities. Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to living benefits or index credits as hedges for accounting purposes.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Other-than-temporary impairments on available-for-sale securities

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be an other-than-temporary impairment (“OTTI”).

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to, the following:

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

On a quarterly basis, we review all securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less. As of December 31, 2011, $8.0 million of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and AOCI is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6.0% long-term return assumption) Variable Universal Life (6.9% long-term return assumption)

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

Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year and are updated with experience studies. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of expenses incurred.
Reinsurance costs / recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience, analysis of market and industry trends, and other external events. Actual gross profits that vary from management’s initial estimates in a given reporting period result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the deferred policy acquisition cost balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long-term trend is observed in an interim period.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

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

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

Policy liabilities and accruals also include liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience. The Company does not establish claim liabilities until a loss has occurred. However, unreported losses and loss adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Certain contracts may also include additional death or other insurance benefit features. For example, guaranteed minimum death or income benefits offered with variable annuity contracts, guaranteed minimum withdrawal benefits offered with fixed indexed annuity contracts or no-lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statement of net income.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Embedded derivatives

Certain contract guarantees contain derivative instruments embedded in the contracts. These guarantees are assessed to determine if they do not qualify as being clearly and closely related to the economic characteristics of the host contract and if a separate instrument with the same terms would qualify as a derivative. Contract guarantees that meet these criteria are reported separately from the host contract and reported at fair value.

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed pay-out annuity floor (“GPAF”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These investments are accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in realized investment gains on the consolidated statement of income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

Fixed indexed annuities offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statement of net income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

See Note 11 to these financial statements for additional information regarding embedded derivatives.

Policyholder deposit funds

Amounts received as payment for certain deferred annuities and other contracts without life contingencies are reported as deposits to policyholder deposit funds. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract owner as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Revenue recognition

We recognize premiums for participating life insurance products and other life insurance products as revenue when due from policyholders. We match benefits, losses and related expenses with premiums over the related contract periods.

Amounts received as payment for universal life, variable universal life and other investment-type contracts are considered deposits and are not included in premiums. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related policy benefit expenses include universal life benefit claims in excess of fund values, interest credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. Certain variable annuity contracts with living benefits and fixed index annuity index options are considered embedded derivatives. These contracts are discussed in further detail in Note 11 to these financial statements.

Reinsurance

Premiums, policy benefits and other operating expenses related to our traditional life and term insurance policies are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the net cost of reinsurance are recognized over the life of the reinsured treaty using assumptions consistent with those used to account for the underlying policies.

For universal life and variable universal life contracts, reinsurance premiums and ceded benefits are reflected net within policy benefits. Reinsurance recoveries are recognized in the same period as the related reinsured claim. The net cost of reinsurance (the present value of all expected ceded premium payments and expected future benefit payments) is recognized over the life of the reinsurance treaty based upon the ratio of net cost to estimated gross profits or fees and cost of insurance.

Income taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, OCI and additional paid-in capital in the manner required by ASC 740, Accounting for Income Taxes.

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

Pension and other post-employment benefits

We recognize pension and other postretirement benefit costs and obligations over the employees’ expected service periods by discounting an estimate of aggregate benefits. We estimate aggregate benefits by using assumptions for rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize an expense for our contributions to employee and agent savings plans at the time employees and agents make contributions to the plans. We also recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement.

3.

Business Combinations and Dispositions

Goodwin Capital Advisers, Inc.

On September 14, 2011, we entered into a definitive agreement to sell Goodwin Capital Advisers, Inc. (“Goodwin”) to Conning Holdings Corp. (“Conning Holdings”). Also, on September 14, 2011, we entered into multi-year investment management agreements with Conning, Inc. (“Conning”) under which Conning will manage the Company’s publicly-traded fixed income assets. Because of the ongoing cash flows associated with the investment management agreements, results of these operations have been reflected within continuing operations. The transaction closed on November 18, 2011. A realized gain of $4.0 million was recognized on the sale during the fourth quarter of 2011.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at December 31, 2011 and 2010, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2011	2010	Inception

Debt securities	$6,353.1	$6,385.4	$4,773.1
Equity securities	12.0	19.6	—
Limited partnerships and other investments	352.8	339.6	399.0
Policy loans	1,280.4	1,340.8	1,380.0
Fair value option investments	10.6	16.0	—
Total closed block investments	8,008.9	8,101.4	6,552.1
Cash and cash equivalents	14.2	7.1	—
Accrued investment income	94.2	97.2	106.8
Receivables	52.2	62.5	35.2
Deferred income taxes	223.9	236.2	389.4
Other closed block assets	14.5	17.8	6.2
Total closed block assets	8,407.9	8,522.2	7,089.7
Policy liabilities and accruals	8,644.5	8,903.5	8,301.7
Policyholder dividends payable	240.1	263.3	325.1
Policy dividend obligation	519.7	339.0	—
Other closed block liabilities	32.8	73.6	12.3
Total closed block liabilities	9,437.1	9,579.4	8,639.1
Excess of closed block liabilities over closed block assets	$1,029.2	$1,057.2	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Years Ended
Policyholder Dividend Obligations:	From	December 31,
($ in millions)	Inception	2011	2010	2009
Closed block revenues
Premiums	$9,965.7	$424.7	$491.6	$546.7
Net investment income	6,374.4	451.2	502.3	457.8
Net realized investment gains (losses)	(236.8)	(1.8)	6.6	(43.8)
Total revenues	16,103.3	874.1	1,000.5	960.7
Policy benefits, excluding dividends	11,034.1	574.7	625.8	671.6
Other operating expenses	103.5	5.2	10.9	3.4
Total benefits and expenses, excluding policyholder dividends	11,137.6	579.9	636.7	675.0
Closed block contribution to income before dividends and income taxes	4,965.7	294.2	363.8	285.7
Policyholder dividends	4,130.6	246.6	309.0	226.4
Closed block contribution to income before income taxes	835.1	47.6	54.8	59.3
Applicable income tax expense	293.7	19.7	19.1	21.7
Closed block contribution to income	$541.4	$27.9	$35.7	$37.6

Policyholder dividend obligation
Policyholder dividends provided through earnings	$4,183.9	$246.6	$309.0	$226.4
Policyholder dividends provided through other comprehensive income	446.1	158.9	298.7	78.4
Additions to policyholder dividend liabilities	4,630.0	405.5	607.7	304.8
Policyholder dividends paid	(4,195.3)	(248.0)	(303.2)	(318.1)
Increase (decrease) in policyholder dividend liabilities	434.7	157.5	304.5	(13.3)
Policyholder dividend liabilities, beginning of year	927.4	602.3	297.8	311.1
Policyholder dividend liabilities, end of year	1,362.1	759.8	602.3	297.8
Policyholder dividends payable, end of year	(503.4)	(240.1)	(263.3)	(297.8)
Policyholder dividend obligation, end of year	$858.7	$519.7	$339.0	$—

As of December 31, 2011, the policyholder dividend obligation includes approximately $73.6 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. The policyholder dividend also includes $446.1 million of net unrealized gains on investments supporting the closed block liabilities.

5.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. As of December 31, 2011, the Company had ceded reserves of $56.5 million and a reinsurance receivable balance of $1.9 million with Scottish Re. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. As such, no allowance has been established.

Effective October 1, 2011, Phoenix Life entered into an agreement that provides modified coinsurance for approximately one-third of the closed block policies. This contract did not meet the requirements of risk transfer in accordance with GAAP. Therefore, assets and liabilities and premiums and benefits are netted on our consolidated balance sheet and consolidated income statement, respectively, as the right of offset exists.

The following table lists our top five reinsurance relationships as defined by reinsurance recoverable balance and ceded statutory reserves and the A.M. Best rating of each reinsurer.

Principal Life Reinsurers:	December 31, 2011
($ in millions)		Reinsurer’s
	Reinsurance	A.M. Best
	Balances	Rating

US CB Reinsurance 1 IC Limited(1)	$290.6	NR
RGA Reinsurance Company	$191.8	A+
Swiss Reinsurance Group(2)	$166.1	A+
AEGON USA(3)	$145.8	A+
Scottish Re (US) Inc(4)	$58.4	NR

———————

(1)

US CB Reinsurance 1 IC Limited is a subsidiary of Nomura Holdings which is rated BBB+ by S&P and Baa2 by Moody’s.

(2)

Swiss Reinsurance Group includes Swiss Re Life & Health America Inc and Reassure America Life Insurance Co.

(3)

Transamerica Financial Life and Transamerica Life Insurance are both subsidiaries of AEGON.

(4)

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. Beginning January 1, 2011, our retention limit on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers.

5.

Reinsurance (continued)

Direct Business and Reinsurance in Continuing Operations:	Years Ended December 31,
($ in millions)	2011	2010	2009

Direct premiums	$625.8	$717.2	$786.7
Premiums assumed from reinsureds	13.6	11.2	11.3
Premiums ceded to reinsurers(1)	(180.3)	(207.0)	(214.1)
Premiums	$459.1	$521.4	$583.9
Percentage of amount assumed to net premiums	3.0%	2.1%	1.9%

Direct policy benefits incurred	$736.1	$780.1	$695.6
Policy benefits assumed from reinsureds	25.8	20.0	16.9
Policy benefits ceded to reinsurers	(254.0)	(322.9)	(233.5)
Premiums paid to reinsurers(2)	95.9	89.8	101.3
Policy benefits(3)	$603.8	$567.0	$580.3

Direct life insurance in force	$122,981.9	$133,612.1	$149,734.0
Life insurance in force assumed from reinsureds	1,753.7	1,694.2	1,986.1
Life insurance in force ceded to reinsurers	(81,259.2)	(85,873.3)	(95,586.0)
Life insurance in force	$43,476.4	$49,433.0	$56,134.1
Percentage of amount assumed to net insurance in force	4.0%	3.4%	3.5%

———————

(1)

Amount above represents premiums ceded to reinsurers related to traditional life and term insurance policies.

(2)

For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these financial statements for additional information regarding significant accounting policies.

(3)

Policy benefit amounts above exclude changes in reserves, interest credited to policyholders, surrenders, policyholder dividends and other items, which total $479.4 million, $523.0 million and $599.3 million, net of reinsurance, for the years ended December 31, 2011, 2010 and 2009, respectively.

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Under coinsurance agreements on our traditional and term insurance policies, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Under our yearly renewable term agreements, the ceded premium represents a charge for the death benefit coverage.

We cede the majority of mortality risk on most new issues of term insurance. Effective October 1, 2009, PHL Variable Insurance Company and Phoenix Life and Annuity Company coinsured all the benefit risks, net of existing reinsurance, on the previously unreinsured portion of their term life business in force.

Trust agreement and irrevocable letters of credit aggregating $55.2 million at December 31, 2011 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $3.2 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts. See Note 24 to these financial statements for more information.

6.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2011	2010	2009

Policy acquisition costs deferred	$141.1	$27.0	$67.6
Costs amortized to expenses:
Recurring costs	(210.7)	(300.4)	(266.4)
Realized investment gains (losses)	0.1	2.2	5.8
Offsets to net unrealized investment gains or losses included in AOCI(1)	(57.2)	(198.9)	(603.6)
Cumulative effect of adoption of new guidance	—	(1.6)	11.9
Other	—	—	(7.6)
Change in deferred policy acquisition costs	(126.7)	(471.7)	(792.3)
Deferred policy acquisition costs, beginning of year	1,444.3	1,916.0	2,708.3
Deferred policy acquisition costs, end of year	$1,317.6	$1,444.3	$1,916.0

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and AOCI is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. See “Significant accounting policies” in Note 2 to these financial statements for more information on significant assumptions.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. In the third quarter, we conducted a comprehensive assumption review. We revised our assumptions to reflect our current best estimates, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset was adjusted, a process known as “unlocking,” with an offsetting benefit or charge to income.

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

Upon completion of a study during the third quarter of 2010, we updated our best estimate assumptions used to project EGPs and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated included surrenders, lapse experience, net investment income, and premium funding. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. The greatest impact of the unlocking was on the universal life line of business, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization of $36.6 million. This unlocking was primarily driven by increased lapses in portions of our universal life business and the impact of the low interest rate environment. Annuities and variable universal life lines of business had increases in amortization of $8.2 million and $1.6 million, respectively.

6.

Deferred Policy Acquisition Costs (continued)

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project EGPs and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience. These changes resulted in an increase in overall deferred policy acquisition cost amortization of $42.5 million.

7.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and interest credited to their fund balances, which range from 1.0% to 4.5% as of December 31, 2011, less administrative and mortality charges.

Participating life insurance

Participating life insurance in force was 20.0% and 19.9% of the face value of total gross individual life insurance in force at December 31, 2011 and 2010, respectively.

8.

Investing Activities

Debt and equity securities

We invest in a variety of debt and equity securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies.

8.

Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2011
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$708.6	$80.1	$(5.3)	$783.4	$—
State and political subdivision	251.9	21.6	(2.9)	270.6	—
Foreign government	185.7	21.2	(1.7)	205.2	—
Corporate	6,167.0	603.9	(171.5)	6,599.4	(5.7)
Commercial mortgage-backed (“CMBS”)	1,109.9	53.5	(20.3)	1,143.1	(28.0)
Residential mortgage-backed (“RMBS”)	2,132.9	80.3	(81.9)	2,131.3	(89.6)
CDO/CLO	294.2	4.5	(48.1)	250.6	(24.2)
Other asset-backed	501.6	11.1	(6.3)	506.4	(1.2)
Available-for-sale debt securities	$11,351.8	$876.2	$(338.0)	$11,890.0	$(148.7)

Amounts applicable to the closed block	$5,908.2	$568.4	$(123.5)	$6,353.1	$(48.5)

Available-for-sale equity securities	$29.5	$12.2	$(6.0)	$35.7	$—

Amounts applicable to the closed block	$10.8	$4.3	$(3.1)	$12.0	$—

———————

(1)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheet as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:	December 31, 2010
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$726.8	$43.0	$(7.5)	$762.3	$—
State and political subdivision	217.7	5.5	(4.5)	218.7	—
Foreign government	150.8	20.1	(0.4)	170.5	—
Corporate	5,637.7	418.0	(138.1)	5,917.6	(5.4)
CMBS	1,124.5	49.4	(25.5)	1,148.4	(18.7)
RMBS	2,039.7	45.5	(90.5)	1,994.7	(72.2)
CDO/CLO	299.5	7.7	(55.6)	251.6	(19.9)
Other asset-backed	431.0	7.8	(8.8)	430.0	—
Available-for-sale debt securities	$10,627.7	$597.0	$(330.9)	$10,893.8	$(116.2)

Amounts applicable to the closed block	$6,106.0	$405.2	$(125.7)	$6,385.4	$(39.1)

Available-for-sale equity securities	$28.7	$19.5	$(0.7)	$47.5	$—

Amounts applicable to the closed block	$11.9	$8.1	$(0.3)	$19.6	$—

———————

(1)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheet as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

8.

Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of December 31, 2011
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$41.2	$(5.3)	$41.2	$(5.3)
State and political subdivision	26.1	(0.1)	6.3	(2.8)	32.4	(2.9)
Foreign government	25.6	(1.7)	—	—	25.6	(1.7)
Corporate	373.0	(20.1)	512.1	(151.4)	885.1	(171.5)
CMBS	141.3	(2.5)	56.8	(17.8)	198.1	(20.3)
RMBS	174.6	(6.4)	432.5	(75.5)	607.1	(81.9)
CDO/CLO	9.3	(0.1)	165.0	(48.0)	174.3	(48.1)
Other asset-backed	103.6	(2.4)	68.4	(3.9)	172.0	(6.3)
Debt securities	853.5	(33.3)	1,282.3	(304.7)	2,135.8	(338.0)
Equity securities	4.2	(5.2)	0.4	(0.8)	4.6	(6.0)
Total temporarily impaired securities	$857.7	$(38.5)	$1,282.7	$(305.5)	$2,140.4	$(344.0)

Amounts inside the closed block	$317.6	$(18.0)	$556.8	$(108.6)	$874.4	$(126.6)

Amounts outside the closed block	$540.1	$(20.5)	$725.9	$(196.9)	$1,266.0	$(217.4)

Amounts outside the closed block that are below investment grade	$61.5	$(4.5)	$260.0	$(128.8)	$321.5	$(133.3)

Number of securities		502		664		1,166

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $113.3 million at December 31, 2011.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $37.8 million at December 31, 2011.

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

8.

Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of December 31, 2010
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$33.3	$(0.5)	$40.0	$(7.0)	$73.3	$(7.5)
State and political subdivision	50.4	(1.3)	10.9	(3.2)	61.3	(4.5)
Foreign government	6.8	(0.4)	—	—	6.8	(0.4)
Corporate	305.2	(14.1)	638.0	(124.0)	943.2	(138.1)
CMBS	114.3	(4.1)	65.1	(21.4)	179.4	(25.5)
RMBS	239.8	(7.1)	469.3	(83.4)	709.1	(90.5)
CDO/CLO	0.7	—	181.4	(55.6)	182.1	(55.6)
Other asset-backed	135.1	(1.5)	51.8	(7.3)	186.9	(8.8)
Debt securities	885.6	(29.0)	1,456.5	(301.9)	2,342.1	(330.9)
Equity securities	5.4	(0.2)	0.5	(0.5)	5.9	(0.7)
Total temporarily impaired securities	$891.0	$(29.2)	$1,457.0	$(302.4)	$2,348.0	$(331.6)

Amounts inside the closed block	$461.7	$(15.3)	$647.2	$(110.7)	$1,108.9	$(126.0)

Amounts outside the closed block	$429.3	$(13.9)	$809.8	$(191.7)	$1,239.1	$(205.6)

Amounts outside the closed block that are below investment grade	$29.7	$(3.3)	$298.1	$(114.1)	$327.8	$(117.4)

Number of securities		446		679		1,125

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

Maturities of Debt Securities:	December 31, 2011		December 31, 2010
($ in millions)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$519.9	$525.3	$553.6	$558.0
Due after one year through five years	2,139.3	2,292.8	1,934.2	2,058.0
Due after five years through ten years	2,229.0	2,405.2	2,032.3	2,187.0
Due after ten years	2,425.0	2,635.3	2,212.9	2,266.1
CMBS/RMBS/ABS/CDO/CLO	4,038.6	4,031.4	3,894.7	3,824.7
Total	$11,351.8	$11,890.0	$10,627.7	$10,893.8

The maturities of debt securities, as of December 31, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

8.

Investing Activities (continued)

Other-than-temporary impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2011, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Fixed income OTTIs recorded in 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $25.7 million in 2011, $49.0 million in 2010 and $93.0 million in 2009. There were no equity security or limited partnership and other investment OTTIs in 2011 and $0.6 million and $15.4 million in 2010 and 2009, respectively, were recognized.

In addition to credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $38.9 million in 2011, $55.6 million in 2010 and $93.1 million in 2009.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2011	2010
($ in millions)
Balance, beginning of year	$(60.4)	$(44.4)
Add: Credit losses on securities not previously impaired(1)	(11.6)	(17.1)
Add: Credit losses on securities previously impaired(1)	(9.1)	(21.0)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	7.3	11.4
Less: Credit losses upon adoption of ASC 815	—	10.7
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of year	$(73.8)	$(60.4)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

8.

Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	As of December 31,
($ in millions)	2011	2010

Private equity	$241.3	$236.5
Mezzanine funds	189.9	187.5
Infrastructure funds	35.7	33.5
Hedge funds	30.0	30.3
Leverage lease	20.3	28.2
Mortgage and real estate	11.6	18.9
Direct equity	25.4	15.1
Other alternative assets	47.1	50.0
Limited partnerships and other investments	$601.3	$600.0

Amounts applicable to the closed block	$352.8	$339.6

Equity method investees

The following tables present the aggregated summarized financial information of equity method investees. The equity in earnings that we record through net investment income of these equity method investees currently exceeds 10% of PNX income from continuing operations before income taxes.

Aggregated Summarized Balance Sheet Information of	As of December 31,
Equity Method Investees:	2011	2010
($ in millions)
Total assets	$62,212.0	$66,053.2
Total liabilities	$2,194.2	$1,947.6

Aggregated Summarized Statement of Income Information of	Years Ended December 31,
Equity Method Investees:	2011	2010	2009
($ in millions)
Total revenues	$2,591.8	$9,559.2	$6,684.9
Total expenses	$979.1	$1,139.4	$788.1

Summarized financial information for these equity method investees is generally reported on a three-month delay due to the unavailability of financial statements as of the current reporting period.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2011, our Life Companies had on deposit securities with a fair value of $50.5 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

8.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2011	2010	2009

Debt securities	$612.8	$602.1	$649.4
Equity securities	1.1	2.4	0.4
Limited partnerships and other investments	34.7	72.6	(39.5)
Policy loans	171.8	171.7	183.6
Fair value option investments	(2.3)	7.2	1.5
Other income	2.1	1.7	3.3
Cash and cash equivalents	—	0.1	0.3
Total investment income	820.2	857.8	799.0
Less: Discontinued operations	2.1	5.0	4.8
Less: Investment expenses	8.2	8.2	7.5
Net investment income	$809.9	$844.6	$786.7

Amounts applicable to closed block	$451.2	$502.3	$457.8

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2011	2010	2009

Total other-than-temporary debt impairments	$(64.6)	$(104.6)	$(186.1)
Portion of loss recognized in other comprehensive income	38.9	55.6	93.1
Net debt impairments recognized in earnings	$(25.7)	$(49.0)	$(93.0)

Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	—
Foreign government	—	—	—
Corporate	(8.9)	(6.9)	(40.1)
CMBS	(3.6)	(6.6)	(1.5)
RMBS	(10.3)	(15.8)	(23.6)
CDO/CLO	(1.9)	(16.0)	(19.4)
Other asset-backed	(1.0)	(3.7)	(8.4)
Net debt security impairments	(25.7)	(49.0)	(93.0)
Equity security impairments	—	(0.6)	(5.2)
Limited partnerships and other investment impairments	—	—	(10.2)
Impairment losses	(25.7)	(49.6)	(108.4)
Debt security transaction gains	13.8	61.2	38.3
Debt security transaction losses	(5.9)	(15.8)	(62.1)
Equity security transaction gains	3.7	—	2.2
Equity security transaction losses	—	—	—
Limited partnerships and other investment gains	2.2	3.2	1.4
Limited partnerships and other investment losses	(2.0)	(4.5)	(3.6)
Sale of Goodwin	4.0	—	—
CDO deconsolidation	—	—	57.0
Net transaction gains	15.8	44.1	33.2
Derivative instruments	27.2	(25.2)	(121.1)
Embedded derivatives(1)	(33.1)	17.3	90.1
Fair value option investments	(0.6)	3.5	4.0
Net realized investment gains, excluding impairment losses	9.3	39.7	6.2
Net realized investment losses, including impairment losses	$(16.4)	$(9.9)	$(102.2)

———————

(1)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 11 to these financial statements for additional disclosures.

8.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2011	2010	2009

Debt securities	$272.1	$580.7	$1,356.5
Equity securities	(12.6)	18.0	(0.3)
Other investments	—	9.1	5.4
Net unrealized investment gains	$259.5	$607.8	$1,361.6

Net unrealized investment gains	$259.5	$607.8	$1,361.6
Applicable policyholder dividend obligation	158.9	298.7	78.4
Applicable deferred policy acquisition cost	57.2	198.9	603.6
Applicable deferred income tax	26.8	48.5	170.0
Offsets to net unrealized investment gains	242.9	546.1	852.0
Net unrealized investment gains included in OCI (Note 16)	$16.6	$61.7	$509.6

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

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in limited partnerships and other investments on our balance sheet. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which we are not the primary beneficiary.

Carrying Value of Assets and Liabilities	December 31, 2011			December 31, 2010
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$552.1	$—	$552.1	$552.7	$—	$552.7
Direct equity investments	25.4	—	25.4	15.1	—	15.1
Receivable	6.6	—	6.6	6.8	—	6.8
Total	$584.1	$—	$584.1	$574.6	$—	$574.6

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $584.1 million as of December 31, 2011. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

8.

Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of December 31, 2011, we held derivative assets, net of liabilities, with a fair value of $150.5 million. Derivative credit exposure was diversified with eight different counterparties. We also had debt securities of these issuers with a fair value of $141.5 million. Our maximum amount of loss due to credit risk with these issuers was $292.1 million. See Note 13 to these financial statements for more information regarding derivatives.

9.

Financing Activities

Indebtedness

Indebtedness at Carrying Value:	As of December 31,
($ in millions)	2011	2010

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	252.8	253.6
Total indebtedness	$426.9	$427.7

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of December 31, 2011. During 2011, we purchased $0.8 million of par value of these bonds for $0.6 million, resulting in a gain of $0.2 million. During 2010 and prior years, we repurchased $46.5 million of par value of these bonds for $24.8 million, resulting in a gain of $21.7 million.

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

Future minimum annual principal payments on indebtedness as of December 31, 2011 are $252.8 million in 2032 and $175.0 million in 2034.

9.

Financing Activities (continued)

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Years Ended December 31,
($ in millions)	2011	2010	2009

Surplus notes	$12.5	$12.5	$12.5
Senior unsecured bonds	19.3	19.3	20.6
Interest expense on indebtedness	$31.8	$31.8	$33.1

Common stock dividends

In 2011, 2010 and 2009, we did not pay any stockholder dividends.

10.

Common Stock and Stock Repurchase Program

We have authorization for the issuance of one billion shares of our common stock. Through December 31, 2011, we have issued 127.6 million common shares (56.2 million shares to our policyholders in exchange for their interests in the mutual company and 71.4 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2011, we had 116.3 million shares outstanding, net of 11.3 million common shares of treasury stock. Shares issued and outstanding include 1.2 million shares held in a rabbi trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2011, we also had 9.4 million common shares reserved for issuance under our stock option plans (5.9 million shares) and our restricted stock unit (“RSU”) plans (3.5 million shares). We have an outstanding authorization from our Board of Directors to repurchase up to 0.7 million additional shares of our common stock.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record more than 5% of our outstanding common stock. In 2011, 2010 and 2009, we incurred $2.4 million, $4.4 million and $29.3 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. In 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	As of December 31,
($ in millions)	2011	2010

Debt securities	$515.4	$579.5
Equity funds	1,883.3	2,266.4
Other	81.7	95.9
Total	$2,480.4	$2,941.8

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	As of December 31,
($ in millions)	2011	2010

Debt securities	$972.4	$226.0
Equity funds	—	—
Other	—	—
Total	$972.4	$226.0

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Variable annuity guaranteed benefits

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

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	(1.8)	(0.3)
Paid	2.1	—
Liability balance as of December 31, 2011	$4.9	$17.8

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.6	1.8
Paid	(5.1)	—
Liability balance as of December 31, 2010	$4.6	$18.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$870.2	$23.4	61
GMDB step up	1,398.4	118.6	63
GMDB earnings enhancement benefit (“EEB”)	39.8	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	$2,335.5	$151.2

GMDB return of premium	$1,032.9	$19.2	61
GMDB step up	1,614.1	89.5	62
GMDB earnings enhancement benefit (“EEB”)	47.3	0.3	61
GMDB greater of annual step up and roll up	32.1	7.7	65
Total GMDB at December 31, 2010	$2,726.4	$116.7

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

We also offer certain separate account variable products with a GMWB, GMAB, GPAF and COMBO rider.

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

GMWB	$555.4	62
GMIB	442.1	63
GMAB	385.6	57
GPAF	21.8	77
COMBO	10.1	61
Total at December 31, 2011	$1,415.0

GMWB	$617.0	61
GMIB	528.4	62
GMAB	440.3	56
GPAF	16.1	76
COMBO	11.2	60
Total at December 31, 2010	$1,613.0

The GMWB rider guarantees the contract owner a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, these contracts have a feature that allows the contract owner to receive the guaranteed annual withdrawal amount for as long as they are alive.

The GMAB rider provides the contract owner with a minimum accumulation of the contract owner’s purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the contract owner with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The COMBO rider includes the GMAB and GMWB riders as well as the GMDB rider at the contract owner’s option.

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These investments are accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in realized investment gains on the consolidated statement of income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2011 and 2010. There were benefit payments made of $0.2 million and $0.4 million for GPAF during 2011 and 2010. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2011	2010

GMWB	$17.0	$(1.7)
GMAB	25.2	13.3
GPAF	2.3	3.1
COMBO	(0.3)	(0.7)
Total variable annuity embedded derivative liabilities	$44.2	$14.0

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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
	Year Ended
	December 31,
	2011	2010

Liability balance, beginning of period	$0.2	$—
Incurred	5.4	0.2
Paid	—	—
Liability balance, end of period	$5.6	$0.2

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These investments are accounted for at fair value within policyholder deposits within the consolidated balance sheet with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statement of net income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

Fixed indexed annuity embedded derivatives were $78.3 million and $13.4 million as of December 31, 2011 and 2010, respectively. In order to manage the risk associated with these fixed indexed annuity options we hedge using equity index options

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At December 31, 2011 and 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $146.6 million and $105.0 million, respectively.

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

The effect of the consolidation (deconsolidation) of collateralized obligation trusts for the year ended December 31, 2009 was an increase in net income of $57.0 million and an increase to stockholders’ equity of $88.8 million. The impact to net income in 2009 represents the realized gain recognized upon the deconsolidation of the CDOs in 2009.

13.

Derivative Instruments

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable products as well as index credits on our fixed indexed annuity products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2011 and 2010, $8.0 million and $6.9 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:		Fair Value as of December 31,
($ in millions)		2011			2010
		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$131.0	$15.0	$5.2	$87.0	$3.6	$2.5
Variance swaps	2015-2017	0.9	3.2	—	0.9	—	0.6
Swaptions	2024	25.0	0.3	—	44.0	4.8	—
Put options	2015-2022	406.0	109.6	—	448.0	83.3	—
Call options	2012-2016	355.0	28.0	19.0	34.8	11.2	6.0
Equity futures	2012	70.0	18.5	—	58.3	34.0	2.0
		987.9	174.6	24.2	673.0	136.9	11.1
Hedging derivative instruments
Cross currency swaps	2012-2016	15.0	0.2	—	15.0	—	0.1
		15.0	0.2	—	15.0	—	0.1
Total derivative instruments		$1,002.9	$174.8	$24.2	$688.0	$136.9	$11.2

13.

Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Years Ended
($ in millions)	December 31,
	2011	2010
Derivative instruments by type
Interest rate swaps	$11.2	$(0.1)
Variance swaps	3.7	(0.5)
Swaptions	(1.2)	1.8
Put options	28.7	(3.5)
Call options	(9.0)	11.8
Equity futures	(6.2)	(35.8)
Cross currency swaps	—	1.1
Total derivative instrument gains (losses) recognized in earnings	$27.2	$(25.2)

———————

(1)

Excludes realized losses of $33.1 million and realized gains of $17.3 million on embedded derivatives for the years ended December 31, 2011 and 2010.

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

Equity Index Options

We use equity indexed options to hedge against market risks from changes in equity markets, volatility and interest rates.

An equity index option affords us the right to make or receive payments based on a specified future level of an equity market index. We may use exchange-trade or OTC options.

Generally, we have used a combination of equity index futures, interest rate swaps, variance swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

14.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$385.2	$398.2	$—	$783.4
State and political subdivision	—	270.6	—	270.6
Foreign government	—	205.2	—	205.2
Corporate	—	6,389.8	209.6	6,599.4
CMBS	—	1,084.4	58.7	1,143.1
RMBS	—	2,090.1	41.2	2,131.3
CDO/CLO	—	7.5	243.1	250.6
Other asset-backed	—	460.2	46.2	506.4
Available-for-sale equity securities	1.5	0.3	33.9	35.7
Derivative assets	—	174.8	—	174.8
Separate account assets(1)	3,690.3	78.3	—	3,768.6
Fair value option investments(2)	22.2	—	64.4	86.6
Total assets	$4,099.2	$11,159.4	$697.1	$15,955.7
Liabilities
Derivative liabilities	$—	$24.2	$—	$24.2
Embedded derivatives	—	—	122.5	122.5
Total liabilities	$—	$24.2	$122.5	$146.7

———————

(1)

Excludes $40.1 million in limited partnerships and real estate investments accounted for on the equity method as well as $8.9 million in cash and cash equivalents and money market funds.

(2)

Fair value option investments at December 31, 2011 include $64.4 million of available-for-sale debt securities in which the fair value option has been elected. In addition, we have also elected the fair value option for available-for-sale equity securities backing our deferred compensation liabilities at $22.2 million as of December 31, 2011. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2011.

14.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$390.0	$372.3	$—	$762.3
State and political subdivision	—	218.7	—	218.7
Foreign government	—	170.5	—	170.5
Corporate	—	5,649.2	268.4	5,917.6
CMBS	—	1,092.1	56.3	1,148.4
RMBS	—	1,944.1	50.6	1,994.7
CDO/CLO	—	—	251.6	251.6
Other asset-backed	—	362.1	67.9	430.0
Available-for-sale equity securities	0.7	0.5	46.3	47.5
Derivative assets	—	136.9	—	136.9
Separate account assets(1)	4,294.4	77.2	—	4,371.6
Fair value option investments(2)	26.6	37.3	38.2	102.1
Total assets	$4,711.7	$10,060.9	$779.3	$15,551.9
Liabilities
Derivative liabilities	$—	$11.2	$—	$11.2
Embedded derivatives	—	—	27.4	27.4
Total liabilities	$—	$11.2	$27.4	$38.6

———————

(1)

Excludes $37.9 million in limited partnerships and real estate investments accounted for on the equity method as well as $7.3 million in cash and cash equivalents and money market funds.

(2)

Fair value option investments at December 31, 2010 include $75.5 million of available-for-sale debt securities in which the fair value option has been elected. In addition, we have also elected the fair value option for available-for-sale equity securities backing our deferred compensation liabilities at $26.6 million as of December 31, 2010. Changes in the fair value of these assets are recorded through net investment income.

There were transfers of $123.7 million of Level 1 assets to Level 2 during the year ended December 31, 2010. These assets were transferred to Level 2 as they no longer definitively qualified as Level 1 securities as their underlying characteristics were not identical to assets being traded in active markets.

Available-for-sale debt securities as of December 31, 2011 and 2010 are reported net of $60.0 million and $41.4 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

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

14.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	31.0	—	56.8	10.7	14.8	4.4	—	117.7
Sales	(35.3)	(2.9)	(50.3)	(17.3)	(4.5)	(8.7)	(8.6)	(127.6)
Transfers into Level 3(1)	—	—	20.8	—	—	0.7	36.9	58.4
Transfers out of Level 3(2)	(7.5)	(4.1)	(86.9)	(12.2)	(9.3)	—	—	(120.0)
Realized gains (losses) included in earnings	(2.2)	—	1.0	(3.1)	(2.1)	3.6	—	(2.8)
Unrealized gains (losses) included in OCI	4.3	(2.8)	(0.5)	0.2	3.5	(12.4)	—	(7.7)
Amortization/accretion	1.2	0.4	0.3	—	—	—	(2.1)	(0.2)
Balance, end of period	$243.1	$41.2	$209.6	$46.2	$58.7	$33.9	$64.4	$697.1

———————

(1)

Transfers into Level 3 for the year ended December 31, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the year ended December 31, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	As of December 31, 2010
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$258.0	$118.6	$285.1	$97.0	$56.5	$19.2	$—	$834.4
Purchases	19.6	4.6	91.5	36.0	2.6	5.0	—	159.3
Sales	(29.8)	(33.8)	(142.4)	(36.0)	(11.9)	—	—	(253.9)
Adjustment for initial application of accounting changes(1)	(20.6)	—	—	(9.6)	(8.0)	—	38.2	—
Transfers into Level 3(2)	—	0.3	26.5	8.7	—	5.5	—	41.0
Transfers out of Level 3(3)	—	(41.4)	(43.7)	(26.5)	—	—	—	(111.6)
Realized gains (losses) included in earnings	(16.2)	1.1	18.7	(6.9)	(5.1)	(2.0)	—	(10.4)
Unrealized gains (losses) included in OCI	40.1	0.6	32.7	4.9	22.1	18.6	—	119.0
Amortization/accretion	0.5	0.6	—	0.3	0.1	—	—	1.5
Balance, end of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3

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

14.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivatives
	Years Ended December 31,
($ in millions)	2011	2010

Balance, beginning of year	$27.4	$29.7
Net purchases/(sales)	62.3	9.3
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	30.3	(11.6)
Unrealized (gains) losses included in other comprehensive loss	—	—
Deposits less benefits	—	—
Change in fair value(1)	2.5	—
Amortization/accretion	—	—
Balance, end of year	$122.5	$27.4

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policyholder dividends, on the consolidated statement of income.

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

14.

Fair Value of Financial Instruments (continued)

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

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default or recovery rate, collateral prepayment rate and reinvestment spread.

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

14.

Fair Value of Financial Instruments (continued)

Retained interest in securitization

Retained interests in securitizations do not trade in an active, open market with readily observable prices. Accordingly, we estimate the fair value of certain retained interests in securitizations using discounted cash flow (“DCF”) models.

For certain other retained interests in securitizations, a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on our valuation of retained interests and such interests are, therefore, typically classified within Level 3 of the valuation hierarchy.

We compare the fair value estimates and assumptions to observable market data where available and to actual portfolio experience.

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

Valuation of embedded derivatives

We make guarantees on certain variable annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

14.

Fair Value of Financial Instruments (continued)

Our fair value calculation of variable annuity GMAB and GMWB embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at December 31, 2011 and 2010 was a reduction of $36.0 million and $19.9 million in the reserves associated with these riders, respectively.

Fair value of financial instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2011		2010
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities:
Investment contracts	$2,429.4	$2,440.7	$1,494.1	$1,510.5
Indebtedness	426.9	322.0	427.7	295.4

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

Indebtedness

Fair value of indebtedness is based on quoted market prices.

15.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2011	2010	2009

Income tax expense (benefit) applicable to:
Current	$0.5	$1.8	$(0.3)
Deferred	1.4	(11.9)	109.2
Continuing operations	1.9	(10.1)	108.9
Discontinued operations	—	—	—
Income tax expense (benefit)	$1.9	$(10.1)	$108.9

15.

Income Taxes (continued)

Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2011	2010	2009
Loss from continuing operations before income taxes:
U.S.	$32.0	$(34.7)	$(87.1)
Foreign	—	—	—
Total	$32.0	$(34.7)	$(87.1)

Income tax expense (benefit) at statutory rate of 35%	$11.2	$(12.1)	$(30.5)
Dividend received deduction	(3.6)	(0.9)	(2.2)
Expiration of tax attribute carryovers	—	16.9	—
Low income housing tax credit	—	(1.0)	(2.5)
Valuation allowance increase (release)	(6.2)	(14.0)	168.4
Realized losses (gains) on available-for-sale securities pledged as collateral	—	—	(20.0)
State income taxes (benefit)	(0.7)	(2.2)	(1.0)
ASC 740 decrease	—	(0.1)	(9.3)
IRS audit settlements/adjustments	—	—	7.1
Other, net	1.2	3.3	(1.1)
Income tax expense (benefit) applicable to continuing operations	$1.9	$(10.1)	$108.9
Effective income tax rates	5.9%	29.1%	(125.0%)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2011	2010

Deferred income tax assets
Future policyholder benefits	$298.1	$160.9
Unearned premiums / deferred revenues	79.8	91.2
Employee benefits	146.2	118.7
Net operating and capital loss carryover benefits	314.1	314.0
Foreign tax credits carryover benefits	2.0	1.6
Alternative minimum tax credits	1.7	1.4
General business tax credits	35.3	35.3
Available-for-sale debt securities	118.2	116.4
Valuation allowance	(254.5)	(241.0)
Gross deferred income tax assets	740.9	598.5

Deferred tax liabilities
Deferred policy acquisition costs	(354.7)	(368.0)
Investments	(142.3)	(97.8)
Accrued liabilities	(102.3)	—
Other	(23.4)	(16.3)
Gross deferred income tax liabilities	(622.7)	(482.1)
Deferred income tax assets	$118.2	$116.4

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

As of December 31, 2011, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of the gross deferred tax liabilities as a source of income as well as the cumulative loss incurred over the three-year period ended December 31, 2011. As a result of the cumulative loss and other relevant considerations, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We believe it is reasonably possible that the Company will begin to record positive three-year cumulative income during 2012, which could result in a reduction of the valuation allowance and a benefit to income tax expense.

15.

Income Taxes (continued)

As of December 31, 2011, a valuation allowance of $254.5 million has been recorded on net deferred tax assets of $372.7 million. We have concluded that a valuation allowance on the remaining $118.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is consistent with prior periods.

For the year ended December 31, 2011, we recognized a net increase in the valuation allowance of $13.5 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance corresponds to an increase of $1.6 million in income statement related deferred tax balances and an increase of $11.9 million in OCI related deferred tax balances. The increase of $1.6 million in income statement related deferred tax balances is comprised of an increase of $7.8 million recorded to discontinued operations partially offset by a decrease of $6.2 million recorded to continuing operations. These movements in the valuation allowance offset movements in the net pre-valuation allowance deferred tax balances.

The tax provision reported in continuing operations of $1.9 million consists primarily of a deferred tax expense of $1.4 million was related to the establishment of a valuation allowance on a beginning-of-the-year deferred tax balance, which was not previously recognized. Additionally, current tax expense of $0.5 million was recognized related to alternative minimum tax (“AMT”). For the AMT, the expected deferred tax asset offset to the AMT credit carryforward was eliminated by an increase in the valuation allowance.

As of December 31, 2011, $314.1 million of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $170.8 million related to $487.9 million of federal net operating losses that are scheduled to expire between the years 2021 and 2031. An additional $136.2 million related to $389.2 million of federal capital losses that are scheduled to expire between the years 2012 and 2016, with $18.8 million and $205.5 million expiring in 2012 and 2013, respectively. The remaining amount of $7.1 million is attributable to state income tax net operating losses.

As of December 31, 2011, we had deferred income tax assets of $2.0 million related to foreign tax credit carryovers, which are expected to expire between the 2015 and 2020 tax years. As of December 31, 2011, we had deferred income tax assets of $35.3 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2031. Additionally, we had deferred income tax assets of $1.7 million related to AMT credit carryovers.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. During 2011, the Company resolved examination issues for tax years 2009 which resulted in adjustment to tax attribute carryforwards. No material unanticipated assessments were incurred, and we adjusted our liability for uncertain tax positions accordingly.

The Company does not anticipate that any event will result in a significant change in the existing balance of unrecognized tax benefits within 12 months. Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2011	2010	2009
($ in millions)
Balance, beginning of year	$—	$0.1	$8.7
Reductions for tax positions of prior years	—	(0.1)	—
Settlements with taxing authorities	—	—	(8.6)
Balance, end of year	$—	$—	$0.1

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

16.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Years Ended December 31,
($ in millions)	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$245.4	$(1.0)	$612.0	$66.5	$1,241.8	$450.4
Adjustments for net realized investment (gains) losses on available-for-sale securities included in net income	14.1	17.6	(4.2)	(4.8)	119.8	59.2
Net unrealized investment gains (losses)	259.5	16.6	607.8	61.7	1,361.6	509.6
Pension liability adjustment	(84.2)	(54.7)	(9.3)	(6.0)	40.4	26.3
Effect of deconsolidation of CDOs	—	—	—	—	31.8	31.8
Net unrealized losses on foreign currency translation adjustment	—	—	(1.1)	(0.6)	—	—
Other assets	1.6	1.0	(32.0)	(32.1)	—	—
Net unrealized gains (losses) on derivative instruments	0.3	0.2	28.3	12.8	(6.1)	(4.0)
Other comprehensive income (loss)	177.2	$(36.9)	593.7	$35.8	1,427.7	$563.7
Applicable policyholder dividend obligation	158.9		298.7		78.4
Applicable deferred policy acquisition cost amortization	57.2		198.9		603.6
Applicable deferred income tax expense (benefit)	(2.0)		60.3		182.0
Offsets to other comprehensive income	214.1		557.9		864.0
Other comprehensive income (loss)	$(36.9)		$35.8		$563.7

Components of Accumulated Other Comprehensive Income:	As of December 31,
($ in millions)	2011		2010
	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$544.4	$12.5	$284.9	$(4.1)
Unrecognized loss and prior service costs (Note 17)	(282.4)	(183.5)	(198.2)	(128.8)
Unrealized gains on foreign currency translation adjustment and other	—	—	—	—
Other assets	0.3	0.2	(1.3)	(0.8)
Unrealized gains (losses) on derivative instruments	0.2	0.1	(0.1)	(0.1)
Accumulated other comprehensive income (loss)	262.5	$(170.7)	85.3	$(133.8)
Applicable policyholder dividend obligation	446.1		287.2
Applicable deferred policy acquisition costs	72.5		15.3
Applicable deferred income tax benefit	(85.4)		(83.4)
Offsets to accumulated other comprehensive income (loss)	433.2		219.1
Accumulated other comprehensive loss	$(170.7)		$(133.8)

17.

Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.

We have three defined benefit plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our defined benefit plans were frozen. This change was announced in 2009 and a curtailment was recognized at that time for the reduction in the expected years of future service.

The employee pension plan is funded with assets held in a trust. The assets within the plan include corporate and government debt securities, equity securities, real estate and private equity partnerships. The supplemental plan is unfunded. Upon a change in control (as defined in the plan) of The Phoenix Companies, Inc., we are required to make an irrevocable contribution to a trust to fund the benefits payable under the supplemental plan.

17.

Employee Benefit Plans and Employment Agreements (continued)

Assumptions Related to Pension and Postretirement Employee Benefit Plans

Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make assumptions in order to calculate the related liabilities and expenses each period. The assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2011, 2010 and 2009 are presented in the following tables.

Principal Rates and Assumptions:	Years Ended December 31,
	2011	2010	2009
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	4.53%	5.32%	5.79%
Projected benefit obligation discount rate – Supplemental Plan	4.39%	5.10%	5.62%
Projected benefit obligation discount rate – Other Post-Employment Benefits	4.11%	4.79%	5.32%
Future compensation increase rate	N/A(1)	N/A(1)	Graded(1)
Pension plan assets long-term rate of return	8.00%	8.50%	8.50%
Deferred investment gain/loss amortization corridor	5.00%	5.00%	5.00%
Future health care cost increase rate, age 64 and younger	N/A	7.50%	8.00%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee Plan	5.32%	5.79%	6.26%
Projected benefit obligation discount rate – Supplemental Plan	5.10%	5.62%	6.28%
Projected benefit obligation discount rate – Other Post-Employment Benefits	4.79%	5.32%	6.30%
Future compensation increase rate	N/A(1)	N/A(1)	Graded(1)
Pension plan assets long-term rate of return	8.00%	8.50%	8.50%
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Benefits	10.00%	10.00%	10.00%
Future health care cost increase rate, age 64 and younger	N/A	8.00%	8.50%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

———————

(1)

Salary scale by age which grades down from 3.5% to N/A as a result of the pension plan freeze effective March 31, 2010.

The discount rate assumption is developed using a yield curve approach based upon future pension and other postretirement obligations and currently available market and industry data. The yield curve utilized is comprised of bonds rated Aa/AA or higher by Moody’s Investor Services, Standard & Poor’s and Fitch Ratings Ltd. with maturities between one and fifteen or more years.

The health care cost trend rate affects the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not have a material effect to the accumulated postretirement benefit obligation or to the annual service and interest costs.

The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and postretirement benefit plans as of December 31, 2011:

10-Year Benefit Payout Projection:	Employee	Supplemental	Other
($ in millions)	Plan	Plan	Postretirement	Total

2012	$31.3	$9.8	$5.6	$46.7
2013	31.9	8.2	5.3	45.4
2014	32.3	8.2	5.0	45.5
2015	32.4	8.2	4.8	45.4
2016	33.6	8.3	4.6	46.5
2017 to 2021	179.5	43.9	20.2	243.6

17.

Employee Benefit Plans and Employment Agreements (continued)

Our investment policy and strategy employs a total return approach combining equities, fixed income, real estate and other assets to maximize the long-term return of the plan assets for a prudent level of risk. Risk tolerance is determined based on consideration of plan liabilities and plan-funded status. The investment portfolio contains a diversified blend of equity, fixed income, real estate and alternative investments. The equity investments are diversified across domestic and foreign markets, across market capitalizations (large, mid and small cap), as well as growth, value and blend. Derivative instruments are not typically used for implementing asset allocation decisions and are not used in conjunction with leverage. Investment performance is measured and monitored on an on-going basis through quarterly investment portfolio reviews, annual liability measurement, and periodic presentations by asset managers included in the plan.

Employee Pension Plan Asset Allocation:	As of December 31,
	2011	2010
Asset Category
Equity securities	58%	61%
Debt securities	30%	30%
Real estate	4%	3%
Other	8%	6%
Total	100%	100%

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

Obligations Related to the Employee Pension Plan

The following tables set forth a reconciliation of beginning and ending balances of the fair value of plan assets, benefit obligation as well as the funded status of the Company’s defined benefit pension plans for the years ended December 31, 2011 and 2010.

Changes in Plan Assets and Benefit Obligations:	Years Ended December 31,
($ in millions)	2011	2010
	Employee Plan
Plans’ Assets
Plan assets’ actual return	$17.3	$56.1
Employer contributions	17.4	25.7
Plan disbursements	(32.8)	(32.8)
Change in plan assets	1.9	49.0
Plan assets, beginning of year	436.0	387.0
Plans’ assets, end of year	$437.9	$436.0

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(30.1)	$(32.7)
Actuarial gain (loss)	(51.5)	(27.6)
Plan disbursements	32.8	32.8
Curtailment gain	—	—
Plan amendments	—	—
Change in projected benefit obligation	(48.8)	(27.5)
Projected benefit obligation, beginning of year	(575.8)	(548.3)
Projected benefit obligation, end of year	$(624.6)	$(575.8)
Plan assets less than projected benefit obligations, end of year	$(186.7)	$(139.8)

Accumulated benefit obligation	$624.6	$575.8

17.

Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Consolidated Balance Sheet:	Years Ended December 31,
($ in millions)	2011	2010
	Employee Plan

Other liabilities	$(186.7)	$(139.8)

Amounts recognized in accumulated other comprehensive loss	Years Ended December 31,
consist of:	2011	2010
($ in millions)	Employee Plan

Prior service (credit) cost	$—	$—
Net actuarial loss	219.1	153.0
Total	$219.1	$153.0

Amounts in accumulated other comprehensive loss that are expected to be recognized	Employee
as components of net periodic cost (credit) during the next fiscal year are as follows:	Plan
($ in millions)

Prior service (credit) cost	$—
Net actuarial loss	7.3
Total	$7.3

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2011	2010	2009

Service cost	$0.9	$2.2	$5.1
Interest cost	29.2	30.5	32.9
Plan assets expected return	(36.3)	(32.5)	(29.4)
Net loss amortization	4.4	4.5	16.6
Prior service cost amortization	—	—	0.7
Curtailment expense (benefit)	—	—	2.7
Pension benefit expense	$(1.8)	$4.7	$28.6

Funding Status of Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded at 80% of the funding target liabilities as of December 31, 2011.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2011 and 2010 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2011	2010

Plan assets, end of year	$437.9	$436.0
Projected benefit obligation, end of year	(624.6)	(575.8)
Plan assets less than projected benefit obligations, end of year	$(186.7)	$(139.8)

To meet the above funding objectives, we made contributions to the pension plan totaling $17.4 million and $25.7 million during 2011 and 2010, respectively. Over the next 12 months, we expect to make contributions of approximately $16.4 million from our operating cash flow, of which approximately $3.4 million will be made in the first quarter of 2012.

17.

Employee Benefit Plans and Employment Agreements (continued)

Fair Value Measurement—Employee Pension Plan Assets

For a discussion of the methods employed by us to measure the fair value of invested assets (see Note 14 to these financial statements). The following discussion of fair value measurements applies exclusively to our employee pension plan assets.

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

The following table presents the level within the fair value hierarchy at which the financial assets of the Company's employee pension plan are measured on a recurring basis at December 31, 2011.

Fair Value of Assets by Type and Level:	As of December 31, 2011
($ in millions)	Level 1	Level 2	Level 3	Total

Equity Securities
Common stocks	$284.4	$—	$—	$284.4
Phoenix common stock	0.6	—	—	0.6
Debt Securities
Fixed maturities:
Asset-backed	—	1.3	—	1.3
CMO/CMBS	—	9.9	—	9.9
Corporate	—	31.4	—	31.4
Mortgage-backed	—	17.9	—	17.9
Other	—	6.7	—	6.7
U.S. government securities	21.6	—	—	21.6
State & municipal securities	—	11.1	—	11.1
Total assets at fair value(1)	$306.6	$78.3	$—	$384.9

———————

(1)

Excludes $40.1 million in limited partnerships and real estate investments accounted for on the equity method as well as $8.9 million in cash and cash equivalents and money market funds.

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

17.

Employee Benefit Plans and Employment Agreements (continued)

As of December 31, 2011 and 2010, there were no Level 3 assets in the employee pension plan. There also were no changes in the Level 3 category during the years then ended.

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments to retirees as they become due under these plans from cash-flow from operations.

The following tables set forth a reconciliation of beginning and ending balances of the projected benefit obligation of the Company’s supplemental plans for the years ended December 31, 2011 and 2010.

Changes in Plan Assets and Benefit Obligations:	Years Ended December 31,
($ in millions)	2011	2010
	Supplemental Plan
Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(6.9)	$(7.5)
Actuarial gain (loss)	(14.9)	(9.3)
Plan disbursements	13.9	13.9
Curtailment gain	—	—
Plan amendments	—	—
Change in projected benefit obligation	(7.9)	(2.9)
Projected benefit obligation, beginning of year	(133.3)	(130.4)
Projected benefit obligation, end of year	$(141.2)	$(133.3)
Plan assets less than projected benefit obligations, end of year	$(141.2)	$(133.3)

Accumulated benefit obligation	$141.2	$133.3

Amounts Recognized in Consolidated Balance Sheet:	Years Ended December 31,
($ in millions)	2011	2010
	Supplemental Plan

Other liabilities	$(141.2)	$(133.3)

Amounts recognized in accumulated other comprehensive loss	Years Ended December 31,
consist of:	2011	2010
($ in millions)	Supplemental Plan

Prior service (credit) cost	$—	$—
Net actuarial loss	66.2	53.3
Total	$66.2	$53.3

Amounts in accumulated other comprehensive loss that are expected to be recognized	Supplemental
as components of net periodic cost (credit) during the next fiscal year are as follows:	Plan
($ in millions)

Prior service (credit) cost	$—
Net actuarial loss	2.3
Total	$2.3

17.

Employee Benefit Plans and Employment Agreements (continued)

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2011	2010	2009

Service cost	$—	$0.4	$1.1
Interest cost	6.9	7.1	8.2
Plan assets expected return	—	—	—
Net loss amortization	2.1	1.5	4.9
Prior service cost amortization	—	—	(0.9)
Curtailment expense (benefit)	—	—	(2.8)
Pension benefit expense	$9.0	$9.0	$10.5

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

Components of Postretirement Benefit Expense:	Years Ended December 31,
($ in millions)	2011	2010	2009

Service cost	$0.4	$0.4	$1.1
Interest cost	2.7	3.0	3.9
Net gain amortization	—	(0.1)	(0.2)
Prior service cost amortization	(2.1)	(2.1)	(1.0)
Curtailment credit	—	—	(1.1)
Other postretirement benefit expense	$1.0	$1.2	$2.7

Changes in Plan Accumulated Benefit Obligation:	Years Ended December 31,
($ in millions)	2011	2010

Service and interest cost accrued	$(3.0)	$(3.3)
Actuarial gain (loss)	(3.6)	0.1
Plan disbursements	6.2	6.0
Plan amendments	0.4	—
Curtailment gain	—	—
Change in projected benefit obligation	—	2.8
Projected benefit obligations, beginning of year	(58.8)	(61.6)
Projected benefit obligations, end of year	$(58.8)	$(58.8)

Amounts Recognized in Consolidated Balance Sheet:	As of December 31,
($ in millions)	2011	2010

Other liabilities	$(58.8)	$(58.8)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of December 31,
($ in millions)	2011	2010

Prior service credit	$(1.7)	$(3.3)
Net actuarial gain	(1.2)	(4.8)
Total	$(2.9)	$(8.1)

17.

Employee Benefit Plans and Employment Agreements (continued)

The postretirement benefit plan is unfunded and had projected benefit obligations of $58.8 million and $58.8 million as of December 31, 2011 and 2010, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

Gain amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $1.3 million, all of which relate to prior service cost.

Employment Agreements and Restructuring Expense

We have entered into agreements with certain of our key executives that will, in a change in control, provide separation benefits upon the termination of the executive’s employment by us for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements. The agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control of The Phoenix Companies, Inc., as defined in the agreements. Upon a change in control, we are required to make an irrevocable contribution to a trust as soon as possible following such change in control in an amount equal to pay such benefits payable under such agreements.

Savings Plan

The Company’s employees are eligible to participate in a savings plan under which designated contributions may be invested in common stock of PNX. Under this plan, the Company contributes a percentage of eligible base salary to the participant’s account. Expense recognized related to the savings plan was $5.0 million, $5.1 million and $4.9 million in 2011, 2010, and 2009, respectively.

Additional Retirement Benefits

We have agreements with certain of our employees that provide for additional retirement benefits. In the year ended December 31, 2011, the estimated liability for these agreements was $17.9 million.

18.

Share-Based Payment

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Years Ended December 31,
($ in millions)	2011	2010	2009

Compensation cost charged to income from continuing operations	$1.2	$3.7	$2.6
Income tax expense (benefit) before valuation allowance	$0.2	$(0.4)	$0.9

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2011.

Award modifications

In connection with the Virtus spin-off dividend, outstanding stock option and RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, awards to Virtus employees were cancelled.

18.

Share-Based Payment (continued)

Stock options

Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vest immediately. Once vested, options become exercisable. For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance. We calculate the fair value of options using the Black-Scholes option valuation model. The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for officers and employees, less the number of share options issuable under the Directors’ Stock Plan. The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares. There were no stock options granted during 2011.

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2010	2009

Expected term(1)	6 years	6 years
Weighted-average expected volatility	31.0%	307.9%
Weighted-average interest rate	3.9%	2.5%
Weighted-average common share dividend yield	0.0%	0.0%

———————

(1)

As a result for the volatility of our stock price, insufficient historical share option exercise experience exists; therefore, a simplified method for estimating a stock option term was used.

Summary of Stock Option Activity:	Year Ended December 31, 2011
($ in millions, except share data)			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	3,742,620	$11.40	3.62	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(175,106)	11.47	—	—
Canceled/expired	(11,546)	5.80	—	—
Outstanding, end of year	3,555,968	$11.42	2.79	$—
Vested and exercisable, end of year	3,412,174	$11.78	2.56	$—

Weighted-Average Fair Value:	Years Ended December 31,
	2011		2010		2009
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	0	$—	220,401	$1.42	5,000	$0.53

There were no options exercised for the years ended December 31, 2011, 2010 and 2009. We issue new shares to satisfy option exercises.

As of December 31, 2011, $0.3 million of total compensation cost related to non-vested stock options was unrecognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these stock options will be resolved no later than June 30, 2014.

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

Summary of RSU Activity:	Years Ended December 31, 2011
	Time-Vested		Performance-Contingent
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value

Outstanding, beginning of year	1,057,600	$3.22	1,636,211	$2.71
Awarded	428,523	1.81	238,095	2.52
Adjustment for performance results	—	—	(90,353)	2.82
Conversion of performance-contingent awards	1,275,114	2.84	(1,275,114)	2.84
Converted to common shares/applied to taxes	(236,091)	2.82	(43,433)	2.82
Forfeited	(57,607)	2.73	(12,311)	2.84
Outstanding, end of year	2,467,539	$2.83	453,095	$2.20

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

RSUs Awarded:	Years Ended December 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value	Number	Fair Value

Time-vested RSUs awarded	428,523	$1.81	346,563	$2.32	551,278	$2.16
Performance-contingent RSUs awarded	238,095	$2.52	1,389,491	$2.84	215,000	$1.85

RSU Values:	Years Ended December 31,
($ in millions)	2011	2010	2009

Intrinsic value of RSUs converted	$0.7	$1.4	$3.3
Total grant date fair value of RSUs vested converted to common shares	$2.8	$4.4	$13.0

As of December 31, 2011, $1.9 million of total compensation cost related to service-vested RSU awards was unrecognized. That cost is expected to be recognized over a weighted-average period of 0.7 years.

In addition to the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than June 30, 2012.

19.

Earnings Per Share

Shares Used in Calculation of Earnings Per Share:	Years Ended December 31,
(shares in thousands)	2011	2010	2009

Weighted-average common shares outstanding	116,537	116,340	116,473
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,422	295	848
Employee stock options	5	3	2
Potential common shares	1,427	298	850
Less: Potential common shares excluded from calculation due to net losses	—	(298)	(850)
Dilutive potential common shares	1,427	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	117,964	116,340	116,473

As a result of the net loss from continuing operations for the years ended December 31, 2010 and 2009, we are required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

20.

Segment Information

In managing our business, we analyze segment performance on the basis of operating income which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by the Chief Executive Officer, as well as management, to evaluate performance, allocate resources and manage our operations. Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains and losses are often subject to our discretion. We have also excluded the tax expense or benefit attributable to continuing operations because of the GAAP intraperiod tax accounting rules applied to the Company’s operating results.

Segment Information on Revenues:	Years Ended December 31,
($ in millions)	2011	2010	2009

Life and Annuity(1)	$1,842.2	$1,985.5	$1,916.5
Saybrus Partners(2)	18.2	3.3	—
Less: Intercompany revenues(3)	10.7	2.5	—
Total revenues	$1,849.7	$1,986.3	$1,916.5

———————

(1)

Includes intercompany interest revenue of $0.6 million and $0.2 million for the years ended December 31, 2011 and 2010. There was no intercompany interest revenue during the year ended December 31, 2009.

(2)

Includes intercompany commission revenue of $11.3 million and $2.7 million for the years ended December 31, 2011 and 2010. There was no intercompany commission revenue for the year ended December 31, 2009.

(3)

All intercompany balances are eliminated in consolidating the financial statements.

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Years Ended December 31,
($ in millions)	2011	2010	2009

Life and Annuity operating income	$49.5	$7.5	$(19.4)
Saybrus Partners operating income	(1.3)	(21.7)	(7.8)
Less: Applicable income tax expense (benefit)	1.9	(10.1)	108.9
Income from discontinued operations, net of income taxes	(22.0)	12.0	(123.0)
Net realized investment losses	(16.4)	(9.9)	(102.2)
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	0.2	(10.6)	42.3
Net income (loss)	$8.1	$(12.6)	$(319.0)

We have not provided asset information for the segments as the assets attributable to Saybrus are not significant relative to the assets of our consolidated balance sheet. All of our interest revenue and interest expense reside within the Life and Annuity segment.

21.

Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, we completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring us to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. We intend to defend these matters vigorously.

There were no assets or liabilities on the balance sheet identified as discontinued operations related to PFG at December 31, 2011 and 2010.

Summarized Statement of Income for PFG Holdings, Inc.:	Years Ended December 31,
($ in millions)	2011	2010	2009

Total revenues	$—	$25.6	$22.5
Loss recognized on anticipated sale	—	—	(22.7)
Other benefits and expenses	(3.0)	(11.4)	(48.3)
Earnings before taxes	(3.0)	14.2	(48.5)
Income tax expense	—	—	—
Net income (loss) from discontinued operations	$(3.0)	$14.2	$(48.5)

During the year ended December 31, 2011, net loss of $3.0 million was recognized, primarily related to accrued legal fees attributable to these matters.

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

No net income related to PLARNY was recognized during the year ended December 31, 2011. Net income of $1.0 million and $0.3 million was recognized during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and 2010, there were no assets or liabilities related to PLARNY reflected as discontinued operations on the balance sheet. As of December 31, 2009, $13.7 million of assets and $0.1 million of liabilities were reflected as discontinued operations on the balance sheet. Prior to the closing of the transaction, PLARNY made a dividend distribution in the fourth quarter of 2010 of $10.0 million to its parent company, PM Holdings, Inc., in accordance with the sales agreement. A loss of $0.1 million was recognized during the year ended December 31, 2010 related to this transaction.

Spin-Off of Virtus

On December 31, 2008, we distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations). Since the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

21.

Discontinued Operations (continued)

As of December 31, 2011 and 2010, there were no assets or liabilities remaining on the balance sheet identified as discontinued operations related to Virtus. As of December 31, 2009, the net loss from discontinued operations related to Virtus was $3.1 million which was comprised of additional expenses incurred during the first quarter of 2009 related to the spin-off.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Losses of $19.0 million in 2011, $3.2 million in 2010 and $71.7 million in 2009 were recognized primarily related to adverse developments which occurred during these respective years. See Note 24 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

22.

Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2011, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

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

Statutory Financial Data for Phoenix Life:	As of or for the Years Ended December 31,
($ in millions)	2011	2010	2009

Statutory capital, surplus, and surplus notes	$728.8	$658.5	$517.2
Asset valuation reserve (“AVR”)	116.9	104.7	57.0
Statutory capital, surplus, surplus notes and AVR	$845.7	$763.2	$574.2
Statutory gain from operations	$130.5	$147.8	$29.2
Statutory net income (loss)	$95.0	$139.8	$(59.9)

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the NYDFS explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries’ RBC was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2011 and 2010.

22.

Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid $64.8 million in dividends in 2011 and under the above formula would be able to pay $71.8 million in dividends in 2012.

23.

Premises and Equipment

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2011		2010
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$89.9	$25.9	$89.7	$26.5
Equipment	89.5	22.6	98.9	30.4
Leasehold improvements	1.3	0.2	—	—
Premises and equipment cost and carrying value	180.7	$48.7	188.6	$56.9
Accumulated depreciation and amortization	(132.0)		(131.7)
Premises and equipment	$48.7		$56.9

Depreciation and amortization expense for premises and equipment for 2011, 2010 and 2009 totaled $12.6 million, $11.1 million and $26.3 million, respectively. A complete inventory of premises and equipment was undertaken in 2010 which resulted in an adjustment to cost and accumulated depreciation related to fully depreciated assets no longer in use.

Rental expenses for operating leases, principally with respect to buildings, amounted to $1.2 million, $1.6 million and $2.2 million in 2011, 2010 and 2009, respectively. Future minimum rental payments under non-cancelable operating leases were $18.6 million as of December 31, 2011, payable as follows: in 2012, $1.6 million; in 2013, $1.4 million; in 2014, $1.3 million; in 2015, $1.3 million; in 2016, $1.3 million and thereafter, $11.7 million. These obligations include amounts for leased property of our discontinued operations of $0.2 million in 2010. All future obligations for leased property of our discontinued operations were assumed by the buyer upon the completion of the sale on June 23, 2010. See Note 21 to these financial statements for additional information.

24.

Contingent Liabilities

Spin-off

We entered into a Separation Agreement, Plan of Reorganization and Distribution by and between Virtus (the “Separation Agreement”) and us on December 18, 2008. In addition to other matters, the Separation Agreement requires Virtus to retain all litigation, arbitration and regulatory matter liabilities related to Virtus, its subsidiaries and our historical asset management business, with certain limited exceptions (the “Liabilities”). Based on current information, and considering the retention of the Liabilities by Virtus, we do not believe that the outcome of the litigation, arbitration and regulatory matters related to the Liabilities are likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition or to have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or investment advisor.

24.

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

The definitive agreement to sell PFG contains a provision requiring us to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. We intend to defend these matters vigorously.

Carol Curran, et al. v. AGL Life Assurance Co. et al. is a case filed in the state district court in Boulder County, Colorado that falls under the indemnification with Tiptree. The Company is not a party to the lawsuit. On August 8, 2011, the state district court judge certified a class action. On October 18, 2011, the Colorado Supreme Court granted defendants’ petition to determine whether the Securities Litigation Uniform Standards Act deprives the state court of jurisdiction of the class action as certified and issued a stay of the state court proceedings. On January 17, 2012, the Colorado Supreme Court dismissed the appeal without reaching the merits. The trial court proceedings will now continue. The outcome of this litigation and the amount, or range, of potential loss are uncertain.

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

Unclaimed Property Inquiry

On July 5, 2011, the State of New York Insurance Department issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We have completed our investigation and analysis and estimate the amount of claim and interest payments to beneficiaries or state(s) to be $11.4 million ($3.6 million after policy dividend obligation and deferred policy acquisition cost offsets). This amount has been recorded in policy liabilities and accruals.

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

24.

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

Our total policy liabilities and accruals were $59.1 million and $49.7 million as of December 31, 2011 and 2010, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $2.0 million and $9.1 million as of December 31, 2011 and 2010, respectively. Losses of $19.0 million in 2011, $3.2 million in 2010 and $71.7 million in 2009 were recognized. During 2011, the Company strengthened reserves to reflect developments in the contracts underlying the block. During 2010 and 2009, we received and evaluated additional claims information that became available from certain ceding companies. In 2009, a dispute with a ceding company that had been the subject of arbitration and commuted certain contracts with other ceding companies was resolved.

25.

Other Commitments

During 2008, we announced an amendment to our agreement under with HP Enterprise Services related to the management of our infrastructure services. The amendment covered the year 2009 to 2015. We have four years remaining on the agreement. The remaining commitment total is $62.3 million.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of December 31, 2011, the Company had unfunded commitments of $214.7 million under such agreements, of which $65.3 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At December 31, 2011, the Company had open commitments of $30.4 million under such agreements which are expected to be funded by December 31, 2012.

26.

Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,
($ in millions)	2011	2010
Assets
Available-for-sale debt securities, at fair value	$40.1	$40.1
Cash and cash equivalents	52.5	2.1
Investments in subsidiaries	1,337.5	1,557.9
Advances to subsidiaries	18.1	22.2
Deferred income taxes	264.5	133.3
Other assets	29.5	33.7
Total assets	$1,742.2	$1,789.3
Liabilities and Stockholders’ Equity
Indebtedness (Note 9)	$268.6	$269.6
Accrued pension and post-employment benefits (Note 17)	315.7	331.9
Other liabilities	31.7	32.3
Total liabilities	616.0	633.8
Total stockholders’ equity	1,126.2	1,155.5
Total liabilities and stockholders’ equity	$1,742.2	$1,789.3

Parent Company Results of Operations:	Years Ended December 31,
($ in millions)	2011	2010	2009
Revenues
Dividends received from subsidiary, Phoenix Life	$64.8	$25.0	$—
Equity in undistributed earnings of subsidiaries	(136.8)	(93.3)	(58.8)
Investment income	2.8	1.9	1.6
Net realized investment gains (losses)	3.4	3.3	4.8
Total revenues	(65.8)	(63.1)	(52.4)
Interest expense	20.4	20.4	20.6
Other operating expenses	3.5	10.4	2.0
Total expenses	23.9	30.8	22.6
Loss before income taxes	(89.7)	(93.9)	(75.0)
Income tax expense (benefit)	(119.8)	(69.3)	121.0
Income (loss) from continuing operations	30.1	(24.6)	(196.0)
Income (loss) from discontinued operations of subsidiaries	(22.0)	12.0	(123.0)
Net income (loss)	$8.1	$(12.6)	$(319.0)

Parent Company Cash Flows:	Years Ended December 31,
($ in millions)	2011	2010	2009
Operating Activities
Cash dividends received from subsidiary	$64.8	$25.0	$—
Investment income received	1.4	1.8	1.6
Interest, income taxes and other expenses paid, net	(21.4)	(17.6)	7.5
Cash provided by operating activities	44.8	9.2	9.1
Debt security sales (purchases), net	8.0	10.0	(24.6)
Advances and capital contributions to subsidiaries	(2.7)	(25.5)	(4.3)
Proceeds from the sale and purchase of subsidiaries	1.0	7.8	(0.4)
Cash provided by (used for) investing activities	6.3	(7.7)	(29.3)
Repayment of debt	(0.7)	—	(13.3)
Common stock issuance	—	—	0.1
Common stock dividend paid	—	—	—
Cash used for financing activities	(0.7)	—	(13.2)
Change in cash and cash equivalents	50.4	1.5	(33.4)
Cash and cash equivalents, beginning of year	2.1	0.6	34.0
Cash and cash equivalents, end of year	$52.5	$2.1	$0.6

27.

Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2011 and 2010.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2011

Revenues	$449.4	$477.8	$472.1	$450.4

Benefits and expenses	$454.3	$463.3	$442.3	$457.8

Income tax expense (benefit)	$(0.3)	$9.4	$(6.7)	$(0.5)

Income (loss) from continuing operations(1)	$(4.6)	$5.1	$36.5	$(6.9)

Income (loss) from discontinued operations(2)	$(1.5)	$(0.7)	$(4.7)	$(15.1)

Net income (loss)	$(6.1)	$4.4	$31.8	$(22.0)

Earnings per share:
Basic	$(0.05)	$0.03	$0.27	$(0.19)
Diluted	$(0.05)	$0.03	$0.27	$(0.19)

———————

(1)

Income from continuing operations for the third quarter of 2011 reflected positive mortality experience and lower deferred policy acquisition cost amortization as a result of negative market performance. Fourth quarter 2011 reflects approximately $15.4 million associated with the correction of errors related to various prior years, which decreased income from continuing operations in the current period. These out-of-period adjustments include the establishment of an $11.5 million liability for certain retirement benefits predating Phoenix’s 2001 demutualization, identified as part of a comprehensive balance sheet review completed in the fourth quarter of 2011. This adjustment was partially offset by several unrelated reserve and accrual corrections.

(2)

Net income from discontinued operations in the fourth quarter of 2011 reflected the strengthening of reserves related to our discontinued reinsurance operations to reflect developments in the contracts underlying the block.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2010

Revenues	$497.0	$533.7	$467.9	$487.7

Benefits and expenses	$482.9	$538.7	$500.7	$498.7

Income tax expense (benefit)	$0.2	$(0.3)	$(7.7)	$(2.3)

Income (loss) from continuing operations(1)	$13.9	$(4.7)	$(25.1)	$(8.7)

Income (loss) from discontinued operations(2)	$(0.2)	$15.0	$0.1	$(2.9)

Net income (loss)	$13.7	$10.3	$(25.0)	$(11.6)

Earnings per share:
Basic	$0.12	$0.09	$(0.22)	$(0.10)
Diluted	$0.12	$0.09	$(0.22)	$(0.10)

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

28.

Subsequent Events

On January 13, 2012, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and our senior debt rating of bb-. They changed their outlook on our ratings from stable to positive.

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

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.2

First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.5

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.6

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.9

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.10

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.11

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.12

Discussion of The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, as amended (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.13

First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.14

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.15

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.16

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.17

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.18

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.19

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.20

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.21

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.22

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.23

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006; SEC File Number 001-16517)

10.24

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

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

10.31	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.32	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.33	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.34	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 7, 2011)

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

10.37	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.38	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.39	Discussion of director compensation and share ownership guidelines (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2009)

10.40

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.41	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.42

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.43

First Amended and Restated Credit Agreement dated as of April 2, 2008, by and among The Phoenix Companies, Inc., and Phoenix Life Insurance Company as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 7, 2008)

10.44

First Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among The Phoenix Companies, Inc. and Phoenix Life Insurance Company as borrowers; Wachovia Bank, National Association, as administrative agent; The Bank of New York, as syndication agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as documentation agents; and the other lenders party thereto (incorporated herein by reference to Exhibit 10.55 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated November 10, 2008)

10.45

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.46

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.47

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.48

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.49

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.50

Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.51

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.52

Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 6, 2009)

10.53	Template Change in Control Agreement effective January 1,2012 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 7, 2011)

Ratio of Earnings to Fixed Charges*

Subsidiaries of The Phoenix Companies, Inc.*

23	Consent of PricewaterhouseCoopers LLP*

Power of Attorney*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.