Form 10-Q
period 2012-03-31
PHOENIX COMPANIES INC/DE
filed 2012-05-07
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

On May 3, 2012, the registrant had 116.3 million shares of common stock outstanding.

p2

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheets

($ in millions, except share data)

March 31, 2012 (unaudited) and December 31, 2011

	Mar 31,	Dec 31,
	2012	2011
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,516.0 and $11,351.8)	$12,132.9	$11,890.0
Available-for-sale equity securities, at fair value (cost of $34.5 and $29.5)	42.1	35.7
Limited partnerships and other investments	613.0	601.3
Policy loans, at unpaid principal balances	2,374.8	2,379.3
Derivative instruments	180.6	174.8
Fair value option investments	89.2	86.6
Total investments	15,432.6	15,167.7
Cash and cash equivalents	209.6	194.3
Accrued investment income	182.5	175.6
Receivables	398.6	415.1
Deferred policy acquisition costs	1,122.1	1,162.8
Deferred income taxes	93.6	118.2
Other assets	144.5	164.6
Discontinued operations assets	67.8	69.2
Separate account assets	4,041.6	3,817.6
Total assets	$21,692.9	$21,285.1

LIABILITIES:
Policy liabilities and accruals	$12,971.0	$12,981.1
Policyholder deposit funds	2,602.5	2,429.4
Indebtedness	426.9	426.9
Other liabilities	645.3	613.8
Discontinued operations liabilities	57.4	58.3
Separate account liabilities	4,041.6	3,817.6
Total liabilities	20,744.7	20,327.1

CONTINGENCIES AND COMMITMENTS (NOTES 18 & 19)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.3 million and 116.3 million shares outstanding	1.3	1.3
Additional paid-in capital	2,630.8	2,630.5
Accumulated other comprehensive loss	(136.8)	(134.8)
Accumulated deficit	(1,367.6)	(1,359.5)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	948.2	958.0
Total liabilities and stockholders’ equity	$21,692.9	$21,285.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
REVENUES:
Premiums	$100.2	$111.0
Fee income	146.6	153.8
Net investment income	207.9	200.8
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(11.7)	(7.4)
Portion of OTTI losses recognized in other comprehensive income	5.5	1.7
Net OTTI losses recognized in earnings	(6.2)	(5.7)
Net realized investment losses, excluding OTTI losses	(9.4)	(10.5)
Net realized investment losses	(15.6)	(16.2)
Total revenues	439.1	449.4

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	254.1	260.4
Policyholder dividends	65.1	63.7
Policy acquisition cost amortization	50.2	51.1
Interest expense on indebtedness	7.9	7.9
Other operating expenses	60.5	59.7
Total benefits and expenses	437.8	442.8
Income from continuing operations before income taxes	1.3	6.6
Income tax expense	8.9	1.5
Income (loss) from continuing operations	(7.6)	5.1
Loss from discontinued operations, net of income taxes	(0.5)	(1.5)
Net income (loss)	$(8.1)	$3.6

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.07)	$0.04
Earnings (loss) from continuing operations – diluted	$(0.07)	$0.04
Earnings (loss) from discontinued operations – basic	$—	$(0.01)
Earnings (loss) from discontinued operations – diluted	$—	$(0.01)
Net earnings (loss) – basic	$(0.07)	$0.03
Net earnings (loss) – diluted	$(0.07)	$0.03
Basic weighted-average common shares outstanding (in thousands)	116,316	116,208
Diluted weighted-average common shares outstanding (in thousands)	116,316	117,667

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(8.1)	$3.6
Net unrealized investment gains (losses)	0.5	(0.7)
Non-credit portion of OTTI losses recognized in other comprehensive income	(3.6)	(1.1)
Net pension liability adjustment	1.3	0.7
Net unrealized other assets	—	1.0
Net unrealized derivative instruments losses	(0.2)	(0.5)
Other comprehensive loss	(2.0)	(0.6)
Comprehensive income (loss)	$(10.1)	$3.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Three Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(8.1)	$3.6
Net realized investment losses	15.6	16.2
Amortization of deferred policy acquisition costs	50.2	51.1
Policy acquisition costs deferred	(26.1)	(34.0)
Amortization and depreciation	3.4	2.6
Undistributed equity in earnings of limited partnerships and other investments	(16.4)	(9.9)
Change in:
Accrued investment income	(13.2)	(6.9)
Deferred income taxes	—	(0.3)
Receivables	16.5	(26.2)
Policy liabilities and accruals	(37.3)	(42.0)
Other assets and other liabilities, net	(21.0)	12.0
Cash used for continuing operations	(36.4)	(33.8)
Discontinued operations, net	2.5	1.3
Cash used for operating activities	(33.9)	(32.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(665.3)	(785.4)
Available-for-sale equity securities	(5.0)	(5.2)
Limited partnerships and other investments	(22.5)	(19.1)
Derivative instruments	(19.0)	(25.2)
Fair value option investments	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	557.6	589.4
Available-for-sale equity securities	0.3	1.2
Limited partnerships and other investments	30.9	45.6
Derivative instruments	1.8	25.2
Fair value option investments	—	8.6
Policy loans, net	4.5	12.6
Premises and equipment additions	(0.7)	(1.0)
Discontinued operations, net	(1.9)	1.7
Cash used for investing activities	(119.3)	(151.6)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	354.5	334.6
Policyholder deposit fund withdrawals	(186.0)	(165.1)
Cash provided by financing activities	168.5	169.5
Change in cash and cash equivalents	15.3	(14.6)
Cash and cash equivalents, beginning of period	194.3	121.9
Cash and cash equivalents, end of period	$209.6	$107.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$—	$(0.2)
Interest expense on indebtedness paid	$(4.7)	$(4.7)

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.0 million and $8.0 million as of March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Three Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,630.5	$2,631.0
Issuance of shares and compensation expense on stock compensation awards	0.3	0.7
Balance, end of period	$2,630.8	$2,631.7

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(134.8)	$(133.8)
Adjustment for cumulative effect of accounting change	—	31.1
Other comprehensive income (loss)	(2.0)	(0.6)
Balance, end of period	$(136.8)	$(103.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,359.5)	$(1,163.5)
Adjustment for cumulative effect of accounting change	—	(243.6)
Net income (loss)	(8.1)	3.6
Balance, end of period	$(1,367.6)	$(1,403.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period, as adjusted	$958.0	$943.0
Change in stockholders’ equity	(9.8)	3.7
Stockholders’ equity, end of period	$948.2	$946.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

1.

Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” the “Company,” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”). We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of comprehensive income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the consolidated financial statements included in our 2011 Annual Report on Form 10-K. Financial results for the three months ended March 31, 2012 are not necessarily indicative of full year results.

Revisions to prior periods

In preparing the consolidated financial statements for the quarter ended June 30, 2011, the Company identified an error in the historical presentation of ceded premiums related to certain reinsurance contracts within the closed block. We evaluated the error and determined that it was not material to prior period financial statements; however, prior period financial statements have been revised. The adjustments to prior periods reflect the change in classification of ceded premiums which resulted in a reduction of policy benefits, excluding policyholder dividends, and premiums. There was no impact to net income/loss, other comprehensive income (“OCI”) or earnings per share. It should also be noted that in the consolidated statement of cash flows, premiums collected and policy benefits paid were each reduced accordingly. There was no impact to total cash flows from operating activities. The accompanying notes to the consolidated financial statements were revised to reflect this corrected presentation, specifically the closed block income statement as disclosed in Note 4 and Life and Annuity total revenues as disclosed in Note 16. See Note 2 to our consolidated financial statements in our 2011 Annual Report on Form 10-K for additional information.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Adjustments Related to Prior Years

A net loss from continuing operations of $7.6 million was recognized during the three months ended March 31, 2012. This reflects approximately $4.0 million associated with the correction of errors related to 2011, which decreased income from continuing operations recognized during 2012. We have assessed the impact of these errors on all prior periods and previously issued financial statements and have determined that the errors were not material to any individual year during the intervening period.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Adoption of new accounting standards

Amendments to the Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires entities to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect which components of comprehensive income are recognized in net income or comprehensive income, or when an item of other comprehensive income must be classified to net income. The computation and presentation of earnings per share also does not change. The disclosures in Note 12 reflect the retrospective adoption of this guidance in the first quarter of 2012. Other than additional disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholders’ equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. The disclosures in Note 10 reflect the prospective adoption of this guidance in the first quarter of 2012. Other than additional disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012. The cumulative effect of retrospective adoption reduced deferred policy acquisition costs and beginning stockholders’ equity as of January 1, 2012 by $168.2 million primarily related to lower deferrals associated with expenses not directly related to new policy sales.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The tables below show selected financial data as adjusted for the retrospective adoption noted above. Adoption of the standard did not affect the previously reported totals for net cash flows provided by (used for) operating, investing or financing activities.

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions)	2011	2010	2009	2008

Deferred policy acquisition costs, as previously reported	$1,317.6	$1,444.3	$1,916.0	$2,708.3
Impact of adoption	(154.8)	(197.8)	(279.4)	(355.5)
Deferred policy acquisition costs, as revised	$1,162.8	$1,246.5	$1,636.6	$2,352.8

Deferred tax asset, as reported	$118.3	$116.4	$166.2	$435.2
Impact of adoption	(0.1)	—	9.9	129.6
Deferred tax asset, as revised	$118.2	$116.4	$176.1	$564.8

Policy liabilities and accruals, as reported	$12,967.8	$12,992.5	$13,151.1	$13,932.9
Impact of adoption	13.3	14.6	15.9	14.9
Policy liabilities and accruals, as revised	$12,981.1	$13,007.1	$13,167.0	$13,947.8

Total equity, as previously reported	$1,126.2	$1,155.5	$1,131.1	$865.1
Impact of adoption	(168.2)	(212.5)	(285.4)	(240.7)
Total equity, as revised	$958.0	$943.0	$845.7	$624.4

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011

Policy benefits, excluding policyholder dividends, as previously reported	$283.2	$268.2	$271.1	$260.7
Impact of adoption	(0.3)	(0.4)	(0.3)	(0.3)
Policy benefits, excluding policyholder dividends, as revised	$282.9	$267.8	$270.8	$260.4

Policy cost amortization, as reported	$38.7	$57.5	$51.8	$62.7
Impact of adoption	(8.1)	(11.0)	(9.0)	(11.6)
Policy cost amortization, as revised	$30.6	$46.5	$42.8	$51.1

Operating expenses, as previously reported	$69.7	$57.2	$58.9	$59.3
Impact of adoption	0.3	0.4	0.3	0.4
Operating expenses, as revised	$70.0	$57.6	$59.2	$59.7

Income (loss) from continuing operations, before income tax, as previously reported	$(7.4)	$29.8	$14.5	$(4.9)
Impact of adoption	8.1	11.0	9.0	11.5
Income from continuing operations, before income tax, as revised	$0.7	$40.8	$23.5	$6.6

Income tax expense (benefit), as previously reported	$(0.5)	$(6.7)	$9.4	$(0.3)
Impact of adoption	0.1	—	(1.8)	1.8
Income tax expense (benefit), as revised	$(0.4)	$(6.7)	$7.6	$1.5

Net income (loss), as previously reported	$(22.0)	$31.8	$4.4	$(6.1)
Impact of adoption	8.0	11.0	10.8	9.7
Net income (loss), as revised	$(14.0)	$42.8	$15.2	$3.6

Earnings (loss) per share, as previously reported	$(0.19)	$0.27	$0.04	$(0.05)
Impact of adoption	0.07	0.10	0.09	0.08
Earnings (loss) per share, as revised	$(0.12)	$0.37	$0.13	$0.03

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions)	2011	2010	2009	2008

Policy benefits, excluding policyholder dividends, as previously reported	$1,083.2	$1,090.0	$1,179.6	$1,260.7
Impact of adoption	(1.3)	(1.3)	(1.4)	(0.5)
Policy benefits, excluding policyholder dividends, as revised	$1,081.9	$1,088.7	$1,178.2	$1,260.2

Policy cost amortization, as reported	$210.6	$298.2	$260.6	$406.0
Impact of adoption	(39.7)	(51.9)	(57.9)	(116.2)
Policy cost amortization, as revised	$170.9	$246.3	$202.7	$289.8

Operating expenses, as previously reported	$245.2	$291.2	$303.5	$254.9
Impact of adoption	1.3	2.2	15.8	65.9
Operating expenses, as revised	$246.5	$293.4	$319.3	$320.8

Income (loss) from continuing operations, before income tax, as previously reported	$32.0	$(34.7)	$(87.1)	$(295.3)
Impact of adoption	39.7	51.0	43.5	50.8
Income (loss) from continuing operations, before income tax, as revised	$71.7	$16.3	$(43.6)	$(244.5)

Income tax expense (benefit), as previously reported	$1.9	$(10.1)	$108.9	$(118.5)
Impact of adoption	0.1	12.1	123.9	(108.6)
Income tax expense (benefit), as revised	$2.0	$2.0	$232.8	$(227.1)

Net income (loss), as previously reported	$8.1	$(12.6)	$(319.0)	$(726.0)
Impact of adoption	39.6	38.9	(80.4)	159.4
Net income (loss), as revised	$47.7	$26.3	$(399.4)	$(566.6)

Earnings (loss) per share, as previously reported	$0.07	$(0.11)	$(2.74)	$(6.35)
Impact of adoption	0.34	0.33	(0.69)	1.39
Earnings (loss) per share, as revised	$0.41	$0.22	$(3.43)	$(4.96)

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2011 Annual Report on Form 10-K.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at March 31, 2012 and December 31, 2011. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	Mar 31,	Dec 31,
($ in millions)	2012	2011	Inception

Debt securities	$6,332.2	$6,353.1	$4,773.1
Equity securities	14.8	12.0	—
Limited partnerships and other investments	363.6	352.8	399.0
Policy loans	1,273.5	1,280.4	1,380.0
Fair value option investments	11.4	10.6	—
Total closed block investments	7,995.5	8,008.9	6,552.1
Cash and cash equivalents	16.1	14.2	—
Accrued investment income	95.1	94.2	106.8
Receivables	49.0	52.2	35.2
Deferred income taxes	225.3	223.9	389.4
Other closed block assets	6.6	14.5	6.2
Total closed block assets	8,387.6	8,407.9	7,089.7
Policy liabilities and accruals	8,573.7	8,644.5	8,301.7
Policyholder dividends payable	239.1	240.1	325.1
Policy dividend obligation	562.3	519.7	—
Other closed block liabilities	36.8	32.8	12.3
Total closed block liabilities	9,411.9	9,437.1	8,639.1
Excess of closed block liabilities over closed block assets	$1,024.3	$1,029.2	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	From	March 31,
($ in millions)	Inception	2012	2011

Closed block revenues
Premiums	$10,057.5	$91.8	$103.2
Net investment income	6,488.2	113.8	117.6
Net realized investment gains (losses)	(237.7)	(0.9)	(1.6)
Total revenues	16,308.0	204.7	219.2
Policy benefits, excluding dividends	11,161.3	127.2	141.6
Other operating expenses	105.1	1.5	1.5
Total benefits and expenses, excluding policyholder dividends	11,266.4	128.7	143.1
Closed block contribution to income before dividends and income taxes	5,041.6	76.0	76.1
Policyholder dividends	4,195.6	65.0	63.6
Closed block contribution to income before income taxes	846.0	11.0	12.5
Applicable income tax expense	299.7	6.0	4.3
Closed block contribution to income	$546.3	$5.0	$8.2

Policyholder dividend obligation
Policyholder dividends provided through earnings	$4,248.9	$65.0	$63.6
Policyholder dividends provided through OCI	475.0	28.9	14.7
Additions to policyholder dividend liabilities	4,723.9	93.9	78.3
Policyholder dividends paid	(4,247.6)	(52.3)	(60.5)
Increase in policyholder dividend liabilities	476.3	41.6	17.8
Policyholder dividend liabilities, beginning of period	325.1	759.8	602.3
Policyholder dividend liabilities, end of period	801.4	801.4	620.1
Policyholder dividends payable, end of period	(239.1)	(239.1)	(264.3)
Policyholder dividend obligation, end of period	$562.3	$562.3	$355.8

As of March 31, 2012, the policyholder dividend obligation includes approximately $87.3 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. The policyholder dividend obligation also includes $475.0 million of net unrealized gains on investments supporting the closed block liabilities.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Policy acquisition costs deferred	$26.1	$34.0
Costs amortized to expenses:
Recurring costs	(46.4)	(50.9)
Realized investment gains (losses)	(3.8)	(0.2)
Offsets to net unrealized investment gains or losses included in AOCI(1)	(16.6)	(11.5)
Change in deferred policy acquisition costs	(40.7)	(28.6)
Deferred policy acquisition costs, beginning of period	1,162.8	1,246.5
Deferred policy acquisition costs, end of period	$1,122.1	$1,217.9

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

Incremental direct costs related to the successful sale of new or renewal contracts are deferred. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. Costs incurred related directly to acquisition activities performed by the insurer are also deferred. During the three months ended March 31, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these comprehensive assumption reviews, we revise our assumptions to reflect our current best estimates, thereby changing our estimates of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset is then adjusted in a process known as “unlocking,” with an offsetting benefit or charge to income.

During the three months ended March 31, 2012 and 2011, it was determined that an unlocking was not warranted.

6.

Investing Activities

Debt and equity securities

We invest in a variety of debt and equity securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies.

6.

Investing Activities (continued)

Fair Value and Cost of Securities:(1)	March 31, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(2)

U.S. government and agency	$771.3	$69.0	$(6.7)	$833.6	$—
State and political subdivision	290.3	29.2	(2.9)	316.6	—
Foreign government	198.6	23.0	(0.8)	220.8	—
Corporate	6,395.8	603.5	(127.0)	6,872.3	(5.7)
Commercial mortgage-backed (“CMBS”)	1,055.3	61.6	(15.9)	1,101.0	(28.0)
Residential mortgage-backed (“RMBS”)	2,069.6	80.3	(62.0)	2,087.9	(95.1)
CDO/CLO	288.2	5.0	(44.1)	249.1	(24.2)
Other asset-backed	446.9	13.0	(8.3)	451.6	(1.2)
Available-for-sale debt securities	$11,516.0	$884.6	$(267.7)	$12,132.9	$(154.2)

Amounts applicable to the closed block	$5,858.7	$561.8	$(88.3)	$6,332.2	$(49.4)

Available-for-sale equity securities	$34.5	$15.0	$(7.4)	$42.1	$—

Amounts applicable to the closed block	$13.3	$5.3	$(3.8)	$14.8	$—

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

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:(1)	December 31, 2011
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(2)

U.S. government and agency	$708.6	$80.1	$(5.3)	$783.4	$—
State and political subdivision	251.9	21.6	(2.9)	270.6	—
Foreign government	185.7	21.2	(1.7)	205.2	—
Corporate	6,167.0	603.9	(171.5)	6,599.4	(5.7)
CMBS	1,109.9	53.5	(20.3)	1,143.1	(28.0)
RMBS	2,132.9	80.3	(81.9)	2,131.3	(89.6)
CDO/CLO	294.2	4.5	(48.1)	250.6	(24.2)
Other asset-backed	501.6	11.1	(6.3)	506.4	(1.2)
Available-for-sale debt securities	$11,351.8	$876.2	$(338.0)	$11,890.0	$(148.7)

Amounts applicable to the closed block	$5,908.2	$568.4	$(123.5)	$6,353.1	$(48.5)

Available-for-sale equity securities	$29.5	$12.2	$(6.0)	$35.7	$—

Amounts applicable to the closed block	$10.8	$4.3	$(3.1)	$12.0	$—

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

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

6.

Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of March 31, 2012
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$7.5	$(0.1)	$39.9	$(6.6)	$47.4	$(6.7)
State and political subdivision	21.6	(0.2)	6.3	(2.7)	27.9	(2.9)
Foreign government	9.1	(0.8)	—	—	9.1	(0.8)
Corporate	332.7	(14.2)	481.4	(112.8)	814.1	(127.0)
CMBS	26.1	(0.5)	52.6	(15.4)	78.7	(15.9)
RMBS	209.6	(5.0)	430.7	(57.0)	640.3	(62.0)
CDO/CLO	8.8	(0.1)	161.3	(44.0)	170.1	(44.1)
Other asset-backed	44.0	(1.7)	41.0	(6.6)	85.0	(8.3)
Debt securities	659.4	(22.6)	1,213.2	(245.1)	1,872.6	(267.7)
Equity securities	2.7	(6.6)	0.4	(0.8)	3.1	(7.4)
Total temporarily impaired securities	$662.1	$(29.2)	$1,213.6	$(245.9)	$1,875.7	$(275.1)

Amounts inside the closed block	$202.8	$(12.9)	$516.7	$(79.2)	$719.5	$(92.1)

Amounts outside the closed block	$459.3	$(16.3)	$696.9	$(166.7)	$1,156.2	$(183.0)

Amounts outside the closed block that are below investment grade	$46.7	$(4.0)	$254.0	$(112.7)	$300.7	$(116.7)

Number of securities		328		613		941

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $99.3 million at March 31, 2012.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $29.5 million at March 31, 2012.

These securities were considered to be temporarily impaired at March 31, 2012 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

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

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Maturities of Debt Securities:	March 31, 2012		December 31, 2011
($ in millions)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$660.8	$667.9	$519.9	$525.3
Due after one year through five years	2,143.2	2,310.9	2,139.3	2,292.8
Due after five years through ten years	2,356.0	2,553.6	2,229.0	2,405.2
Due after ten years	2,496.0	2,710.9	2,425.0	2,635.3
CMBS/RMBS/ABS/CDO/CLO	3,860.0	3,889.6	4,038.6	4,031.4
Total	$11,516.0	$12,132.9	$11,351.8	$11,890.0

The maturities of debt securities, as of March 31, 2012, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

6.

Investing Activities (continued)

Other-than-temporary impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first quarter of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $6.2 million for the first quarter of 2012 and $5.7 million for the first quarter of 2011. There were no equity security or limited partnership and other investment OTTIs in the first quarter of 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $5.5 million for the first quarter of 2012 and $1.7 million for the first quarter of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of March 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2012	2011
($ in millions)
Balance, beginning of period	$(73.8)	$(60.4)
Add: Credit losses on securities not previously impaired(1)	(2.1)	(4.1)
Add: Credit losses on securities previously impaired(1)	(3.2)	(1.2)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	—	3.1
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(79.1)	$(62.6)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

6.

Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	Mar 31,	Dec 31,
($ in millions)	2012	2011

Private equity	$247.1	$241.3
Mezzanine funds	196.7	189.9
Infrastructure funds	36.9	35.7
Hedge funds	30.0	30.0
Leverage lease	19.7	20.3
Mortgage and real estate	9.2	11.6
Direct equity	27.8	25.4
Other alternative assets	45.6	47.1
Limited partnerships and other investments	$613.0	$601.3

Amounts applicable to the closed block	$363.6	$352.8

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Debt securities	$150.7	$147.6
Equity securities	0.7	0.6
Limited partnerships and other investments	59.4	52.5
Fair value option investments	1.8	2.4
Total investment income	212.6	203.1
Less: Discontinued operations	0.7	0.5
Less: Investment expenses	4.0	1.8
Net investment income	$207.9	$200.8

Amounts applicable to the closed block	$113.8	$117.6

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2012	2011

Total other-than-temporary debt impairment losses	$(11.7)	$(7.4)
Portion of loss recognized in OCI	5.5	1.7
Net debt impairment losses recognized in earnings	$(6.2)	$(5.7)

Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(0.6)	(4.4)
CMBS	(0.2)	—
RMBS	(5.1)	(1.3)
CDO/CLO	—	—
Other asset-backed	(0.3)	—
Net debt security impairments	(6.2)	(5.7)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(6.2)	(5.7)
Debt security transaction gains	2.2	3.9
Debt security transaction losses	(1.0)	(1.9)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment gains	0.8	—
Limited partnerships and other investment losses	—	(1.6)
Net transaction gains	2.0	0.4
Derivative instruments	(36.1)	(20.1)
Embedded derivatives(1)	22.8	9.6
Fair value option investments	1.9	(0.4)
Net realized investment losses, excluding impairment losses	(9.4)	(10.5)
Net realized investment losses, including impairments	$(15.6)	$(16.2)

———————

(1)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 8 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2012	2011

Debt securities	$78.7	$47.8
Equity securities	1.4	(0.2)
Other investments	—	—
Net unrealized investment gains	$80.1	$47.6

Net unrealized investment gains	$80.1	$47.6
Applicable closed block policyholder dividend obligation	28.9	14.7
Applicable deferred policy acquisition cost	16.6	11.5
Applicable future policyholder benefits	13.8	—
Applicable deferred income tax	23.9	23.2
Offsets to net unrealized investment gains	83.2	49.4
Net unrealized investment losses included in OCI	$(3.1)	$(1.8)

6.

Investing Activities (continued)

Non-consolidated variable interest entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

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

Carrying Value of Assets and Liabilities	March 31, 2012			December 31, 2011
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$562.4	$—	$562.4	$552.1	$—	$552.1
Direct equity investments	27.8	—	27.8	25.4	—	25.4
Receivable	6.2	—	6.2	6.6	—	6.6
Total	$596.4	$—	$596.4	$584.1	$—	$584.1

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $596.4 million as of March 31, 2012. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2012, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2012, we held derivative assets, net of liabilities, with a fair value of $131.4 million. Derivative credit exposure was diversified with nine different counterparties. We also had debt securities of these issuers with a fair value of $160.3 million as of March 31, 2012. Our maximum amount of loss due to credit risk with these issuers was $291.7 million as of March 31, 2012. See Note 9 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	Mar 31,	Dec 31,
($ in millions)	2012	2011

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	252.8	252.8
Total indebtedness	$426.9	$426.9

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of March 31, 2012. During 2011, we purchased $0.8 million of par value of these bonds for $0.6 million, resulting in a gain of $0.2 million. During 2010 and prior years, we repurchased $46.5 million of par value of these bonds for $24.8 million, resulting in a gain of $21.7 million.

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

Future minimum annual principal payments on indebtedness as of March 31, 2012 are $252.8 million in 2032 and $175.0 million in 2034.

Interest Expense on Indebtedness, including	Three Months Ended
Amortization of Debt Issuance Costs:	March 31,
($ in millions)	2012	2011

Surplus notes	$3.1	$3.1
Senior unsecured bonds	4.8	4.8
Interest expense on indebtedness	$7.9	$7.9

Common stock dividends

During the three months ended March 31, 2012 and the year ended December 31, 2011, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three month periods ended March 31, 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	Mar 31,	Dec 31,
($ in millions)	2012	2011

Debt securities	$514.8	$515.4
Equity funds	2,020.7	1,883.3
Other	77.1	81.7
Total	$2,612.6	$2,480.4

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	Mar 31,	Dec 31,
($ in millions)	2012	2011

Debt securities	$1,144.2	$972.4
Equity funds	—	—
Other	—	—
Total	$1,144.2	$972.4

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

For variable annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Three Months Ended
($ in millions)	March 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$4.9	$17.8
Incurred	(0.2)	1.6
Paid	0.2	—
Liability balance as of March 31, 2012	$4.9	$19.4

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	(1.8)	(0.3)
Paid	2.1	—
Liability balance as of December 31, 2011	$4.9	$17.8

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$903.2	$10.0	62
GMDB step up	1,459.6	48.9	63
GMDB earnings enhancement benefit (“EEB”)	42.3	0.1	63
GMDB greater of annual step up and roll up	28.1	7.2	66
Total GMDB at March 31, 2012	$2,433.2	$66.2

GMDB return of premium	$870.2	$23.4	61
GMDB step up	1,398.4	118.6	63
GMDB earnings enhancement benefit (“EEB”)	39.8	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	$2,335.5	$151.2

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

We also offer certain separate account variable products with a guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed payout annuity floor (“GPAF”) and combination rider (“COMBO”).

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

GMWB	$590.3	63
GMIB	459.7	63
GMAB	412.5	57
GPAF	17.8	77
COMBO	10.8	61
Total at March 31, 2012	$1,491.1

GMWB	$555.4	62
GMIB	442.1	63
GMAB	385.6	57
GPAF	21.8	77
COMBO	10.1	61
Total at December 31, 2011	$1,415.0

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

Variable Annuity Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in millions)	2012	2011

GMWB	$6.3	$17.0
GMAB	14.7	25.2
GPAF	0.7	2.3
COMBO	(0.8)	(0.3)
Total variable annuity embedded derivative liabilities	$20.9	$44.2

There were no benefit payments made for the GMWB and GMAB the three months ended March 31, 2012 and 2011. There were benefit payments made for GPAF of $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

8.

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

The GMWB and GMDB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Mar 31,	Dec 31,
	2012	2011

Liability balance, beginning of period	$5.6	$0.2
Incurred	2.9	5.4
Paid	—	—
Liability balance, end of period	$8.5	$5.6

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

Fixed indexed annuity embedded derivatives were $93.6 million and $78.3 million as of March 31, 2012 and December 31, 2011, respectively. In order to manage the risk associated with these fixed indexed annuity options, we hedge using equity index options.

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At March 31, 2012 and December 31, 2011, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $150.4 million and $146.6 million, respectively.

9.

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

9.

Derivative Instruments (continued)

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2012 and December 31, 2011, $8.0 million and $8.0 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:		Fair Value as of March 31, 2012			Fair Value as of December 31, 2011
($ in millions)		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$131.0	$13.0	$5.0	$131.0	$15.0	$5.2
Variance swaps	2015-2017	0.9	—	2.2	0.9	3.2	—
Swaptions	2024	25.0	0.1	—	25.0	0.3	—
Put options	2015-2022	406.0	85.0	—	406.0	109.6	—
Call options	2012-2017	508.5	66.8	41.8	355.0	28.0	19.0
Equity futures	2012	141.0	15.7	—	70.0	18.5	—
		1,212.4	180.6	49.0	987.9	174.6	24.2
Hedging derivative instruments
Cross currency swaps	2012-2016	10.0	—	0.2	15.0	0.2	—
		10.0	—	0.2	15.0	0.2	—
Total derivative instruments		$1,222.4	$180.6	$49.2	$1,002.9	$174.8	$24.2

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Three Months Ended
($ in millions)	March 31,
	2012	2011
Derivative instruments by type
Interest rate swaps	$(1.8)	$(0.3)
Variance swaps	(5.4)	(1.4)
Swaptions	(0.2)	(0.7)
Put options	(24.6)	(13.9)
Call options	9.9	1.7
Equity futures	(14.0)	(5.5)
Cross currency swaps	—	—
Total derivative instrument gains (losses) recognized in earnings	$(36.1)	$(20.1)

———————

(1)

Excludes realized gains of $22.8 million and $9.6 million on embedded derivatives for the three months ended March 31, 2012 and 2011, respectively.

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

9.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2012 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

10.

Fair Value of Financial Instruments

ASC 820-10 defines and establishes the framework for measuring fair value. The framework is based on inputs that are used in the valuation and a fair value hierarchy based on the quality of those inputs used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Investments, in which fair value is based upon unadjusted quoted market prices, are reported as Level 1. We receive quoted market prices from an independent third party, nationally recognized pricing vendor (“pricing vendor”). When quoted prices are not available, we use a pricing vendor to give an estimated fair value in which amounts are included in Level 2 of the hierarchy. If quoted prices, or an estimated price from the pricing vendor are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models. These internal models use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

Management reviews all Level 2 and Level 3 market prices on a quarterly basis. Level 2 prices are grouped by asset class validated by using any combination of the following:

•

Yield curve analysis

•

Published index data

•

Ratings data

•

Spread data

•

Sector specific economics / performance

•

Alternative / comparable price sources (if available)

•

Price stratification to prior price

•

Similar traded securities

Level 3 prices are validated on an individual security basis using multiple indicators which may include any combination of the following:

•

Coupon rate

•

Maturity data

•

Quality ratings

•

Comparison price analysis

•

Sector / asset class specific index data

•

Vintage year / seasoning of issue (structured products)

•

Cash flow analysis

•

Alternative / comparable price sources (if available)

10.

Fair Value of Financial Instruments (continued)

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

Available-for-sale debt securities

We use a pricing vendor to estimate fair value for the majority of our available-for-sale debt securities. The pricing vendor’s evaluations are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. For investments that are not priced by the pricing vendor, we estimated fair value using an internal matrix. The internal matrix uses underlying source data from independent third parties for treasury yields, market spreads and average life calculations. Because our internal matrix prices are derived from observable market data, we include these estimates in Level 2 of our hierarchy.

Structured Securities

For structured securities, 90% of the fair value estimates are provided by our pricing vendor. When pricing is not available from the pricing vendor, we obtain fair value information from brokers or use internal models. These models consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use.

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

The majority of the internal valuations calculated for structured securities are reported in Level 3 of the valuation hierarchy.

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

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA related to variable annuity GMAB and GMWB embedded derivatives at March 31, 2012 and December 31, 2011 was a reduction of $20.9 million and $36.0 million in the reserves associated with these riders, respectively.

10.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$372.2	$461.4	$—	$833.6
State and political subdivision	—	316.6	—	316.6
Foreign government	—	220.8	—	220.8
Corporate	—	6,661.8	210.5	6,872.3
CMBS	—	1,049.6	51.4	1,101.0
RMBS	—	2,041.0	46.9	2,087.9
CDO/CLO	—	—	249.1	249.1
Other asset-backed	—	413.1	38.5	451.6
Available-for-sale equity securities	1.6	5.0	35.5	42.1
Derivative assets	15.7	164.9	—	180.6
Separate account assets(1)	3,891.0	99.1	—	3,990.1
Fair value option investments(2)	23.0	—	66.2	89.2
Total assets	$4,303.5	$11,433.3	$698.1	$16,434.9
Liabilities
Derivative liabilities	$—	$49.2	$—	$49.2
Embedded derivatives	—	—	114.5	114.5
Total liabilities	$—	$49.2	$114.5	$163.7

———————

(1)

Excludes $40.5 million in limited partnerships and real estate investments accounted for on the equity method as well as $11.0 million in cash and cash equivalents and money market funds.

(2)

Fair value option investments at March 31, 2012 include $66.2 million of available-for-sale debt securities in which the fair value option has been elected. In addition, we have also elected the fair value option for available-for-sale equity securities backing our deferred compensation liabilities at $23.0 million as of March 31, 2012. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2012.

10.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$385.2	$398.2	$—	$783.4
State and political subdivision	—	270.6	—	270.6
Foreign government	—	205.2	—	205.2
Corporate	—	6,389.8	209.6	6,599.4
CMBS	—	1,084.4	58.7	1,143.1
RMBS	—	2,090.1	41.2	2,131.3
CDO/CLO	—	7.5	243.1	250.6
Other asset-backed	—	460.2	46.2	506.4
Available-for-sale equity securities	1.5	0.3	33.9	35.7
Derivative assets	18.5	156.3	—	174.8
Separate account assets(1)	3,690.3	78.3	—	3,768.6
Fair value option investments(2)	22.2	—	64.4	86.6
Total assets	$4,117.7	$11,140.9	$697.1	$15,955.7
Liabilities
Derivative liabilities	$—	$24.2	$—	$24.2
Embedded derivatives	—	—	122.5	122.5
Total liabilities	$—	$24.2	$122.5	$146.7

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

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2012
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$243.1	$41.2	$209.6	$46.2	$58.7	$33.9	$64.4	$697.1
Purchases	0.1	—	20.2	—	—	—	—	20.3
Sales	(5.3)	(0.4)	(11.0)	(3.7)	(4.2)	—	—	(24.6)
Transfers into Level 3(1)	6.8	—	6.5	—	—	0.2	—	13.5
Transfers out of Level 3(2)	—	—	(15.8)	—	(5.6)	—	—	(21.4)
Realized gains (losses) included in earnings	—	—	(0.6)	(0.3)	—	—	—	(0.9)
Unrealized gains (losses) included in OCI	4.2	6.0	1.6	(3.7)	2.5	1.4	—	12.0
Amortization/accretion	0.2	0.1	—	—	—	—	1.8	2.1
Balance, end of period	$249.1	$46.9	$210.5	$38.5	$51.4	$35.5	$66.2	$698.1

———————

(1)

Transfers into Level 3 for the three months ended March 31, 2012 primarily represent private securities and CDO/CLO for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2012 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Three Months Ended March 31, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	0.1	4.5	10.6	23.0	15.0	4.0	—	57.2
Sales	(9.5)	(0.7)	(15.8)	(3.7)	(0.6)	(0.2)	(8.4)	(38.9)
Transfers into Level 3(1)	—	—	2.8	—	—	0.8	—	3.6
Transfers out of Level 3(2)	—	—	—	(8.4)	—	—	—	(8.4)
Realized gains (losses) included in earnings	(0.4)	—	(0.4)	(0.4)	—	—	(1.5)	(2.7)
Unrealized gains (losses) included in OCI	11.7	(0.8)	3.5	(0.4)	3.0	(0.7)	1.5	17.8
Amortization/accretion	0.3	0.1	—	—	—	—	—	0.4
Balance, end of period	$253.8	$53.7	$269.1	$78.0	$73.7	$50.2	$29.8	$808.3

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

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$122.5	$27.4
Net purchases/(sales)	14.6	13.3
Transfers into Level 3	—	—
Transfers out of Level 3	(1.6)	—
Realized (gains) losses	(21.7)	(12.6)
Unrealized (gains) losses included in other comprehensive loss	—	—
Deposits less benefits	—	—
Change in fair value(1)	0.7	(0.7)
Amortization/accretion	—	—
Balance, end of period	$114.5	$27.4

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the consolidated statement of income.

The unobservable inputs used in the fair value measurement of CDO/CLO and fair value options are prepayment rates, default rates, recovery rates, and reinvestment spread. Significant changes in any of these inputs on its own may result in a significant change in the fair value measurement, particularly for subordinated tranches. Generally, for a CDO/CLO whose collateral’s weighted-average spread is higher than the assumed reinvestment spread, an increase in prepayment rates would decrease the fair value while the deal remains within its reinvestment period. If the weighted-average spread is lower than the assumed reinvestment spread, an increase in prepayment rates would increase the fair value. Keeping all other inputs unchanged, a significant increase in the annual default rates would likely result in a decrease to fair value.

10.

Fair Value of Financial Instruments (continued)

The following tables present quantitative information about unobservable inputs used in the fair value measurement of internally priced assets and liabilities.

Level 3 Assets:	As of March 31, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

CDO/CLO	$216.3	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.3% (CLOs), 0.5% - 0.7% (CDOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Fair value option	$29.2	Discounted cash flow	Prepayment rate	20% (CLOs)
investments			Default rate	2.3% (CLOs), 0.5% - 0.7% (CDOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Other asset-backed	$3.3	Discounted cash flow	Discount margin based on forward 1mo LIBOR curve	.25% - 2.57%

	7.4	Discounted cash flow	Prepayment rate	20%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	65%
			Reinvestment spread	3mo LIBOR + 400bps (CLOs)

RMBS	$8.9	Treasury strip	Treasury strip	3.28% of treasury strip

Total Level 3 assets(1)	$265.1

———————

(1)

Excludes $433.0 million of Level 3 assets which are valued based upon non-binding independent third-party broker quotes for which unobservable inputs are not reasonably available to us.

10.

Fair Value of Financial Instruments (continued)

Level 3 Liabilities:	As of March 31, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (GMAB / GMWB)	$20.2	Risk neutral stochastic valuation methodology	Volatility surface	11.72% - 48.00%
			Swap curve	0.15% - 3.21%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	5.44%

Embedded derivatives (GPAF)	$0.7	Real world single scenario cash flow projection	Interest rate	3.46%
			Mortality rate	70% 1994 MGDB

Embedded derivatives	$93.6	Budget method	Swap curve	0.15% - 3.21%
(Index credits)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	5.44%

Total Level 3 liabilities	$114.5

Fair value of financial instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	As of March 31, 2012		As of December 31, 2011
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities:
Investment contracts	$2,602.5	$2,610.8	$2,429.4	$2,440.7
Indebtedness	426.9	351.4	426.9	322.0

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

11.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three months ended March 31, 2012 has been computed based on the first three months of 2012 as a discrete period. Similarly, the current tax expense of $8.9 million for the three months ended March 31, 2012 is determined based upon the first three months of 2012 as a discrete period. The current tax provision represents the estimated tax liability under the alternative minimum tax (“AMT”) system. Despite our net operating loss carryforwards, certain provisions of the Internal Revenue Code place limits on the ability to fully offset current period taxable income under the AMT system.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $93.6 million as of March 31, 2012. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended March 31, 2012, excluding  the increase in the valuation allowance related to the adoption of a new accounting standard of $58.8 million (see Note 2 to these financial statements), we recognized a net increase in the valuation allowance of $25.8 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance for the three months ended March 31, 2012 corresponds to an increase of $9.2 million in income statement related deferred tax balances and an increase of $16.6 million in OCI related deferred tax balances.

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

12.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Three Months Ended March 31,
($ in millions)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$75.1	$(10.4)	$43.9	$(5.0)
Adjustments for net realized investment losses on available-for-sale securities included in net income	5.0	7.3	3.7	3.2
Net unrealized investment gains (losses)	80.1	(3.1)	47.6	(1.8)
Pension liability adjustment	2.1	1.3	1.1	0.7
Other assets	—	—	1.6	1.0
Net unrealized losses on derivative instruments	(0.3)	(0.2)	(0.8)	(0.5)
Other comprehensive income (loss)	81.9	$(2.0)	49.5	$(0.6)
Applicable policyholder dividend obligation	28.9		14.7
Applicable deferred policy acquisition cost amortization	16.6		11.5
Applicable future policyholder benefits	13.8		—
Applicable deferred income tax expense	24.6		23.9
Offsets to other comprehensive income	83.9		50.1
Other comprehensive loss	$(2.0)		$(0.6)

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postretirement benefits that include retirement benefits, primarily through a savings plan, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Expense:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Service cost	$0.2	$0.2
Interest cost	8.3	9.0
Expected return on plan assets	(8.6)	(9.1)
Net loss amortization	2.4	1.7
Prior service cost amortization	—	—
Pension benefit expense	$2.3	$1.8

Components of Other Postretirement Benefit Expense:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Service cost	$0.1	$0.1
Interest cost	0.6	0.7
Prior service cost amortization	(0.3)	(0.5)
Other postretirement benefit expense	$0.4	$0.3

For the three months ended March 31, 2012, other comprehensive loss includes unrealized gains of $1.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the three months ended March 31, 2011, other comprehensive loss includes unrealized gains of $0.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen.

During the three months ended March 31, 2012, we made contributions of $3.4 million to the pension plan. We expect to make additional contributions of approximately $13.0 million by December 31, 2012.

Savings plans

During the three months ended March 31, 2012 and 2011, we incurred costs of $1.2 million and $1.3 million, respectively, for contributions to our savings plans.

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

14.

Share-Based Payment

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Compensation cost charged to income from continuing operations	$1.5	$1.1
Income tax expense (benefit) before valuation allowance	$(0.5)	$0.2

We did not capitalize any of the cost of stock-based compensation during the three month periods ended March 31, 2012 and 2011. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

14.

Share-Based Payment (continued)

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options generally vest over a three-year period while the directors’ options vest immediately. Certain options involve both service and market criteria and vest at the later of a stated number of years from the grant date or when the market criterion has been met. If the market criterion has not been met within five years from the grant date, options are forfeited. The fair values of options granted are measured as of the grant date and expensed ratably over the vesting period.

As of March 31, 2012, 3,424,425 of outstanding stock options were exercisable, with a weighted-average exercise price of $11.58 per share. There were no options granted during the three months ended March 31, 2012.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. RSUs granted to employees are performance-vested, time-vested or a combination thereof. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each employee award. Director RSU awards vest immediately.

During the three months ended March 31, 2012, 80,000 director RSUs were awarded. As of March 31, 2012, there were 2,519,720 time-vested RSUs outstanding with a weighted-average grant price of $2.79 and 555,476 performance-vested RSUs outstanding with a weighted-average grant price of $2.26.

Liability awards

In the three months ended March 31, 2012 and 2011, the Company issued awards that are intended to be settled in cash. As a result, these awards are remeasured at the end of each reporting period until settlement. As of March 31, 2012, $2.2 million was accrued for these awards.

15.

Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Basic and Diluted	Three Months Ended
Earnings per Share:	March 31,
(in thousands)	2012	2011

Weighted-average common shares outstanding	116,316	116,208
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,475	1,454
Stock options	5	5
Potential common shares	1,480	1,459
Less: Potential common shares excluded from calculation due to operating losses	1,480	—
Dilutive potential common share	—	1,459
Weighted-average common shares outstanding, including dilutive potential common shares	116,316	117,667

As a result of the net loss from continuing operations for the three months ended March 31, 2012, the Company is required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

16.

Segment Information

In managing our business, we analyze segment performance on the basis of operating income which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by the Chief Executive Officer, as well as management, to evaluate performance, allocate resources and manage our operations. Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains and losses are often subject to our discretion. Given significant volatility in the Company’s tax provision, we have also excluded the tax expense or benefit attributable to continuing operations.

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

The accounting policies of the reportable operating segments are the same as those described in our Significant Accounting Policies in Note 2 in our 2011 Annual Report on Form 10-K. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Segment Information	Three Months Ended
on Revenues:	March 31,
($ in millions)	2012	2011

Life and Annuity(1)	$437.2	$447.9
Saybrus Partners	5.1	3.8
Less: Intercompany revenues(2)	3.2	2.3
Total revenues	$439.1	$449.4

———————

(1)

Includes intercompany interest revenue of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011.

(2)

All intercompany balances are eliminated in consolidating the financial statements.

Results of Operations by Segment as Reconciled	Three Months Ended
to Consolidated Net Income:	March 31,
($ in millions)	2012	2011

Life and Annuity operating income	$21.2	$23.0
Saybrus Partners operating income	0.5	(1.1)
Less: Applicable income tax expense	8.9	1.5
Income from discontinued operations, net of income taxes	(0.5)	(1.5)
Net realized investment gains (losses)	(15.6)	(16.2)
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	(4.8)	0.9
Net income (loss)	$(8.1)	$3.6

We have not provided asset information for the segments as the assets attributable to Saybrus are not significant relative to the assets of our consolidated balance sheet. All third-party interest revenue and interest expense of the Company reside within the Life and Annuity segment.

17.

Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, we completed the divestiture of PFG and closed the transaction.

17.

Discontinued Operations (continued)

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

Net losses of $0.4 million and $1.5 million were recognized during the three months ended March 31 2012 and 2011, primarily related to accrued legal fees attributable to these matters.

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

No net income related to PLARNY was recognized during the three months ended March 31, 2012 and 2011.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. There was no net income recognized during the three months ended March 31, 2012 and 2011. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

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

18.

Contingent Liabilities (continued)

Carol Curran, et al. v. AGL Life Assurance Co. et al. is a case filed in the state district court in Boulder County, Colorado that falls under the indemnification with Tiptree. The Company is not a party to the lawsuit. On August 8, 2011, the state district court judge certified a class action. On October 18, 2011, the Colorado Supreme Court granted defendants’ petition to determine whether the Securities Litigation Uniform Standards Act deprives the state court of jurisdiction of the class action as certified and issued a stay of the state court proceedings. On January 17, 2012, the Colorado Supreme Court dismissed the appeal without reaching the merits. The trial court proceedings will now continue. The outcome of this litigation is uncertain and the amount of potential loss in the event of an adverse outcome cannot be estimated.

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

Unclaimed Property Inquiry

On July 5, 2011, the State of New York Insurance Department issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. As the Company processed these cases, the amount of claims expected to be paid declined, resulting in a release of $4.4 million of redundant reserves and a benefit to first quarter 2012 operating income of $2.0 million after policy dividend obligation and deferred policy acquisition cost offsets. We estimate the remaining amount of claim and interest payments to beneficiaries or state(s) to be $4.6 million ($1.0 million after policy dividend obligation and deferred policy acquisition cost offsets). This amount has been recorded in policy liabilities and accruals.

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

18.

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

Our total policy liabilities and accruals were $58.0 million as of March 31, 2012 and $59.1 million as of December 31, 2011. Our total amounts recoverable from retrocessionaires related to paid losses were $3.2 million as of March 31, 2012 and $2.5 million as of December 31, 2011.

19.

Other Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2012, the Company had unfunded commitments of $208.4 million under such agreements, of which $70.2 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2012, the Company had open commitments of $75.3 million under such agreements which are expected to be funded by December 31, 2012.

20.

Subsequent Events

On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and raised our senior debt rating to B- from CCC+. They maintained their stable outlook on our ratings.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of March 31, 2012 as compared with December 31, 2011; our consolidated results of operations for the three months ended March 31, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2011 in our 2011 Annual Report on Form 10-K.

Executive Overview

Business

The Phoenix Companies, Inc. (“we,” “our,” the “Company,” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings meet or exceed expected cumulative earnings. See Note 4 to our consolidated financial statements in this Form 10-Q for more information on the closed block.

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

•

Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable annuity contracts include guaranteed minimum withdrawal and accumulation benefits that are accounted for as embedded derivatives. The change in fair value related to these embedded derivatives is also included in net realized gains or losses.

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

Recent Trends on Earnings Drivers

•

Fees on life and annuity products. Fees on our life and annuity products decreased $7.2 million in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. Lower fees were primarily a result of cost of insurance charges which decreased $7.9 million related to declining universal life insurance in force.

•

Policy benefits. Policy benefits decreased $6.3 million for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. The decrease in policy benefit expense on life insurance products was primarily a result of lower variable universal life and universal life death benefits. Positive mortality was partially offset by diminishing benefits from positive market performance as more policy guarantees move out of the money and increased expense related to the change in fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with minimum death and income benefit guarantees.

•

Interest margins. Universal life interest margins remained relatively flat during the quarter ended March 31, 2012 compared with March 31, 2011 as a result of lower interest credited with declining funds under management, offset by lower net investment income. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management. Investment income on assets backing surplus was $9.7 million compared with $3.1 million in the quarters ended March 31, 2012 and 2011, respectively. The increase of $6.6 million related to coupon income on mezzanine funds.

•

Operating expenses. Non-deferred operating expenses increased $1.0 million to $56.1 million from $55.1 million in the quarters ended March 31, 2012 and 2011, respectively. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and lower reinsurance allowances partially offset by lower employee benefit and compensation related expenses.

•

Deferred policy acquisition cost. Excluding the impact of net realized investment losses, policy acquisition cost amortization decreased $4.5 million to $46.4 million from $50.9 million in the quarters ended March 31, 2012 and 2011, respectively. Amortization decreased primarily related to variable annuities as a result of improved market performance. In addition, amortization decreased related to universal life as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales continue to amortize.

•

Net realized investment gains or losses on investments. Net realized investment losses decreased $0.6 million to $15.6 million for the quarter ended March 31, 2012, compared with $16.2 million for the quarter ended March 31, 2011. Realized investment losses for the quarter ended March 31, 2012 primarily related to a net loss of $13.3 million on derivative assets and embedded derivative liabilities. This was primarily attributable to a $17.0 million loss associated with derivatives related to variable annuity guarantees which included a realized loss associated with the non-performance risk factor of $15.1 million for the quarter ended March 31, 2012. In addition, realized losses of $5.7 million related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, and $6.2 million of impairments on debt securities were recognized. Partially offsetting these losses were realized gains of $8.1 million related to fixed indexed annuities embedded derivatives. Realized investment losses for the quarter ended March 31, 2011 primarily consisted of $10.5 million in net losses on derivative assets and embedded derivative liabilities and $5.7 million of debt security impairments.

•

Income taxes. The Company recorded income tax expense of $8.9 million and $1.5 million to continuing operations for the three months ended March 31, 2012 and 2011, respectively. The $8.9 million tax expense relates to alternative minimum tax (“AMT”). The expected deferred tax asset offset related to the AMT credit carryforward was eliminated by an increase in the valuation allowance.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany revenue, revenue during the quarter ended March 31, 2012 was $5.1 million, compared with $3.8 million during the quarter ended March 31, 2011. Operating income, which excludes realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments, improved to $0.5 million for the quarter ended March 31, 2012 from a loss of $1.1 million during the quarter ended March 31, 2011. This improvement was a result of higher revenue and lower expenses. For further discussion of operating income and reconciliation to GAAP net income, see Note 16 to our consolidated financial statements in this Form 10-Q.

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

Impact of New Accounting Standards

For a discussion of new accounting standards, see Note 2 to our consolidated financial statements in this Form 10-Q.

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

A complete description of our critical accounting estimates is set forth in our 2011 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2011 Annual Report on Form 10-K are important to understanding our financial condition and consolidated financial statements.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$100.2	$111.0	$(10.8)	(10%)
Fee income	146.6	153.8	(7.2)	(5%)
Net investment income	207.9	200.8	7.1	4%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(11.7)	(7.4)	(4.3)	(58%)
Portion of OTTI losses recognized in other comprehensive income	5.5	1.7	3.8	224%
Net OTTI losses recognized in earnings	(6.2)	(5.7)	(0.5)	(9%)
Net realized investment losses, excluding OTTI losses	(9.4)	(10.5)	1.1	10%
Total net realized investment losses	(15.6)	(16.2)	0.6	4%
Total revenues	439.1	449.4	(10.3)	(2%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	254.1	260.4	(6.3)	(2%)
Policyholder dividends	65.1	63.7	1.4	2%
Policy acquisition cost amortization	50.2	51.1	(0.9)	(2%)
Interest expense on indebtedness	7.9	7.9	—	NM
Other operating expenses	60.5	59.7	0.8	1%
Total benefits and expenses	437.8	442.8	(5.0)	(1%)
Income before income taxes	1.3	6.6	(5.3)	(80%)
Income tax expense	8.9	1.5	7.4	NM
Income (loss) from continuing operations	(7.6)	5.1	(12.7)	NM
Loss from discontinued operations, net of income taxes	(0.5)	(1.5)	1.0	67%
Net income (loss)	$(8.1)	$3.6	$(11.7)	NM

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended March 31, 2012 vs. March 31, 2011

The Company recorded a net loss from continuing operations for the three months ended March 31, 2012 of $7.6 million, or $(0.07) per share, compared with net income from continuing operations of $5.1 million, or $0.04 per share for the three months ended March 31, 2011. The decrease in results from continuing operations reflects lower premium, fee revenue and income tax expense. These items were partially offset by higher net investment income and lower policy benefits and net realized investment losses.

Premium revenue declined as a result of lower renewal premiums on traditional life lines of business, as well as lower paid up additions on policies within the closed block as a result of the change in the dividend scale in 2011.

Fees on our life and annuity products decreased $7.2 million in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. Lower fees were primarily a result of cost of insurance charges which decreased $7.9 million related to declining universal life insurance in force.

The Company recorded income tax expense of $8.9 million and $1.5 million to continuing operations for the three months ended March 31, 2012 and 2011, respectively. The $8.9 million tax expense relates to AMT. The expected deferred tax offset related to the AMT credit carryforward was eliminated by an increase in the valuation allowance.

Net investment income increased $7.1 million during the three months ended March 31, 2012 compared with March 31, 2011 as a result of larger asset balances and higher returns on alternative investments.

Policy benefits decreased $6.3 million for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. The decrease in policy benefit expense on life insurance products was primarily a result of lower variable universal life and universal life death benefits. Positive mortality was partially offset by diminishing benefits from positive market performance as more policy guarantees move out of the money and increased expense related to the change in fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with minimum death and income benefit guarantees.

Net realized investment losses decreased $0.6 million to $15.6 million for the quarter ended March 31, 2012, compared with $16.2 million for the quarter ended March 31, 2011. Realized investment losses for the quarter ended March 31, 2012 primarily related to a net loss of $13.3 million on derivative assets and embedded derivative liabilities. This was primarily attributable to a $17.0 million loss associated with derivatives related to variable annuity guarantees which included a realized loss associated with the non-performance risk factor of $15.1 million for the quarter ended March 31, 2012. In addition, realized losses of $5.7 million related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, and $6.2 million of impairments on debt securities were recognized. Partially offsetting these losses were realized gains of $8.1 million related to fixed indexed annuities embedded derivatives. Realized investment losses for the quarter ended March 31, 2011 primarily consisted of $10.5 million in net losses on derivative assets and embedded derivative liabilities and $5.7 million of debt security impairments.

For the three months ended March 31, 2012 and 2011, the net loss from discontinued operations primarily consisted of legal fees associated with litigation to our indemnification of Tiptree in accordance with the definitive sales agreement. See Note 17 and Note 18 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

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

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2012, our debt securities, with a fair value of $12,132.9 million, represented 78.6% of total investments.

Debt Securities Ratings by Percentage:
($ in millions)		As of March 31, 2012
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$6,958.8	57.4%	$6,486.7	56.3%
2	BBB	4,149.0	34.2%	3,893.3	33.8%
	Total investment grade	11,107.8	91.6%	10,380.0	90.1%
3	BB	619.2	5.1%	682.6	5.9%
4	B	209.1	1.7%	233.5	2.0%
5	CCC and lower	132.1	1.1%	154.3	1.4%
6	In or near default	64.7	0.5%	65.6	0.6%
	Total debt securities	$12,132.9	100.0%	$11,516.0	100.0%

Debt Securities by Type:	As of March 31, 2012
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$833.6	$771.3	$69.0	$(6.7)	$62.3
State and political subdivision	316.6	290.3	29.2	(2.9)	26.3
Foreign government	220.8	198.6	23.0	(0.8)	22.2
Corporate	6,872.3	6,395.8	603.5	(127.0)	476.5
CMBS	1,101.0	1,055.3	61.6	(15.9)	45.7
RMBS	2,087.9	2,069.6	80.3	(62.0)	18.3
CDO/CLO	249.1	288.2	5.0	(44.1)	(39.1)
Other asset-backed	451.6	446.9	13.0	(8.3)	4.7
Total debt securities	$12,132.9	$11,516.0	$884.6	$(267.7)	$616.9
Debt securities outside closed block:
Unrealized gains	$4,645.7	$4,322.9	$322.8	$—	$322.8
Unrealized losses	1,155.0	1,334.4	—	(179.4)	(179.4)
Total outside the closed block	5,800.7	5,657.3	322.8	(179.4)	143.4
Debt securities in closed block:
Unrealized gains	5,614.6	5,052.8	561.8	—	561.8
Unrealized losses	717.6	805.9	—	(88.3)	(88.3)
Total in the closed block	6,332.2	5,858.7	561.8	(88.3)	473.5
Total debt securities	$12,132.9	$11,516.0	$884.6	$(267.7)	$616.9

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2012 in our debt securities portfolio were banking (6.2%), electric utilities (5.4%), oil (3.8%), insurance (3.5%) and diversified financial services (2.9%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Eurozone Exposure by Country	As of March 31, 2012
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities

Spain	$—	$12.0	$50.1	$62.1	0.5%
Ireland	—	5.3	42.3	47.6	0.4%
Italy	—	—	18.2	18.2	0.2%
Portugal	—	—	15.3	15.3	0.1%
Greece	—	—	—	—	—
Total	—	17.3	125.9	143.2	1.2%

All other Eurozone(1)	—	58.9	175.3	234.2	1.9%
Total	$—	$76.2	$301.2	$377.4	3.1%

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

Most of our RMBS portfolio is highly rated. At March 31, 2012, 95.2% of the total residential portfolio was rated investment grade. We hold $448.0 million of RMBS investments backed by prime rated mortgages, $319.3 million backed by Alt-A mortgages and $147.3 million backed by sub-prime mortgages, which combined amount to 5.8% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 71.6% being rated NAIC-1 and 17.5% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the quarter ended March 31, 2012 totaled $5.1 million. These impairments consist of $1.3 million from prime, $2.7 million from Alt-A and $1.1 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in millions)	As of March 31, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% General	AA/				CCC and	Near	% Closed
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,102.3	$1,173.3	7.5%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	45.4%
Prime	451.3	448.0	2.9%	84.9%	10.2%	4.4%	0.0%	0.3%	0.2%	40.6%
Alt-A	345.5	319.3	2.0%	49.2%	33.8%	10.6%	3.0%	3.2%	0.2%	28.1%
Sub-prime	170.5	147.3	0.9%	79.4%	4.4%	10.0%	4.2%	1.7%	0.3%	10.1%
Total	$2,069.6	$2,087.9	13.3%	87.5%	7.7%	3.3%	0.7%	0.7%	0.1%	39.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in millions)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$381.0	$380.4	2.5%	0.0%	2.7%	14.3%	16.7%	32.4%	33.9%
NAIC-2	BBB	46.0	45.6	0.3%	0.0%	0.0%	3.8%	76.7%	19.5%	0.0%
NAIC-3	BB	20.9	19.9	0.1%	0.0%	0.0%	70.3%	12.6%	13.2%	3.9%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.5	1.2	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	1.9	0.9	0.0%	0.0%	0.0%	0.0%	37.1%	1.7%	61.2%
Total		$451.3	$448.0	2.9%	0.0%	2.3%	15.6%	22.6%	30.1%	29.4%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$166.2	$157.2	1.0%	5.8%	0.0%	16.9%	23.5%	40.0%	13.8%
NAIC-2	BBB	114.9	108.0	0.7%	0.0%	3.9%	8.4%	18.0%	52.7%	17.0%
NAIC-3	BB	39.5	33.8	0.2%	0.0%	0.0%	12.5%	28.2%	33.7%	25.6%
NAIC-4	B	11.4	9.6	0.0%	0.0%	0.0%	0.0%	81.9%	18.1%	0.0%
NAIC-5	CCC and below	13.0	10.2	0.1%	0.0%	0.0%	53.9%	0.0%	46.1%	0.0%
NAIC-6	In or near default	0.5	0.5	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total		$345.5	$319.3	2.0%	2.9%	1.3%	14.3%	23.1%	43.1%	15.3%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$127.9	$116.9	0.7%	0.0%	5.9%	8.0%	42.2%	26.4%	17.5%
NAIC-2	BBB	6.6	6.5	0.1%	0.0%	76.7%	0.0%	19.9%	0.0%	3.4%
NAIC-3	BB	22.5	14.7	0.1%	0.0%	54.4%	15.5%	18.5%	0.0%	11.6%
NAIC-4	B	8.9	6.2	0.0%	0.0%	0.0%	36.2%	43.4%	0.0%	20.4%
NAIC-5	CCC and below	3.0	2.5	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1.6	0.5	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$170.5	$147.3	0.9%	0.0%	13.5%	9.4%	39.8%	20.9%	16.4%

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and	% Closed
Rating	Designation	Cost	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AAA/A	$1,021.3	$1,078.8	6.9%	23.4%	5.6%	13.2%	9.5%	48.3%	49.4%
NAIC-2	BBB	9.8	7.3	0.0%	0.0%	0.0%	41.9%	58.1%	0.0%	34.8%
NAIC-3	BB	23.5	21.0	0.1%	0.0%	37.6%	15.8%	46.6%	0.0%	20.6%
NAIC-4	B	8.5	8.2	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	50.0%
NAIC-5	CCC and below	29.3	14.1	0.1%	0.0%	0.0%	26.0%	0.0%	74.0%	63.6%
NAIC-6	In or near default	8.9	4.4	0.0%	0.0%	71.1%	0.0%	0.0%	28.9%	28.6%
Total		$1,101.3	$1,133.8	7.2%	22.3%	6.3%	13.4%	11.0%	47.0%	48.9%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $46.0 million and $32.8 million, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2012	2011

Total other-than-temporary debt impairment losses	$(11.7)	$(7.4)
Portion of loss recognized in OCI	5.5	1.7
Net debt impairment losses recognized in earnings	$(6.2)	$(5.7)

Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(0.6)	(4.4)
CMBS	(0.2)	—
RMBS	(5.1)	(1.3)
CDO/CLO	—	—
Other asset-backed	(0.3)	—
Net debt security impairments	(6.2)	(5.7)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(6.2)	(5.7)
Debt security transaction gains	2.2	3.9
Debt security transaction losses	(1.0)	(1.9)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment gains	0.8	—
Limited partnerships and other investment losses	—	(1.6)
Net transaction gains	2.0	0.4
Derivative instruments	(36.1)	(20.1)
Embedded derivatives(1)	22.8	9.6
Fair value option investments	1.9	(0.4)
Net realized investment losses, excluding impairment losses	(9.4)	(10.5)
Net realized investment losses, including impairments	$(15.6)	$(16.2)

———————

(1)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 8 to our consolidated financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first quarter of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $6.2 million for the first quarter of 2012 and $5.7 million for the first quarter of 2011. There were no equity security or limited partnership and other investment OTTIs in the first quarter of 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $5.5 million for the first quarter of 2012 and $1.7 million for the first quarter of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of March 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2012	2011
($ in millions)
Balance, beginning of period	$(73.8)	$(60.4)
Add: Credit losses on securities not previously impaired(1)	(2.1)	(4.1)
Add: Credit losses on securities previously impaired(1)	(3.2)	(1.2)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	—	3.1
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(79.1)	$(62.6)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of March 31, 2012. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Gross and Net	As of March 31, 2012
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,794	924	2,641	730	1,153	194
Unrealized gains (losses)	$884.6	$(267.7)	$322.8	$(179.4)	$561.8	$(88.3)
Applicable policyholder dividend obligation (reduction)	561.8	(88.3)	—	—	561.8	(88.3)
Applicable deferred policy acquisition costs (benefit)	179.1	(84.7)	179.1	(84.7)	—	—
Applicable deferred income taxes (benefit)	50.3	(33.1)	50.3	(33.1)	—	—
Offsets to net unrealized gains (losses)	791.2	(206.1)	229.4	(117.8)	561.8	(88.3)
Unrealized gains (losses) after offsets	$93.4	$(61.6)	$93.4	$(61.6)	$—	$—
Net unrealized gains after offsets	$31.8		$31.8		$—

Equity securities
Number of positions	54	17	33	9	21	8
Unrealized gains (losses)	$15.0	$(7.4)	$9.7	$(3.6)	$5.3	$(3.8)
Applicable policyholder dividend obligation (reduction)	5.3	(3.8)	—	—	5.3	(3.8)
Applicable deferred income taxes (benefit)	3.4	(1.3)	3.4	(1.3)	—	—
Offsets to net unrealized gains (losses)	8.7	(5.1)	3.4	(1.3)	5.3	(3.8)
Unrealized gains (losses) after offsets	$6.3	$(2.3)	$6.3	$(2.3)	$—	$—
Net unrealized gains after offsets	$4.0		$4.0		$—

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Mar 31,	Dec 31,
($ in millions)	2012(1)	2011(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.7)
CMBS	(28.0)	(28.0)
RMBS	(95.1)	(89.6)
CDO/CLO	(24.2)	(24.2)
Other asset-backed	(1.2)	(1.2)
Total fixed maturity non-credit OTTI losses in AOCI	$(154.2)	$(148.7)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of March 31, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,155.0	$315.3	$143.0	$696.7
Total amortized cost	1,334.4	321.1	150.3	863.0
Unrealized losses	$(179.4)	$(5.8)	$(7.3)	$(166.3)
Unrealized losses after offsets	$(61.7)	$(2.7)	$(3.3)	$(55.7)
Number of securities	730	144	116	470

Investment grade:
Unrealized losses	$(62.7)	$(3.5)	$(5.6)	$(53.6)
Unrealized losses after offsets	$(24.0)	$(1.8)	$(2.4)	$(19.8)

Below investment grade:
Unrealized losses	$(116.7)	$(2.3)	$(1.7)	$(112.7)
Unrealized losses after offsets	$(37.7)	$(0.9)	$(0.9)	$(35.9)

Equity securities outside closed block
Unrealized losses	$(3.6)	$(3.2)	$—	$(0.4)
Unrealized losses after offsets	$(1.9)	$(1.7)	$—	$(0.2)
Number of securities	9	5	—	4

For debt securities outside of the closed block with gross unrealized losses, 38.9% of the unrealized losses after offsets pertain to investment grade securities and 61.1% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(121.6)	$(9.1)	$(18.3)	$(94.2)
Unrealized losses over 20% of cost after offsets	$(39.9)	$(4.6)	$(7.2)	$(28.1)
Number of securities	149	12	54	83

Investment grade:
Unrealized losses over 20% of cost	$(22.3)	$(7.0)	$(2.9)	$(12.4)
Unrealized losses over 20% of cost after offsets	$(8.4)	$(3.7)	$(1.3)	$(3.4)

Below investment grade:
Unrealized losses over 20% of cost	$(99.3)	$(2.1)	$(15.4)	$(81.8)
Unrealized losses over 20% of cost after offsets	$(31.5)	$(0.9)	$(5.9)	$(24.7)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(3.5)	$(3.1)	$—	$(0.4)
Unrealized losses over 20% of cost after offsets	$(1.9)	$(1.7)	$—	$(0.2)
Number of securities	5	2	—	3

Duration of Gross Unrealized Losses on	As of March 31, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$717.6	$122.5	$78.6	$516.5
Total amortized cost	805.9	126.7	83.9	595.3
Unrealized losses	$(88.3)	$(4.2)	$(5.3)	$(78.8)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	194	37	21	136

Investment grade:
Unrealized losses	$(46.0)	$(1.4)	$(4.4)	$(40.2)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(42.3)	$(2.8)	$(0.9)	$(38.6)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(3.8)	$(3.1)	$(0.3)	$(0.4)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	8	3	2	3

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at March 31, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(45.6)	$(14.0)	$(14.3)	$(17.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	37	8	12	17

Investment grade:
Unrealized losses over 20% of cost	$(16.1)	$(11.3)	$(2.8)	$(2.0)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(29.5)	$(2.7)	$(11.5)	$(15.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(3.6)	$(3.1)	$(0.1)	$(0.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	5	2	1	2

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2012	2011	2012 vs. 2011
Continuing operations
Cash used for operating activities	$(36.4)	$(33.8)	$(2.6)	(8%)
Cash used for investing activities	(117.4)	(153.3)	35.9	23%
Cash provided by financing activities	168.5	169.5	(1.0)	(1%)
	$14.7	$(17.6)	$32.3	184%

Discontinued operations
Cash provided by operating activities	$2.5	$1.3	$1.2	92%
Cash provided by (used for) investing activities	(1.9)	1.7	(3.6)	(212%)
	$0.6	$3.0	$(2.4)	(80%)

———————

Not meaningful (NM)

Three months ended March 31, 2012 vs. March 31, 2011

Continuing Operations

Cash used for operating activities increased by $2.6 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This was primarily attributable to a change in other assets and liabilities of $35.7 million related to decreases in suspense as a result of timing and incentive compensation accruals, a $6.3 million increase in accrued investment income and a $6.5 million increase in undistributed earnings of limited partnerships and other investments. Partially offsetting these cash inflows was a change in receivables of $42.7 million related the settlement of reinsurance recoverables and a decrease in deferred expenses of $7.9 million attributable to a decline in sales of fixed indexed annuities with bonus inducements.

Cash flows used for investing activities decreased $35.9 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The primary driver of this fluctuation was a decrease in purchases of available-for-sale debt securities attributable to the low interest rate environment.

Cash flows provided by financing activities decreased $1.0 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This decline was primarily a result of larger withdrawals, partially offset by an increase in policyholder deposits related to sales of fixed indexed annuities.  See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows provided by operations related to discontinued operations increased as a result of lower outside legal expenses. This was offset by the decrease in cash flows for investing activities related to assets held to back higher discontinued group accident and health reinsurance reserves reported to us by certain ceding companies. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on discontinued operations.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (“NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $71.8 million in 2012. During the three months ended March 31, 2012, Phoenix Life paid $24.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in the future. As of March 31, 2012, we had $882.4 million of statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 200% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the three months ended March 31, 2012 and 2011 was $4.8 million and $4.8 million, respectively. As of March 31, 2012, future minimum annual principal payments on senior unsecured bonds are $252.8 million in 2032.

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

Aggregate life surrenders in 2011 were 6.6% of related reserves, but improved in the three months ended March 31, 2012, dropping to 6.4%. Cash, treasuries and agency mortgage-backed securities accounted for 8.6% of fixed income investments as of March 31, 2012, as compared with 8.7% at year end 2011. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and raised our senior debt rating to B- from CCC+. They maintained their stable outlook on our ratings. On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of CCC+. They changed their outlook on our ratings from negative to stable.

The financial strength and debt ratings as of May 4, 2012 were as follows:

	Financial Strength Rating		Senior Debt Rating of
Rating Agency	of Phoenix Life	Outlook	The Phoenix Companies, Inc.	Outlook

A.M. Best Company, Inc.	B+	Positive	bb-	Positive
Moody’s	Ba2	Positive	B3	Positive
Standard & Poor’s	BB-	Stable	B-	Stable

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2012	2011	2012 vs. 2011
ASSETS
Available-for-sale debt securities, at fair value	$12,132.9	$11,890.0	$242.9	2%
Available-for-sale equity securities, at fair value	42.1	35.7	6.4	18%
Limited partnerships and other investments	613.0	601.3	11.7	2%
Policy loans, at unpaid principal balances	2,374.8	2,379.3	(4.5)	NM
Derivative instruments	180.6	174.8	5.8	3%
Fair value option investments	89.2	86.6	2.6	3%
Total investments	15,432.6	15,167.7	264.9	2%
Cash and cash equivalents	209.6	194.3	15.3	8%
Accrued investment income	182.5	175.6	6.9	4%
Receivables	398.6	415.1	(16.5)	(4%)
Deferred policy acquisition costs	1,122.1	1,162.8	(40.7)	(4%)
Deferred income taxes	93.6	118.2	(24.6)	(21%)
Other assets	144.5	164.6	(20.1)	(12%)
Discontinued operations assets	67.8	69.2	(1.4)	(2%)
Separate account assets	4,041.6	3,817.6	224.0	6%
Total assets	$21,692.9	$21,285.1	$407.8	2%

LIABILITIES
Policy liabilities and accruals	$12,971.0	$12,981.1	$(10.1)	NM
Policyholder deposit funds	2,602.5	2,429.4	173.1	7%
Indebtedness	426.9	426.9	—	NM
Other liabilities	645.3	613.8	31.5	5%
Discontinued operations liabilities	57.4	58.3	(0.9)	(2%)
Separate account liabilities	4,041.6	3,817.6	224.0	6%
Total liabilities	20,744.7	20,327.1	417.6	2%

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,632.1	2,631.8	0.3	NM
Accumulated other comprehensive loss	(136.8)	(134.8)	(2.0)	1%
Accumulated deficit	(1,367.6)	(1,359.5)	(8.1)	(1%)
Treasury stock	(179.5)	(179.5)	—	NM
Total stockholders’ equity	948.2	958.0	(9.8)	(1%)
Total liabilities and stockholders’ equity	$21,692.9	$21,285.1	$407.8	2%

———————

Not meaningful (NM)

March 31, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business as sales continue to increase. In addition, limited partnerships and other investments increased primarily as a result of mezzanine funds.

The decrease in receivables was attributable to the settlement of outstanding reinsurance recoverables and fewer claims to reinsurers as a result of positive mortality experience.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the quarter ended March 31, 2012. The deferred policy acquisition cost balance associated with the fixed annuities increased related to the deferral of commissions on sales of our fixed indexed annuities, partially offset by amortization. The table below presents deferred policy acquisition cost by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Mar 31,	Dec 31,	percentage change
($ in millions)	2012	2011	2012 vs. 2011

Variable universal life	$154.2	$158.0	$(3.8)	(2%)
Universal life	285.3	333.3	(48.0)	(14%)
Variable annuities	132.1	135.9	(3.8)	(3%)
Fixed annuities	147.7	131.3	16.4	12%
Traditional life	402.8	404.3	(1.5)	NM
Total deferred policy acquisition costs	$1,122.1	$1,162.8	$(40.7)	(4%)

———————

Not meaningful (NM)

The decline in other assets at March 31, 2012 as compared with December 31, 2011 was primarily a result of a decrease in investment receivables attributable to a lower volume of unsettled investment sales and a decrease in premises and equipment related to amortization.

Separate accounts increased as a result of favorable market performance during the quarter and positive universal life net flows, partially offset by variable annuity surrenders.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased primarily as a result of continued sales growth of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit”.

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the quarter.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2012	2011

Deposits	$227.3	$205.3
Performance and interest credited	262.3	161.4
Fees	(14.9)	(14.4)
Benefits and surrenders	(161.3)	(151.9)
Change in funds on deposit	313.4	200.4
Funds on deposit, beginning of period	4,495.4	4,083.3
Annuity funds on deposit, end of period	$4,808.8	$4,283.7

Three months ended March 31, 2012 vs. March 31, 2011

Annuity funds on deposit increased $313.4 million and $200.4 million during the three months ended March 31, 2012 and 2011, respectively. The increase in the first quarter of 2012 compared with the increase in the first quarter of 2011 reflected stronger market performance.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Deposits	$22.1	$24.5
Performance and interest credited	96.1	52.9
Fees and cost of insurance	(20.7)	(21.5)
Benefits and surrenders	(41.6)	(46.7)
Change in funds on deposit	55.9	9.2
Funds on deposit, beginning of period	1,019.1	1,151.6
Variable universal life funds on deposit, end of period	$1,075.0	$1,160.8

Three months ended March 31, 2012 vs. March 31, 2011

Variable universal life funds on deposit increased $55.9 million and $9.2 million during the three months ended March 31, 2012 and 2011, respectively. The increase in 2012 as compared with 2011 reflected stronger market performance while deposits, fees and benefits and surrenders remained relatively flat.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2012	2011

Deposits	$89.3	$90.2
Interest credited	19.0	20.3
Fees and cost of insurance	(96.3)	(103.3)
Benefits and surrenders	(28.7)	(30.4)
Change in funds on deposit	(16.7)	(23.2)
Funds on deposit, beginning of period	1,852.8	1,918.9
Universal life funds on deposit, end of period	$1,836.1	$1,895.7

Three months ended March 31, 2012 vs. March 31, 2011

Universal life funds on deposit decreased $16.7 million and $23.2 million during the three months ended March 31, 2012 and 2011, respectively. The decrease was $6.5 million less in the first quarter of 2012 compared with the first quarter of 2011 primarily due to lower fees and cost of insurance as a result of declining universal life insurance in force.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2012, the Company had unfunded commitments of $208.4 million under such agreements, of which $70.2 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2012, the Company had open commitments of $75.3 million under such agreements which are expected to be funded by December 31, 2012.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2011 Annual Report on Form 10-K.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2012, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2011 Annual Report on Form 10-K.

We made contributions to the pension plan of $3.4 million in the first quarter of 2012. We made contributions totaling $17.4 million during 2011. Over the next nine months, we expect to make additional contributions to the plans of approximately $13.0 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

See Note 13 to our consolidated financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $845.7 million at December 31, 2011 to $882.4 million at March 31, 2012. The principal factor resulting in this increase was net income of $39.0 million for the period.

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

See our 2011 Annual Report on Form 10-K for information regarding our enterprise risk management. There were no material changes in our exposure to operational or market risk at March 31, 2012 compared with December 31, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. There were no material changes in our market risk exposure at March 31, 2011 compared with December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial condition, liquidity or consolidated financial statements in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item 1A of our 2011 Annual Report on Form 10-K and Note 18 to our consolidated financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

(a)

Not applicable.

(b)

No material changes.

Item 6.

EXHIBITS

Exhibit

10.1

Third Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, As Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 12, 2012)

10.2	Second Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, As Amended and Restated Effective January 1, 2009*

Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.

Date: May 7, 2012	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer