Form 10-Q
period 2012-06-30
PHOENIX COMPANIES INC/DE
filed 2012-08-09
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

On July 31, 2012, the registrant had 116.0 million shares of common stock outstanding.

p2

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheets

($ in millions, except share data)

June 30, 2012 (unaudited) and December 31, 2011

	June 30,	Dec 31,
	2012	2011
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,588.9 and $11,351.8)	$12,335.3	$11,890.0
Available-for-sale equity securities, at fair value (cost of $34.4 and $29.5)	42.1	35.7
Limited partnerships and other investments	618.5	601.3
Policy loans, at unpaid principal balances	2,362.4	2,379.3
Derivative instruments	186.6	174.8
Fair value option investments	87.0	86.6
Total investments	15,631.9	15,167.7
Cash and cash equivalents	248.9	194.3
Accrued investment income	186.6	175.6
Receivables	422.5	415.1
Deferred policy acquisition costs	1,076.0	1,162.8
Deferred income taxes	91.7	118.2
Other assets	156.8	164.6
Discontinued operations assets	43.6	69.2
Separate account assets	3,336.8	3,817.6
Total assets	$21,194.8	$21,285.1

LIABILITIES:
Policy liabilities and accruals	$13,040.1	$12,981.1
Policyholder deposit funds	2,767.1	2,429.4
Indebtedness	426.9	426.9
Other liabilities	642.7	613.8
Discontinued operations liabilities	34.6	58.3
Separate account liabilities	3,336.8	3,817.6
Total liabilities	20,248.2	20,327.1

CONTINGENCIES AND COMMITMENTS (NOTES 18 & 19)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.0 million and 116.3 million shares outstanding	1.3	1.3
Additional paid-in capital	2,631.0	2,630.5
Accumulated other comprehensive loss	(124.9)	(134.8)
Accumulated deficit	(1,380.8)	(1,359.5)
Treasury stock, at cost: 11.7 million and 11.3 million shares	(180.0)	(179.5)
Total stockholders’ equity	946.6	958.0
Total liabilities and stockholders’ equity	$21,194.8	$21,285.1

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Premiums	$104.3	$109.3	$204.5	$220.3
Fee income	137.2	154.6	283.7	308.4
Net investment income	218.2	211.2	428.1	412.6
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(15.0)	(6.6)	(26.7)	(14.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	9.9	3.6	15.4	5.3
Net OTTI losses recognized in earnings	(5.1)	(3.0)	(11.3)	(8.7)
Net realized investment gains (losses), excluding OTTI losses	(3.1)	6.1	(12.5)	(4.4)
Net realized investment gains (losses)	(8.2)	3.1	(23.8)	(13.1)
Total revenues	451.5	478.2	892.5	928.2

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	259.0	270.8	513.1	531.2
Policyholder dividends	84.3	73.6	149.3	137.2
Policy acquisition cost amortization	41.8	42.8	92.0	94.1
Interest expense on indebtedness	7.9	7.9	15.9	15.9
Other operating expenses	60.8	59.6	123.2	119.8
Total benefits and expenses	453.8	454.7	893.5	898.2
Income from continuing operations before income taxes	(2.3)	23.5	(1.0)	30.0
Income tax expense	4.6	7.6	13.5	9.0
Income (loss) from continuing operations	(6.9)	15.9	(14.5)	21.0
Loss from discontinued operations, net of income taxes	(6.3)	(0.7)	(6.8)	(2.2)
Net income (loss)	$(13.2)	$15.2	$(21.3)	$18.8

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.06)	$0.14	$(0.12)	$0.18
Earnings (loss) from continuing operations – diluted	$(0.06)	$0.14	$(0.12)	$0.18
Earnings (loss) from discontinued operations – basic	$(0.05)	$(0.01)	$(0.06)	$(0.02)
Earnings (loss) from discontinued operations – diluted	$(0.05)	$(0.01)	$(0.06)	$(0.02)
Net earnings (loss) – basic	$(0.11)	$0.13	$(0.18)	$0.16
Net earnings (loss) – diluted	$(0.11)	$0.13	$(0.18)	$0.16
Basic weighted-average common shares outstanding (in thousands)	116,232	116,325	116,272	116,265
Diluted weighted-average common shares outstanding (in thousands)	116,232	117,850	116,272	117,789

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(13.2)	$15.2	$(21.3)	$18.8
Net unrealized investment gains	31.7	13.1	32.2	12.4
Non-credit portion of OTTI losses recognized in OCI	(6.4)	(2.3)	(10.0)	(3.4)
Net pension liability adjustment	(13.8)	2.0	(12.5)	2.7
Net unrealized other assets	—	—	—	1.0
Net unrealized derivative instruments gains (losses)	0.4	(0.3)	0.2	(0.8)
Other comprehensive income (loss)	11.9	12.5	9.9	11.9
Comprehensive income (loss)	$(1.3)	$27.7	$(11.4)	$30.7

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Six Months Ended June 30, 2012 and 2011

	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(21.3)	$18.8
Net realized investment losses	23.8	13.1
Policy acquisition costs deferred	(47.6)	(63.2)
Amortization of deferred policy acquisition costs	92.0	94.1
Amortization and depreciation	6.9	5.1
Undistributed equity in earnings of limited partnerships and other investments	(41.7)	(23.3)
Change in:
Accrued investment income	(18.0)	(18.1)
Receivables	(8.4)	(26.7)
Policy liabilities and accruals	(46.9)	(78.8)
Other, net	(8.0)	13.2
Cash used for continuing operations	(69.2)	(65.8)
Discontinued operations, net	(2.0)	4.9
Cash used for operating activities	(71.2)	(60.9)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,551.3)	(1,701.1)
Available-for-sale equity securities	(6.0)	(5.7)
Limited partnerships and other investments	(45.0)	(47.9)
Derivative instruments	(29.2)	(21.5)
Fair value option investments	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	1,323.5	1,367.0
Available-for-sale equity securities	0.4	1.7
Limited partnerships and other investments	75.5	72.3
Derivative instruments	12.1	28.1
Fair value option investments	0.1	8.6
Policy loans, net	16.9	21.5
Proceeds from sale of subsidiary	1.0	—
Premises and equipment additions	(2.4)	(2.2)
Discontinued operations, net	4.0	(0.3)
Cash used for investing activities	(200.4)	(279.5)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	650.1	959.5
Policyholder deposit fund withdrawals	(323.4)	(605.9)
Treasury stock acquired	(0.5)	—
Cash provided by financing activities	326.2	353.6
Change in cash and cash equivalents	54.6	13.2
Cash and cash equivalents, beginning of period	194.3	121.9
Cash and cash equivalents, end of period	$248.9	$135.1
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$(3.3)	$(6.9)
Interest expense on indebtedness paid	$(15.7)	$(17.4)

Included in cash and cash equivalents above is cash held as collateral by a third party of $8.6 million and $8.0 million as of June 30, 2012 and 2011, respectively.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Six Months Ended June 30, 2012 and 2011

	June 30,
	2012	2011
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,630.5	$2,631.0
Issuance of shares and compensation expense on stock compensation awards	0.5	1.4
Balance, end of period	$2,631.0	$2,632.4

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(134.8)	$(133.8)
Adjustment for cumulative effect of accounting change	—	31.1
Other comprehensive income	9.9	11.9
Balance, end of period	$(124.9)	$(90.8)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,359.5)	$(1,163.5)
Adjustment for cumulative effect of accounting change	—	(243.6)
Net income (loss)	(21.3)	18.8
Balance, end of period	$(1,380.8)	$(1,388.3)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	(0.5)	—
Balance, end of period	$(180.0)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period, as adjusted	$958.0	$943.0
Change in stockholders’ equity	(11.4)	32.1
Stockholders’ equity, end of period	$946.6	$975.1

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

1.

Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”). We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products including universal life and variable universal life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Saybrus is our distribution company that provides dedicated consulting services to partner companies as well as wholesaling support for the Phoenix Life and PHL Variable product lines.

Since 2009, we have focused on selling products and services that are less capital intensive and less sensitive to our ratings. In 2011 and the first six months of 2012, Phoenix product sales were primarily in fixed indexed annuities. Sales of other insurance companies’ policies through Saybrus were also expanded during the same period.

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

These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of comprehensive income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the consolidated financial statements included in our 2011 Annual Report on Form 10-K. Financial results for the three and six months ended June 30, 2012 are not necessarily indicative of full year results.

Adjustments Related to Prior Years

A net loss from continuing operations of $14.5 million was recognized during the six months ended June 30, 2012. This reflects approximately $3.0 million associated with the correction of errors related to 2011, which decreased income from continuing operations recognized during 2012. We have assessed the impact of these errors and have determined that the errors were not material to any prior periods or previously issued financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Adoption of new accounting standards

Amendments to the Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires entities to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect which components of comprehensive income are recognized in net income or comprehensive income, or when an item of other comprehensive income must be classified to net income. The computation and presentation of earnings per share also does not change. This guidance was adopted in the first quarter of 2012. Disclosures in Note 12 reflect the retrospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholders’ equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance was adopted in the first quarter of 2012. Disclosures in Note 10 reflect the prospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.

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

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions)	2011	2010	2009	2008

Deferred policy acquisition costs, as previously reported	$1,317.6	$1,444.3	$1,916.0	$2,708.3
Impact of adoption	(154.8)	(197.8)	(279.4)	(355.5)
Deferred policy acquisition costs, as revised	$1,162.8	$1,246.5	$1,636.6	$2,352.8

Deferred tax asset, as previously reported	$118.3	$116.4	$166.2	$435.2
Impact of adoption	(0.1)	—	9.9	129.6
Deferred tax asset, as revised	$118.2	$116.4	$176.1	$564.8

Policy liabilities and accruals, as previously reported	$12,967.8	$12,992.5	$13,151.1	$13,932.9
Impact of adoption	13.3	14.6	15.9	14.9
Policy liabilities and accruals, as revised	$12,981.1	$13,007.1	$13,167.0	$13,947.8

Total equity, as previously reported	$1,126.2	$1,155.5	$1,131.1	$865.1
Impact of adoption	(168.2)	(212.5)	(285.4)	(240.7)
Total equity, as revised	$958.0	$943.0	$845.7	$624.4

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011

Policy benefits, excluding policyholder dividends, as previously reported	$283.2	$268.2	$271.1	$260.7
Impact of adoption	(0.3)	(0.4)	(0.3)	(0.3)
Policy benefits, excluding policyholder dividends, as revised	$282.9	$267.8	$270.8	$260.4

Policy acquisition cost amortization, as previously reported	$38.7	$57.5	$51.8	$62.7
Impact of adoption	(8.1)	(11.0)	(9.0)	(11.6)
Policy acquisition cost amortization, as revised	$30.6	$46.5	$42.8	$51.1

Operating expenses, as previously reported	$69.7	$57.2	$58.9	$59.3
Impact of adoption	0.3	0.4	0.3	0.4
Operating expenses, as revised	$70.0	$57.6	$59.2	$59.7

Income (loss) from continuing operations, before income tax, as previously reported	$(7.4)	$29.8	$14.5	$(4.9)
Impact of adoption	8.1	11.0	9.0	11.5
Income from continuing operations, before income tax, as revised	$0.7	$40.8	$23.5	$6.6

Income tax expense (benefit), as previously reported	$(0.5)	$(6.7)	$9.4	$(0.3)
Impact of adoption	0.1	—	(1.8)	1.8
Income tax expense (benefit), as revised	$(0.4)	$(6.7)	$7.6	$1.5

Net income (loss), as previously reported	$(22.0)	$31.8	$4.4	$(6.1)
Impact of adoption	8.0	11.0	10.8	9.7
Net income (loss), as revised	$(14.0)	$42.8	$15.2	$3.6

Earnings (loss) per share, as previously reported	$(0.19)	$0.27	$0.04	$(0.05)
Impact of adoption	0.07	0.10	0.09	0.08
Earnings (loss) per share, as revised	$(0.12)	$0.37	$0.13	$0.03

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in millions)	2011	2010	2009	2008

Policy benefits, excluding policyholder dividends, as previously reported	$1,083.2	$1,090.0	$1,179.6	$1,260.7
Impact of adoption	(1.3)	(1.3)	(1.4)	(0.5)
Policy benefits, excluding policyholder dividends, as revised	$1,081.9	$1,088.7	$1,178.2	$1,260.2

Policy acquisition cost amortization, as previously reported	$210.6	$298.2	$260.6	$406.0
Impact of adoption	(39.7)	(51.9)	(57.9)	(116.2)
Policy acquisition cost amortization, as revised	$170.9	$246.3	$202.7	$289.8

Operating expenses, as previously reported	$245.2	$291.2	$303.5	$254.9
Impact of adoption	1.3	2.2	15.8	65.9
Operating expenses, as revised	$246.5	$293.4	$319.3	$320.8

Income (loss) from continuing operations, before income tax, as previously reported	$32.0	$(34.7)	$(87.1)	$(295.3)
Impact of adoption	39.7	51.0	43.5	50.8
Income (loss) from continuing operations, before income tax, as revised	$71.7	$16.3	$(43.6)	$(244.5)

Income tax expense (benefit), as previously reported	$1.9	$(10.1)	$108.9	$(118.5)
Impact of adoption	0.1	12.1	123.9	(108.6)
Income tax expense (benefit), as revised	$2.0	$2.0	$232.8	$(227.1)

Net income (loss), as previously reported	$8.1	$(12.6)	$(319.0)	$(726.0)
Impact of adoption	39.6	38.9	(80.4)	159.4
Net income (loss), as revised	$47.7	$26.3	$(399.4)	$(566.6)

Earnings (loss) per share, as previously reported	$0.07	$(0.11)	$(2.74)	$(6.35)
Impact of adoption	0.34	0.33	(0.69)	1.39
Earnings (loss) per share, as revised	$0.41	$0.22	$(3.43)	$(4.96)

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2011 Annual Report on Form 10-K. With the exception of our adoption of new guidance related to accounting for costs associated with acquiring or renewing insurance contracts effective January 1, 2012, there have been no significant changes since year end December 31, 2011. See Note 5 to these financial statements for our updated accounting policy related to this new guidance.

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

Private placement and limited partnership portfolios previously managed under Goodwin continue to be managed by Phoenix under its subsidiary, Phoenix Life.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at June 30, 2012 and December 31, 2011. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities:	June 30,	Dec 31,
($ in millions)	2012	2011	Inception

Debt securities	$6,379.1	$6,353.1	$4,773.1
Equity securities	14.8	12.0	—
Limited partnerships and other investments	372.4	352.8	399.0
Policy loans	1,258.0	1,280.4	1,380.0
Fair value option investments	11.2	10.6	—
Total closed block investments	8,035.5	8,008.9	6,552.1
Cash and cash equivalents	34.7	14.2	—
Accrued investment income	90.6	94.2	106.8
Receivables	50.7	52.2	35.2
Deferred income taxes	228.7	223.9	389.4
Other closed block assets	17.8	14.5	6.2
Total closed block assets	8,458.0	8,407.9	7,089.7
Policy liabilities and accruals	8,521.4	8,644.5	8,301.7
Policyholder dividends payable	235.8	240.1	325.1
Policy dividend obligation	660.2	519.7	—
Other closed block liabilities	55.6	32.8	12.3
Total closed block liabilities	9,473.0	9,437.1	8,639.1
Excess of closed block liabilities over closed block assets(1)	$1,015.0	$1,029.2	$1,549.4

———————

(1)

The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Three Months Ended		Six Months Ended
Policyholder Dividend Obligations:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Closed block revenues
Premiums	$97.2	$103.8	$188.9	$207.0
Net investment income	121.0	118.0	234.8	235.6
Net realized investment gains (losses)	2.9	3.2	2.0	1.6
Total revenues	221.1	225.0	425.7	444.2
Policy benefits, excluding dividends	124.8	137.5	251.9	279.1
Other operating expenses	1.1	1.5	2.7	3.0
Total benefits and expenses, excluding policyholder dividends	125.9	139.0	254.6	282.1
Closed block contribution to income before dividends and income taxes	95.2	86.0	171.1	162.1
Policyholder dividends	84.2	73.5	149.2	137.1
Closed block contribution to income before income taxes	11.0	12.5	21.9	25.0
Applicable income tax expense	3.8	4.4	7.6	8.7
Closed block contribution to income	$7.2	$8.1	$14.3	$16.3

Policyholder dividend obligation
Policyholder dividends provided through earnings	$84.2	$73.5	$149.2	$137.1
Policyholder dividends provided through OCI	64.5	64.0	93.5	78.7
Additions to policyholder dividend liabilities	148.7	137.5	242.7	215.8
Policyholder dividends paid	(54.1)	(62.3)	(106.5)	(122.8)
Increase in policyholder dividend liabilities	94.6	75.2	136.2	93.0
Policyholder dividend liabilities, beginning of period	801.4	620.1	759.8	602.3
Policyholder dividend liabilities, end of period	896.0	695.3	896.0	695.3
Policyholder dividends payable, end of period	(235.8)	(261.8)	(235.8)	(261.8)
Policyholder dividend obligation, end of period	$660.2	$433.5	$660.2	$433.5

As of June 30, 2012, the policyholder dividend obligation includes approximately $120.7 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of June 30, 2012, the policyholder dividend obligation also includes $539.5 million of net unrealized gains on investments supporting the closed block liabilities.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Policy acquisition costs deferred	$21.5	$29.0	$47.6	$63.2
Costs amortized to expenses:
Recurring costs	(46.8)	(42.7)	(93.2)	(93.8)
Realized investment gains (losses)	5.0	(0.1)	1.2	(0.3)
Offsets to net unrealized investment gains or losses included in AOCI(1)	(25.8)	(19.2)	(42.4)	(30.7)
Change in deferred policy acquisition costs	(46.1)	(33.0)	(86.8)	(61.6)
Deferred policy acquisition costs, beginning of period	1,122.1	1,217.9	1,162.8	1,246.5
Deferred policy acquisition costs, end of period	$1,076.0	$1,184.9	$1,076.0	$1,184.9

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

5.

Deferred Policy Acquisition Costs (continued)

We defer incremental direct costs related to the successful sale of new or renewal contracts. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. Costs incurred related directly to acquisition activities performed by the insurer are also deferred. During the three and six months ended June 30, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these comprehensive assumption reviews, we revise our assumptions to reflect our current best estimates, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset is then adjusted in a process known as “unlocking,” with an offsetting benefit or charge to income.

During the three and six months ended June 30, 2012 and 2011, it was determined that an unlocking was not warranted.

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

6.

Investing Activities (continued)

Fair Value and Cost of Securities:	June 30, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(1)

U.S. government and agency	$877.5	$84.6	$(5.8)	$956.3	$—
State and political subdivision	292.4	32.6	(2.8)	322.2	—
Foreign government	180.4	27.0	(0.3)	207.1	—
Corporate	6,527.4	683.9	(128.2)	7,083.1	(5.7)
Commercial mortgage-backed (“CMBS”)	982.5	64.1	(13.7)	1,032.9	(18.8)
Residential mortgage-backed (“RMBS”)	1,986.5	90.7	(61.1)	2,016.1	(99.4)
CDO/CLO	272.3	5.4	(43.2)	234.5	(24.2)
Other asset-backed	469.9	20.8	(7.6)	483.1	(1.2)
Available-for-sale debt securities	$11,588.9	$1,009.1	$(262.7)	$12,335.3	$(149.3)

Amounts applicable to the closed block	$5,841.6	$624.3	$(86.8)	$6,379.1	$(48.2)

Available-for-sale equity securities	$34.4	$13.4	$(5.7)	$42.1	$(1.9)

Amounts applicable to the closed block	$12.8	$5.0	$(3.0)	$14.8	$(1.0)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:	December 31, 2011
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(1)

U.S. government and agency	$708.6	$80.1	$(5.3)	$783.4	$—
State and political subdivision	251.9	21.6	(2.9)	270.6	—
Foreign government	185.7	21.2	(1.7)	205.2	—
Corporate	6,167.0	603.9	(171.5)	6,599.4	(5.7)
CMBS	1,109.9	53.5	(20.3)	1,143.1	(28.0)
RMBS	2,132.9	80.3	(81.9)	2,131.3	(89.6)
CDO/CLO	294.2	4.5	(48.1)	250.6	(24.2)
Other asset-backed	501.6	11.1	(6.3)	506.4	(1.2)
Available-for-sale debt securities	$11,351.8	$876.2	$(338.0)	$11,890.0	$(148.7)

Amounts applicable to the closed block	$5,908.2	$568.4	$(123.5)	$6,353.1	$(48.5)

Available-for-sale equity securities	$29.5	$12.2	$(6.0)	$35.7	$—

Amounts applicable to the closed block	$10.8	$4.3	$(3.1)	$12.0	$—

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

6.

Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of June 30, 2012
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$1.2	$—	$40.7	$(5.8)	$41.9	$(5.8)
State and political subdivision	10.0	(0.1)	6.4	(2.7)	16.4	(2.8)
Foreign government	7.6	(0.3)	—	—	7.6	(0.3)
Corporate	259.1	(14.1)	452.5	(114.1)	711.6	(128.2)
CMBS	15.9	(0.1)	63.9	(13.6)	79.8	(13.7)
RMBS	54.4	(2.1)	420.2	(59.0)	474.6	(61.1)
CDO/CLO	17.3	(0.3)	143.0	(42.9)	160.3	(43.2)
Other asset-backed	26.1	(1.1)	41.6	(6.5)	67.7	(7.6)
Debt securities	391.6	(18.1)	1,168.3	(244.6)	1,559.9	(262.7)
Equity securities	2.7	(4.9)	0.4	(0.8)	3.1	(5.7)
Total temporarily impaired securities	$394.3	$(23.0)	$1,168.7	$(245.4)	$1,563.0	$(268.4)

Amounts inside the closed block	$159.8	$(10.6)	$492.9	$(79.2)	$652.7	$(89.8)

Amounts outside the closed block	$234.5	$(12.4)	$675.8	$(166.2)	$910.3	$(178.6)

Amounts outside the closed block that are below investment grade	$63.5	$(4.4)	$227.9	$(107.1)	$291.4	$(111.5)

Number of securities		215		601		816

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $93.6 million at June 30, 2012, of which $80.3 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $27.2 million at June 30, 2012, of which $17.4 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2012 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

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

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $113.3 million at December 31, 2011, of which $88.0 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $37.8 million at December 31, 2011, of which $16.0 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Maturities of Debt Securities:	June 30, 2012		December 31, 2011
($ in millions)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$823.9	$833.9	$519.9	$525.3
Due after one year through five years	2,113.4	2,268.5	2,139.3	2,292.8
Due after five years through ten years	2,485.8	2,720.8	2,229.0	2,405.2
Due after ten years	2,454.6	2,745.5	2,425.0	2,635.3
CMBS/RMBS/ABS/CDO/CLO	3,711.2	3,766.6	4,038.6	4,031.4
Total	$11,588.9	$12,335.3	$11,351.8	$11,890.0

The maturities of debt securities, as of June 30, 2012, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

6.

Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first half of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $3.6 million for the second quarter of 2012 and $3.0 million for the second quarter of 2011 and $9.8 million for the first half of 2012 and $8.7 million for the first half of 2011. There were equity security OTTIs of $1.5 million for the three and six months ended June 30, 2012 and no equity security OTTIs for the first quarter of 2011 or for the first half of 2011. There were no limited partnership and other investment OTTIs for the first quarter of 2012 and 2011 or for the first half of 2012 or 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $9.9 million for the second quarter of 2012, $3.6 million for the second quarter of 2011, $15.4 million for the first half of 2012 and $5.3 million for the first half of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Balance, beginning of period	$(79.1)	$(62.6)	$(73.8)	$(60.4)
Add: Credit losses on securities not previously impaired(1)	(1.5)	(1.8)	(3.6)	(5.9)
Add: Credit losses on securities previously impaired(1)	(3.3)	(1.1)	(6.5)	(2.3)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	0.2	—	0.2	3.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(83.7)	$(65.5)	$(83.7)	$(65.5)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

6.

Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	June 30,	Dec 31,
($ in millions)	2012	2011

Private equity	$255.8	$241.3
Mezzanine funds	196.1	189.9
Infrastructure funds	36.3	35.7
Hedge funds	30.0	30.0
Leverage lease	19.9	20.3
Mortgage and real estate	6.7	11.6
Direct equity	26.7	25.4
Other alternative assets	47.0	47.1
Limited partnerships and other investments	$618.5	$601.3

Amounts applicable to the closed block	$372.4	$352.8

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Debt securities	$152.4	$155.8	$305.1	$304.0
Equity securities	1.2	—	1.9	0.6
Limited partnerships and other investments	69.0	57.5	128.4	110.0
Fair value option investments	(1.0)	(0.2)	0.8	2.2
Total investment income	221.6	213.1	436.2	416.8
Less: Discontinued operations	0.5	0.5	1.2	1.0
Less: Investment expenses	2.9	1.4	6.9	3.2
Net investment income	$218.2	$211.2	$428.1	$412.6

Amounts applicable to the closed block	$121.0	$118.0	$234.8	$235.6

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Total other-than-temporary debt impairment losses	$(13.5)	$(6.6)	$(25.2)	$(14.0)
Portion of loss recognized in OCI	9.9	3.6	15.4	5.3
Net debt impairment losses recognized in earnings	$(3.6)	$(3.0)	$(9.8)	$(8.7)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(0.2)	(0.6)	(4.6)
CMBS	(1.0)	—	(1.2)	—
RMBS	(2.3)	(2.7)	(7.4)	(4.0)
CDO/CLO	(0.1)	—	(0.1)	—
Other asset-backed	(0.2)	(0.1)	(0.5)	(0.1)
Net debt security impairments	(3.6)	(3.0)	(9.8)	(8.7)
Equity security impairments	(1.5)	—	(1.5)	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(5.1)	(3.0)	(11.3)	(8.7)
Debt security transaction gains(1)	5.8	5.5	8.0	9.4
Debt security transaction losses(1)	(2.4)	(1.2)	(3.4)	(3.1)
Equity security transaction gains	—	0.1	—	0.1
Equity security transaction losses	—	—	—	—
Limited partnerships and other investment transaction gains	0.6	—	1.4	—
Limited partnerships and other investment transaction losses	—	—	—	(1.6)
Net transaction gains	4.0	4.4	6.0	4.8
Derivative instruments	13.1	5.0	(23.0)	(15.1)
Embedded derivatives(2)	(19.1)	(4.7)	3.7	4.9
Fair value option investments	(1.1)	1.4	0.8	1.0
Net realized investment gains (losses), excluding impairment losses	(3.1)	6.1	(12.5)	(4.4)
Net realized investment gains (losses), including impairment losses	$(8.2)	$3.1	$(23.8)	$(13.1)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $296.0 million and $396.1 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale debt securities were $402.3 million and $693.1 million for the six months ended June 30, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 8 to these financial statements for additional disclosures.

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Debt securities	$129.5	$102.0	$208.2	$149.8
Equity securities	0.1	(3.7)	1.5	(3.9)
Other investments	—	—	—	—
Net unrealized investment gains	$129.6	$98.3	$209.7	$145.9

Net unrealized investment gains	$129.6	$98.3	$209.7	$145.9
Applicable closed block policyholder dividend obligation	64.5	64.0	93.5	78.7
Applicable deferred policy acquisition cost	25.8	19.2	42.4	30.7
Applicable future policyholder benefits	4.5	—	18.3	—
Applicable deferred income tax expense	9.5	4.3	33.3	27.5
Offsets to net unrealized investment gains	104.3	87.5	187.5	136.9
Net unrealized investment gains included in OCI	$25.3	$10.8	$22.2	$9.0

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

Carrying Value of Assets and Liabilities	June 30, 2012			December 31, 2011
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$568.7	$—	$568.7	$552.1	$—	$552.1
Direct equity investments	26.7	—	26.7	25.4	—	25.4
Receivable	7.3	—	7.3	6.6	—	6.6
Total	$602.7	$—	$602.7	$584.1	$—	$584.1

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $602.7 million as of June 30, 2012. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

6.

Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2012, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one rating agency.

As of June 30, 2012, we held derivative assets, net of liabilities, with a fair value of $144.9 million. Derivative credit exposure was diversified with nine different counterparties. We also had debt securities of these issuers with a fair value of $160.3 million as of June 30, 2012. Our maximum amount of loss due to credit risk with these issuers was $305.2 million as of June 30, 2012. See Note 9 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	June 30,	Dec 31,
($ in millions)	2012	2011

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	252.8	252.8
Total indebtedness	$426.9	$426.9

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $0.9 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the New York Department of Financial Services (“NYDFS”) (formerly known as the State of New York Insurance Department) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of June 30, 2012. During 2011, we purchased $0.8 million of par value of these bonds for $0.6 million, resulting in a gain of $0.2 million. During 2010 and prior years, we repurchased $46.5 million of par value of these bonds for $24.8 million, resulting in a gain of $21.7 million.

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. The Company or its subsidiaries may, from time to time, purchase its debt securities in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the determination that it is in the best interest of the Company and its stakeholders.

Future minimum annual principal payments on indebtedness as of June 30, 2012 are $252.8 million in 2032 and $175.0 million in 2034.

7.

Financing Activities (continued)

Interest Expense on Indebtedness, including	Three Months Ended		Six Months Ended
Amortization of Debt Issuance Costs:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Surplus notes	$3.1	$3.1	$6.3	$6.3
Senior unsecured bonds	4.8	4.8	9.6	9.6
Interest expense on indebtedness	$7.9	$7.9	$15.9	$15.9

Common stock dividends

During the six months ended June 30, 2012 and the year ended December 31, 2011, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three and six month periods ended June 30, 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the quarter ended June 30, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	June 30,	Dec 31,
($ in millions)	2012	2011

Debt securities	$492.2	$515.4
Equity funds	1,860.9	1,883.3
Other	78.9	81.7
Total	$2,432.0	$2,480.4

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	June 30,	Dec 31,
($ in millions)	2012	2011

Debt securities	$1,227.9	$972.4
Equity funds	—	—
Other	—	—
Total	$1,227.9	$972.4

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in millions)	June 30, 2012
	Variable Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$4.9	$17.8
Incurred	(0.6)	3.7
Paid	0.7	—
Liability balance as of June 30, 2012	$5.0	$21.5

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	Variable Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4.6	$18.1
Incurred	(1.8)	(0.3)
Paid	2.1	—
Liability balance as of December 31, 2011	$4.9	$17.8

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Variable Annuity GMDB Benefits by Type:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$832.8	$13.5	62
GMDB step up	1,371.7	73.7	63
GMDB earnings enhancement benefit (“EEB”)	38.7	0.2	63
GMDB greater of annual step up and roll up	26.7	8.2	66
Total GMDB at June 30, 2012	$2,269.9	$95.6

GMDB return of premium	$870.2	$23.4	61
GMDB step up	1,398.4	118.6	63
GMDB earnings enhancement benefit (“EEB”)	39.8	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	$2,335.5	$151.2

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

Additional Insurance Benefits:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant

GMWB	$557.9	63
GMIB	425.1	63
GMAB	389.3	57
GPAF	16.8	77
COMBO	9.9	61
Total at June 30, 2012	$1,399.0

GMWB	$555.4	62
GMIB	442.1	63
GMAB	385.6	57
GPAF	21.8	77
COMBO	10.1	61
Total at December 31, 2011	$1,415.0

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

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These investments are accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in realized investment gains on the consolidated statements of comprehensive income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made related to the GMWB and GMAB riders during the six months ended June 30 2012 or during the six months ended June 30, 2011. Benefit payments made for GPAF riders were $0.1 million for the six months ended June 30, 2012 and $0.1 million for the six months ended June 30, 2011. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Variable Annuity Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in millions)	2012	2011

GMWB	$18.3	$17.0
GMAB	20.9	25.2
GPAF	1.3	2.3
COMBO	(0.3)	(0.3)
Total variable annuity embedded derivative liabilities	$40.2	$44.2

Fixed indexed annuity guaranteed benefits

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	June 30,	Dec 31,
	2012	2011

Liability balance, beginning of period	$5.6	$0.2
Incurred	6.2	5.4
Paid	—	—
Liability balance, end of period	$11.8	$5.6

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These investments are accounted for at fair value within policyholder deposits within the consolidated balance sheet with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statements of comprehensive income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

Fixed indexed annuity embedded derivatives were $115.2 million and $78.3 million as of June 30, 2012 and December 31, 2011, respectively. In order to manage the risk associated with these fixed indexed annuity options, we hedge using equity index options.

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At June 30, 2012 and December 31, 2011, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $145.3 million and $146.6 million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of June 30, 2012 and December 31, 2011, $8.6 million and $8.0 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

9.

Derivative Instruments (continued)

Derivative Instruments:		Fair Value as of June 30, 2012			Fair Value as of December 31, 2011
($ in millions)		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$156.0	$17.2	$6.9	$131.0	$15.0	$5.2
Variance swaps	2015-2017	0.9	—	1.3	0.9	3.2	—
Swaptions	2024	25.0	0.1	—	25.0	0.3	—
Put options	2015-2022	406.0	100.1	—	406.0	109.6	—
Call options	2012-2017	635.5	50.8	33.5	355.0	28.0	19.0
Equity futures	2012	207.7	18.0	—	70.0	18.5	—
		1,431.1	186.2	41.7	987.9	174.6	24.2
Hedging derivative instruments
Cross currency swaps	2016	10.0	0.4	—	15.0	0.2	—
		10.0	0.4	—	15.0	0.2	—
Total derivative instruments		$1,441.1	$186.6	$41.7	$1,002.9	$174.8	$24.2

Derivative Instrument Realized Gains (Losses)	Three Months Ended		Six Months Ended
Recognized in Earnings:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Derivative instruments by type
Interest rate swaps	$2.4	$1.8	$0.6	$1.5
Variance swaps	0.9	(0.3)	(4.5)	(1.7)
Swaptions	—	(0.2)	(0.2)	(0.9)
Put options	15.0	5.4	(9.6)	(8.5)
Call options	(9.8)	(1.6)	0.1	0.1
Equity futures	4.6	(0.1)	(9.4)	(5.6)
Cross currency swaps	—	—	—	—
Total derivative instrument realized gains (losses) recognized in earnings	$13.1	$5.0	$(23.0)	$(15.1)

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

9.

Derivative Instruments (continued)

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of June 30, 2012 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

•

Cash flow analysis

•

Alternative / comparable price sources (if available)

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

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

10.

Fair Value of Financial Instruments (continued)

Structured Securities

For structured securities, the majority of the fair value estimates are provided by our pricing vendor. When pricing is not available from the pricing vendor, we obtain fair value information from brokers or use internal models. These models consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use.

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

10.

Fair Value of Financial Instruments (continued)

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

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA related to variable annuity GMAB and GMWB embedded derivatives at June 30, 2012 and December 31, 2011 was a reduction of $26.7 million and $36.0 million in the reserves associated with these riders, respectively.

10.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$570.7	$385.6	$—	$956.3
State and political subdivision	—	322.2	—	322.2
Foreign government	—	207.1	—	207.1
Corporate	—	6,861.3	221.8	7,083.1
CMBS	—	1,001.0	31.9	1,032.9
RMBS	—	1,975.5	40.6	2,016.1
CDO/CLO	—	8.3	226.2	234.5
Other asset-backed	—	446.5	36.6	483.1
Available-for-sale equity securities	1.5	—	40.6	42.1
Derivative assets	18.0	168.6	—	186.6
Separate account assets	3,336.8	—	—	3,336.8
Fair value option investments(1)	21.9	—	65.1	87.0
Total assets	$3,948.9	$11,376.1	$662.8	$15,987.8
Liabilities
Derivative liabilities	$—	$41.7	$—	$41.7
Embedded derivatives	—	—	155.4	155.4
Total liabilities	$—	$41.7	$155.4	$197.1

———————

(1)

Fair value option investments at June 30, 2012 include $65.1 million of available-for-sale debt securities in which the fair value option has been elected. In addition, we have also elected the fair value option for available-for-sale equity securities backing our deferred compensation liabilities at $21.9 million as of June 30, 2012. Changes in the fair value of these assets are reflected in results from continuing operations.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended June 30, 2012.

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

(2)

Fair value option investments at December 31, 2011 include $64.4 million of available-for-sale debt securities in which the fair value option has been elected. In addition, we have also elected the fair value option for available-for-sale equity securities backing our deferred compensation liabilities at $22.2 million as of December 31, 2011. Changes in the fair value of these assets are reflected in results from continuing operations.

10.

Fair Value of Financial Instruments (continued)

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

Level 3 Financial Assets:	Three Months Ended June 30, 2012
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$249.1	$46.9	$210.5	$38.5	$51.4	$35.5	$66.2	$698.1
Purchases	15.9	—	5.4	0.2	—	1.7	—	23.2
Sales	(32.3)	(0.3)	(3.5)	(1.3)	(1.7)	—	(0.1)	(39.2)
Transfers into Level 3(1)	—	—	44.6	—	—	4.9	—	49.5
Transfers out of Level 3(2)	(8.3)	(0.3)	(37.7)	—	(18.6)	—	—	(64.9)
Realized gains (losses) included in earnings	—	—	—	(0.7)	(1.0)	—	(0.1)	(1.8)
Unrealized gains (losses) included in OCI	1.5	(5.8)	2.5	(0.1)	1.8	(1.5)	—	(1.6)
Amortization/accretion	0.3	0.1	—	—	—	—	(0.9)	(0.5)
Balance, end of period	$226.2	$40.6	$221.8	$36.6	$31.9	$40.6	$65.1	$662.8

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2012 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2012 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Six Months Ended June 30, 2012
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$243.1	$41.2	$209.6	$46.2	$58.7	$33.9	$64.4	$697.1
Purchases	16.1	—	38.5	0.2	—	6.3	—	61.1
Sales	(33.3)	(0.7)	(17.9)	(5.0)	(6.1)	—	(0.1)	(63.1)
Transfers into Level 3(1)	2.5	—	24.5	—	—	0.3	—	27.3
Transfers out of Level 3(2)	(8.4)	(0.2)	(38.5)	—	(24.2)	—	—	(71.3)
Realized gains (losses) included in earnings	0.2	—	(0.6)	(1.0)	(1.0)	0.1	(0.1)	(2.4)
Unrealized gains (losses) included in OCI	5.4	0.2	6.2	(3.8)	4.5	—	—	12.5
Amortization/accretion	0.6	0.1	—	—	—	—	0.9	1.6
Balance, end of period	$226.2	$40.6	$221.8	$36.6	$31.9	$40.6	$65.1	$662.8

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2012 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2012 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

10.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended June 30, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$253.8	$53.7	$269.1	$78.0	$73.7	$50.2	$29.8	$808.3
Purchases	0.1	—	20.5	13.7	5.7	—	—	40.0
Sales	(14.9)	(0.6)	(8.5)	(11.5)	(1.2)	(0.2)	(0.1)	(37.0)
Transfers into Level 3(1)	—	—	18.8	—	—	—	—	18.8
Transfers out of Level 3(2)	—	(4.7)	(10.4)	(16.3)	(0.2)	—	—	(31.6)
Realized gains (losses) included in earnings	(0.2)	—	(0.2)	(1.0)	—	—	0.1	(1.3)
Unrealized gains (losses) included in OCI	(2.1)	(0.5)	4.3	1.0	(0.2)	(3.5)	0.3	(0.7)
Amortization/accretion	0.8	0.1	0.1	—	—	—	—	1.0
Balance, end of period	$237.5	$48.0	$293.7	$63.9	$77.8	$46.5	$30.1	$797.5

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2011 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2011 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Six Months Ended June 30, 2011
($ in millions)			Corp &	Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Other	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$251.6	$50.6	$268.4	$67.9	$56.3	$46.3	$38.2	$779.3
Purchases	0.2	4.4	31.1	36.8	20.7	3.9	—	97.1
Sales	(24.4)	(1.3)	(24.4)	(15.3)	(1.8)	(0.3)	(8.5)	(76.0)
Transfers into Level 3(1)	—	—	21.6	—	—	0.9	—	22.5
Transfers out of Level 3(2)	—	(4.6)	(10.4)	(24.6)	(0.2)	—	—	(39.8)
Realized gains (losses) included in earnings	(0.6)	—	(0.6)	(1.5)	—	—	(1.4)	(4.1)
Unrealized gains (losses) included in OCI	9.7	(1.3)	7.8	0.6	2.8	(4.3)	1.8	17.1
Amortization/accretion	1.0	0.2	0.2	—	—	—	—	1.4
Balance, end of period	$237.5	$48.0	$293.7	$63.9	$77.8	$46.5	$30.1	$797.5

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2011 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2011 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$114.5	$27.4	$122.5	$27.4
Net purchases/(sales)	13.7	10.9	28.3	24.1
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1.9)	—	(3.5)	—
Realized (gains) losses	18.7	5.1	(3.0)	(7.5)
Unrealized (gains) losses included in other comprehensive loss	—	—	—	—
Deposits less benefits	—	—	—	—
Change in fair value(1)	10.4	—	11.1	(0.6)
Amortization/accretion	—	—	—	—
Balance, end of period	$155.4	$43.4	$155.4	$43.4

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the consolidated statements of comprehensive income.

10.

Fair Value of Financial Instruments (continued)

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

The following table presents quantitative information about unobservable inputs used in the fair value measurement of internally priced assets.

Level 3 Assets:	As of June 30, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

CDO/CLO	$198.8	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Fair value option	$20.6	Discounted cash flow	Default rate	0.6% - 0.8% (CDOs)
investments			Recovery rate	45% (Investment grade bonds)

	8.1	Benchmark to index	Barclays US high yield other finance return	100%

Other asset-backed	$2.5	Discounted cash flow	Discount margin based on forward 1mo LIBOR curve	.3% - 1.8%

	7.4	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	65% (Loans)
			Reinvestment spread	3mo LIBOR + 400bps (CLOs)

Total Level 3 assets(1)	$237.4

———————

(1)

Excludes $425.4 million of Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB liabilities are volatility surface, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the volatility surface would increase the fair value of the liability while a decrease in the swap curve or CSA would result in a decrease the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. Significant unobservable inputs used in the fair value measurement of the GPAF liability are interest and mortality rates. Increases in either of these inputs would result in a decrease of the GPAF fair value liability. The fair value of fixed indexed annuity embedded derivative related to index credits is calculated using the swap curve, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

10.

Fair Value of Financial Instruments (continued)

The following table presents quantitative information about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of June 30, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (GMAB / GMWB)	$38.9	Risk neutral stochastic valuation methodology	Volatility surface	12.26% - 48.88%
			Swap curve	0.17% - 2.61%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	5.03%

Embedded derivatives (GPAF)	$1.3	Real world single scenario cash flow projection	Interest rate	3.46%
			Mortality rate	70% 1994 MGDB

Embedded derivatives	$115.2	Budget method	Swap curve	0.17% - 2.61%
(Index credits)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	5.03%

Total Level 3 liabilities	$155.4

Fair value of financial instruments

The Company is required by GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	As of June 30, 2012		As of December 31, 2011
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities:
Investment contracts	$2,767.1	$2,776.8	$2,429.4	$2,440.7
Indebtedness	426.9	344.9	426.9	322.0

Fair value of investment contracts

We determine the fair value of guaranteed interest contracts by using a discount rate based upon the appropriate U.S. Treasury rate to calculate the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate based upon the appropriate U.S. Treasury rate to calculate the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

The fair value of these investment contracts are categorized as Level 3.

10.

Fair Value of Financial Instruments (continued)

Indebtedness

Fair value of our senior unsecured bonds is based upon quoted market prices. The fair value of surplus notes is determined by professional judgment and readily available market data. Senior unsecured bonds are classified as Level 1 and surplus notes are classified as Level 3 within the fair value hierarchy.

11.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three and six months ended June 30, 2012 has been computed based on the first six months of 2012 as a discrete period. Similarly, the current tax expense of $4.6 million and $13.5 million for the three and six months ended June 30, 2012, respectively, is determined based upon the first six months of 2012 as a discrete period. The current tax provision represents the estimated tax liability under the alternative minimum tax (“AMT”) system. Despite our net operating loss carryforwards, certain provisions of the Internal Revenue Code place limits on the ability to fully offset current period taxable income under the AMT system.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $91.7 million as of June 30, 2012. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended June 30, 2012, we recognized a net increase in the valuation allowance of $5.4 million. For the six months ended June 30, 2012, excluding  the increase in the valuation allowance related to the adoption of a new accounting standard of $58.8 million (see Note 2 to these financial statements), we recognized a net increase in the valuation allowance of $31.2 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net increase to the valuation allowance for the three months ended June 30, 2012 corresponds to an increase of $8.4 million in income statement related deferred tax balances and a decrease of $3.0 million in OCI related deferred tax balances. The net increase to the valuation allowance for the six months ended June 30, 2012 corresponds to an increase of $17.6 million in income statement related deferred tax balances and an increase of $13.6 million in OCI related deferred tax balances.

We believe it is reasonably possible that the Company will begin to record positive three-year cumulative income during the second half of 2012, which would represent positive evidence of our ability to realize deferred tax assets that are presently offset by a valuation allowance. During the second quarter, the Company generated taxable income sufficient to fully utilize its life group related net operating loss carryforwards; however, significant net operating losses attributable to the non-life group remain. The Company will continue to assess this accumulating positive evidence, which may result in a reduction of the existing valuation allowance and a corresponding benefit to the income tax provision reflected in continuing operations during the second half of 2012.

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

12.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Three Months Ended June 30,
($ in millions)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains on investments	$128.1	$24.3	$99.7	$11.2
Adjustments for net realized investment gains (losses) on available-for-sale securities included in net income	1.5	1.0	(1.4)	(0.4)
Net unrealized investment gains	129.6	25.3	98.3	10.8
Pension liability adjustment	(21.2)	(13.8)	3.0	2.0
Other assets	—	—	0.1	—
Net unrealized gains (losses) on derivative instruments	0.6	0.4	(0.4)	(0.3)
Other comprehensive income	109.0	$11.9	101.0	$12.5
Applicable policyholder dividend obligation	64.5		64.0
Applicable deferred policy acquisition cost amortization	25.8		19.2
Applicable future policyholder benefits	4.5		—
Applicable deferred income tax expense	2.3		5.3
Offsets to other comprehensive income	97.1		88.5
Other comprehensive income	$11.9		$12.5

Sources of Other Comprehensive Income:	Six Months Ended June 30,
($ in millions)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains on investments	$203.2	$13.9	$143.6	$6.2
Adjustments for net realized investment gains on available-for-sale securities included in net income	6.5	8.3	2.3	2.8
Net unrealized investment gains	209.7	22.2	145.9	9.0
Pension liability adjustment	(19.1)	(12.5)	4.1	2.7
Other assets	—	—	1.7	1.0
Net unrealized gains (losses) on derivative instruments	0.3	0.2	(1.2)	(0.8)
Other comprehensive income	190.9	$9.9	150.5	$11.9
Applicable policyholder dividend obligation	93.5		78.7
Applicable deferred policy acquisition cost amortization	42.4		30.7
Applicable future policyholder benefits	18.3		—
Applicable deferred income tax expense	26.8		29.2
Offsets to other comprehensive income	181.0		138.6
Other comprehensive income	$9.9		$11.9

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postretirement benefits that include retirement benefits, primarily through a savings plan, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	8.7	8.9	17.3	17.9
Expected return on plan assets	(8.7)	(9.1)	(17.3)	(18.2)
Net loss amortization	2.6	1.6	5.2	3.3
Pension benefit cost	$2.8	$1.6	$5.6	$3.5

13.

Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.6	0.7	1.2	1.3
Prior service cost amortization	(0.3)	(0.5)	(0.7)	(1.0)
Other postretirement benefit cost	$0.4	$0.3	$0.7	$0.5

For the three months ended June 30, 2012, other comprehensive loss includes unrealized gains of $13.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the six months ended June 30, 2012, other comprehensive loss includes unrealized gains of $12.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen.

During the three months ended June 30, 2012, we made contributions of $3.6 million to the pension plan. During the six months ended June 30, 2012, we made contributions of $7.0 million to the pension plan. We expect to make additional contributions of approximately $9.4 million by December 31, 2012. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. We are evaluating its impact.

Savings plans

During the three months ended June 30, 2012 and 2011, we incurred costs of $1.1 million and $1.5 million, respectively, for contributions to our savings plans. During the six months ended June 30, 2012 and 2011, we incurred costs of $2.4 million and $2.7 million, respectively, for contributions to our savings plans.

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

14.

Share-Based Payment

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Compensation cost charged to income from continuing operations	$0.5	$0.9	$2.0	$2.1
Income tax expense (benefit) before valuation allowance	$(0.2)	$(0.3)	$(0.7)	$(0.1)

We did not capitalize any of the cost of stock-based compensation during the three and six month periods ended June 30, 2012 and 2011. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

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

14.

Share-Based Payment (continued)

As of June 30, 2012, 1,921,337 of outstanding stock options were exercisable, with a weighted-average exercise price of $9.93 per share. There were no options granted during the three and six months ended June 30, 2012.

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

During the six months ended June 30, 2012, 144,978 director RSUs were awarded. As of June 30, 2012, there were 2,576,756 time-vested RSUs outstanding with a weighted-average grant price of $2.79 and 340,476 performance-vested RSUs outstanding with a weighted-average grant price of $2.75.

Liability awards

During the six months ended June 30, 2012 and 2011, the Company issued awards that are intended to be settled in cash. As a result, these awards are remeasured at the end of each reporting period until settlement. As of June 30, 2012, $2.4 million was accrued for these awards.

15.

Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Six Months Ended
Earnings per Share:	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Weighted-average common shares outstanding	116,232	116,325	116,272	116,265
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,544	1,520	1,510	1,519
Stock options	—	5	—	5
Potential common shares	1,544	1,525	1,510	1,524
Less: Potential common shares excluded from calculation due to operating losses	1,544	—	1,510	—
Dilutive potential common shares	—	1,525	—	1,524
Weighted-average common shares outstanding, including dilutive potential common shares	116,232	117,850	116,272	117,789

As a result of the net loss from continuing operations for the three and six months ended June 30, 2012, the Company is required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

16.

Segment Information

In managing our business, we analyze segment performance on the basis of operating income. Operating income, as well as components of and financial measures derived from operating income, are non-GAAP financial measures.

Management believes that these measures provide additional insight into the underlying trends in our operations and are the internal performance measures we use in the management of our operations, including our compensation plans and planning processes. However, our non-GAAP financial measures should not be considered as substitutes for net income or measures that are derived from or incorporate net income and may be different from similarly titled measures of other companies. Investors should evaluate both GAAP and non-GAAP financial measures when reviewing our performance.

16.

Segment Information (continued)

Operating income is calculated by excluding realized investment gains (losses) as their amount and timing may be subject to management’s investment decisions. Changes in net income related to fixed indexed annuity options purchased to fund annual index credits are included within the adjustment for realized investment gains (losses) as they fluctuate from quarter to quarter based upon the changes in fair value. Also excluded from net income are changes related to fixed index annuity embedded derivatives as they vary from quarter to quarter based upon the assumptions used to discount those liabilities. Operating income is also adjusted to include amortization of option premium and proceeds received upon options expiring specific to fixed indexed annuities.

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

Segment Information	Three Months Ended		Six Months Ended
on Revenues:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Life and Annuity(1)	$449.2	$476.2	$888.1	$924.3
Saybrus Partners	5.0	4.2	10.2	8.0
Less: intercompany revenues(2)	2.7	2.2	5.8	4.1
Total revenues	$451.5	$478.2	$892.5	$928.2

———————

(1)

Includes intercompany interest revenue of $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

(2)

All intercompany balances are eliminated in consolidating the financial statements.

Results of Operations by Segment as Reconciled to	Three Months Ended		Six Months Ended
to Consolidated Net Income:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Life and Annuity operating income	$8.0	$24.5	$28.4	$47.4
Saybrus Partners operating income (loss)	(0.1)	(0.4)	0.4	(1.5)
Less: Applicable income tax expense	4.6	7.6	13.5	9.0
Income (loss) from discontinued operations, net of income taxes	(6.3)	(0.7)	(6.8)	(2.2)
Net realized investment gains (losses)	(8.2)	3.1	(23.8)	(13.1)
Fixed indexed annuity derivatives	(4.8)	—	(3.5)	—
Deferred policy acquisition cost and policy dividend obligation impacts, net of taxes	2.8	(3.7)	(2.5)	(2.8)
Net income (loss)	$(13.2)	$15.2	$(21.3)	$18.8

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

The definitive agreement contains a provision requiring us to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement but does not name the Company as a party to the litigation. We intend to defend these matters vigorously based on our indemnity commitment. See Note 18 to these financial statements related to contingencies remaining from the sale.

17.

Discontinued Operations (continued)

Net losses of $0.5 million and $0.7 million were recognized during the three months ended June 30, 2012 and 2011, respectively, primarily related to accrued legal fees attributable to these matters. Net losses of $1.0 million and $2.2 million were recognized during the six months ended June 30, 2012 and 2011, respectively, primarily related to accrued legal fees attributable to these matters.

Phoenix Life and Reassurance Company of New York

Included in the January 4, 2010 agreement with Tiptree was a provision for the purchase of PLARNY pending regulatory approval. On September 24, 2010, approval was obtained from the NYDFS for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

No net income related to PLARNY was recognized during the three and six months ended June 30, 2012 and 2011.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Net losses of $5.8 million were recognized during the three and six months ended June 30, 2012 primarily due to the commutation of certain contracts. There was no net income recognized during the three and six months ended June 30, 2011. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

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

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against PHL Variable, Phoenix Life and The Phoenix Companies, Inc. in the United States District Court for the Central District of California (Case No. CV12-04926). The plaintiffs allege that the Company promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We have meritorious defenses against the lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

18.

Contingent Liabilities (continued)

The definitive agreement to sell PFG contains a provision requiring us to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement but does not name the Company as a party to the litigation. We intend to defend these matters vigorously based on our indemnity commitment.

Carol Curran, et al. v. AGL Life Assurance Co. et al. is a case filed in the state district court in Boulder County, Colorado that falls under the indemnification with Tiptree. The Company is not a party to the lawsuit. On August 8, 2011, the state district court judge certified a class action. The parties are engaged in pre-trial discovery. The outcome of this litigation is uncertain and the amount of potential loss in the event of an adverse outcome cannot be estimated.

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

Unclaimed Property Inquiry

On July 5, 2011, the NYDFS issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We estimate the remaining amount of claim and interest payments to beneficiaries or state(s) to be $2.2 million ($0.3 million after policy dividend obligation and deferred policy acquisition cost offsets). This amount has been recorded in policy liabilities and accruals.

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

Our total policy liabilities and accruals were $34.8 million as of June 30, 2012 and $59.1 million as of December 31, 2011. The decrease to policy liabilities and accruals was primarily related to cash settlements due to the commutation of certain contracts in the second quarter of 2012. Our total amounts recoverable from retrocessionaires related to paid losses were $0.3 million as of June 30, 2012 and $2.5 million as of December 31, 2011.

19.

Other Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2012, the Company had unfunded commitments of $210.0 million under such agreements, of which $68.8 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2012, the Company had open commitments of $85.4 million under such agreements which are expected to be funded by December 31, 2012.

20.

Subsequent Events

On June 28, 2012, the Company issued a press release announcing a 1-for-20 reverse stock split of the Company’s common stock effective August 10, 2012 and an odd lot program that may be conducted following the reverse stock split. The reverse stock split is expected to reduce the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million.

On August 2, 2012, the Company and its subsidiaries, PHL Variable and Phoenix Life were named in a lawsuit brought by Lima LS PLC. The suit alleges that the Company sold policies knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. The suit names certain current and former executive officers in addition to the corporate defendants. The Company intends to defend against these claims vigorously. The outcome of this case and any potential losses are uncertain.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (iv) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (v) the effect of limited access to external sources of liquidity and financing; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the impact of downgrades in our debt or financial strength ratings; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) tax developments may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that the actions and initiatives of the federal and state governments, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xx) regulatory developments or actions may harm our business; (xxi) legal actions could adversely affect our business or reputation; (xxii) potential future material losses from our discontinued reinsurance business; (xxiii) changes in accounting standards; (xxiv) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; (xxv) the expected benefits of the reverse stock split may not be realized or maintained; and (xxvi) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of June 30, 2012 as compared with December 31, 2011; our consolidated results of operations for the three and six months ended June 30, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2011 in our 2011 Annual Report on Form 10-K.

Executive Overview

Business

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We believe our competitive strengths include:

•

competitive and innovative products;

•

underwriting and mortality risk management expertise;

•

ability to develop business partnerships; and

•

value-added support provided to distributors by our wholesalers and operating personnel.

Since 2009, we have focused on selling products and services that are less capital intensive and less sensitive to our ratings. In 2011 and the first six months of 2012, Phoenix product sales were primarily in fixed indexed annuities. Sales of other insurance companies’ policies were expanded through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Saybrus is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”) product lines. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends on Earnings Drivers

•

Fees on life and annuity products and other fee income. Fees on our life and annuity products decreased $13.6 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. Lower fees were primarily a result of a decrease of $9.6 million in cost of insurance charges related to declining life insurance in force and a decrease of $2.6 million in surrender charges consistent with lower policy surrenders. Other fee income decreased $3.8 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011, primarily attributable to a decrease in investment management fees subsequent to the sale of Goodwin Capital Advisers, Inc. in the fourth quarter of 2011.

•

Policy benefits. Policy benefits decreased $11.8 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. The decrease in policy benefit expense on life insurance products was primarily a result of claims within a certain policy year cohort during the second quarter of 2012 which resulted in a release of other insurance benefit reserves. This decrease was partially offset by $12.6 million of higher expenses in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 related to changes in the fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees.

•

Interest margins. Universal life interest margins remained relatively flat during the quarter ended June 30, 2012 compared with June 30, 2011 as a result of lower interest credited with declining funds under management, offset by lower net investment income. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management. Investment income on assets backing surplus was $7.5 million compared with $9.3 million in the quarters ended June 30, 2012 and 2011, respectively. The decrease of $1.8 million related to valuations on partnership investments.

•

Operating expenses. Non-deferred operating expenses increased $0.7 million to $55.8 million for the quarter ended June 30, 2012 from $55.1 million for the quarter ended June 30, 2011. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefits.

•

Deferred policy acquisition cost. Excluding the impact of net realized investment losses, policy acquisition cost amortization increased $4.1 million to $46.8 million from $42.7 million in the quarters ended June 30, 2012 and 2011, respectively. Amortization increased $3.5 million related to fixed indexed annuities as deferred expenses related to new sales continue to amortize and $1.4 million related to variable annuities as a result of lower market performance for the second quarter of 2012 as compared with the prior year period. Partially offsetting these increases was lower amortization related to variable universal life policies as a result of lower mortality margins.

•

Net realized investment gains or losses on investments. Net realized investment losses of $8.2 million were recognized during the quarter ended June 30, 2012 compared with net realized investment gains of $3.1 million during the quarter ended June 30, 2011. Realized investment losses for the quarter ended June 30, 2012 primarily related to a loss of $7.0 million on derivative assets backing our fixed indexed annuity guarantees. In addition, we recognized $5.1 million of impairments on debt and equity securities, partially offset by $3.4 million of net transaction gains. Realized investment gains of $3.1 million for the quarter ended June 30, 2011 primarily consisted of $4.4 million in net transaction gains partially offset by $3.0 million of debt security impairments.

•

Income taxes. The Company recorded income tax expense of $4.6 million to continuing operations for the quarter ended June 30, 2012 compared with $7.6 million as of June 30, 2011. The decrease was driven by lower alternative minimum tax (“AMT”) expense resulting from lower taxable income.

Inclusive of intercompany transactions, Saybrus revenue during the quarter ended June 30, 2012 was $5.0 million, compared with $4.2 million during the quarter ended June 30, 2011. Operating income, which excludes realized investment gains (losses) and certain other items not considered to be related to the operating performance of our segments improved to a loss of $0.1 million for the quarter ended June 30, 2012 from a loss of $0.5 million during the quarter ended June 30, 2011. EBITDA (earnings before interest, taxes, depreciation and amortization), including intercompany revenues, was $0.1 million compared with $0.7 million for the quarter ended June 30, 2012 and 2011, respectively. For further discussion of operating income and reconciliation to GAAP net income, see Note 16 to our consolidated financial statements in this Form 10-Q.

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

During June and August of 2012, the Company and its subsidiaries, PHL Variable and Phoenix Life, were named in two lawsuits brought by Wilmington Savings Fund Society, FSB, and Lima LS PLC, respectively. The suits allege that the Company sold policies knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. The Lima case names certain current and former executive officers in addition to the corporate defendants. The Company intends to defend against these claims vigorously. The outcomes of these cases and any potential losses are uncertain. See Part II – Legal Proceedings for additional information.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$104.3	$109.3	$(5.0)	(5%)
Fee income	137.2	154.6	(17.4)	(11%)
Net investment income	218.2	211.2	7.0	3%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(15.0)	(6.6)	(8.4)	(127%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	9.9	3.6	6.3	175%
Net OTTI losses recognized in earnings	(5.1)	(3.0)	(2.1)	(70%)
Net realized investment gains (losses), excluding OTTI losses	(3.1)	6.1	(9.2)	(151%)
Net realized investment gains (losses)	(8.2)	3.1	(11.3)	NM
Total revenues	451.5	478.2	(26.7)	(6%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	259.0	270.8	(11.8)	(4%)
Policyholder dividends	84.3	73.6	10.7	15%
Policy acquisition cost amortization	41.8	42.8	(1.0)	(2%)
Interest expense on indebtedness	7.9	7.9	—	NM
Other operating expenses	60.8	59.6	1.2	2%
Total benefits and expenses	453.8	454.7	(0.9)	NM
Income from continuing operations before income taxes	(2.3)	23.5	(25.8)	(110%)
Income tax expense	4.6	7.6	(3.0)	(39%)
Income (loss) from continuing operations	(6.9)	15.9	(22.8)	(143%)
Loss from discontinued operations, net of income taxes	(6.3)	(0.7)	(5.6)	NM
Net income (loss)	$(13.2)	$15.2	$(28.4)	(187%)

Summary Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$204.5	$220.3	$(15.8)	(7%)
Fee income	283.7	308.4	(24.7)	(8%)
Net investment income	428.1	412.6	15.5	4%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(26.7)	(14.0)	(12.7)	(91%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	15.4	5.3	10.1	191%
Net OTTI losses recognized in earnings	(11.3)	(8.7)	(2.6)	(30%)
Net realized investment losses, excluding OTTI losses	(12.5)	(4.4)	(8.1)	(184%)
Net realized investment losses	(23.8)	(13.1)	(10.7)	(82%)
Total revenues	892.5	928.2	(35.7)	(4%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	513.1	531.2	(18.1)	(3%)
Policyholder dividends	149.3	137.2	12.1	9%
Policy acquisition cost amortization	92.0	94.1	(2.1)	(2%)
Interest expense on indebtedness	15.9	15.9	0.1	1%
Other operating expenses	123.2	119.8	3.3	3%
Total benefits and expenses	893.5	898.2	(4.7)	(1%)
Income from continuing operations before income taxes	(1.0)	30.0	(31.0)	(103%)
Income tax expense	13.5	9.0	4.5	50%
Income (loss) from continuing operations	(14.5)	21.0	(35.5)	(169%)
Loss from discontinued operations, net of income taxes	(6.8)	(2.2)	(4.6)	(209%)
Net income (loss)	$(21.3)	$18.8	$(40.1)	(213%)

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Our loss from continuing operations for the three months ended June 30, 2012 was $6.9 million, or ($0.06) per share, compared with income from continuing operations of $15.9 million, or $0.14 per share for the three months ended June 30, 2011. The decrease reflects declines in fee income and net realized investment gains in addition to an increase in operating expenses. These declines in results were partially offset by higher net investment income and lower income tax expense.

Fees on our life and annuity products decreased $13.6 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. Lower fees were primarily a result of a decrease of $9.6 million in cost of insurance charges related to declining life insurance in force and a decrease of $2.6 million in surrender charges consistent with lower policy surrenders. Other fee income decreased $3.8 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011, primarily attributable to a decrease in investment management fees subsequent to the sale of Goodwin Capital Advisers, Inc. in the fourth quarter of 2011.

Net realized investment losses of $8.2 million were recognized during the quarter ended June 30, 2012 compared with net gains of $3.1 million during the quarter ended June 30, 2011. Realized investment losses for the quarter ended June 30, 2012 primarily related to a net loss of $6.0 million on derivative assets and embedded derivative liabilities. This was primarily attributable to a loss of $7.0 million on our embedded derivatives associated with our fixed indexed annuity guarantees, partially offset by a gain of $1.1 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. Also offsetting derivative losses was a $0.6 million gain associated with embedded derivatives related to variable annuity guarantees, which included a $5.9 million gain associated with the non-performance risk factor for the quarter ended June 30, 2012. In addition, we recognized $5.1 million of impairments on debt and equity securities, partially offset by $3.4 million of net transaction gains. Realized investment gains of $3.1 million for the quarter ended June 30, 2011 primarily consisted of $4.4 million in net transaction gains partially offset by $3.0 million of debt security impairments.

Other operating expenses increased $1.2 million to $60.8 million for the quarter ended June 30, 2012, compared with $59.6 million for the quarter ended June 30, 2011. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefits.

The Company recorded income tax expense of $4.6 million to continuing operations for the quarter ended June 30, 2012 compared with $7.6 million as of June 30, 2011. The decrease was driven by lower AMT expense resulting from lower taxable income.

A net loss from discontinued operations of $6.3 million was recognized for the quarter ended June 30, 2012, primarily due to the commutation of certain contracts. See Note 17 to our consolidated financial statements in this Form 10-Q for more information on discontinued operations.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Our loss from continuing operations for the six months ended June 30, 2012 was $14.5 million, or ($0.12) per share, compared with income of $21.0 million, or $0.18 per share for the six months ended June 30, 2011. The decrease reflects lower fee income and higher expenses. These declines were partially offset by higher net investment income.

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

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of June 30, 2012, our debt securities, with a fair value of $12,335.3 million, represented 78.9% of total investments.

Debt Securities Ratings by Percentage:
($ in millions)		As of June 30, 2012
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$7,035.8	57.0%	$6,492.6	56.0%
2	BBB	4,260.7	34.6%	3,960.0	34.2%
	Total investment grade	11,296.5	91.6%	10,452.6	90.2%
3	BB	629.2	5.1%	682.4	5.9%
4	B	215.6	1.7%	236.4	2.0%
5	CCC and lower	134.0	1.1%	156.7	1.4%
6	In or near default	60.0	0.5%	60.8	0.5%
	Total debt securities	$12,335.3	100.0%	$11,588.9	100.0%

Debt Securities by Type:	As of June 30, 2012
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$956.3	$877.5	$84.6	$(5.8)	$78.8
State and political subdivision	322.2	292.4	32.6	(2.8)	29.8
Foreign government	207.1	180.4	27.0	(0.3)	26.7
Corporate	7,083.1	6,527.4	683.9	(128.2)	555.7
CMBS	1,032.9	982.5	64.1	(13.7)	50.4
RMBS	2,016.1	1,986.5	90.7	(61.1)	29.6
CDO/CLO	234.5	272.3	5.4	(43.2)	(37.8)
Other asset-backed	483.1	469.9	20.8	(7.6)	13.2
Total debt securities	$12,335.3	$11,588.9	$1,009.1	$(262.7)	$746.4
Debt securities outside closed block:
Unrealized gains	$5,047.3	$4,662.5	$384.8	$—	$384.8
Unrealized losses	908.9	1,084.8	—	(175.9)	(175.9)
Total outside the closed block	5,956.2	5,747.3	384.8	(175.9)	208.9
Debt securities in closed block:
Unrealized gains	5,728.1	5,103.8	624.3	—	624.3
Unrealized losses	651.0	737.8	—	(86.8)	(86.8)
Total in the closed block	6,379.1	5,841.6	624.3	(86.8)	537.5
Total debt securities	$12,335.3	$11,588.9	$1,009.1	$(262.7)	$746.4

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2012 in our debt securities portfolio were banking (6.0%), electric utilities (5.6%), oil (3.7%), insurance (3.5%) and diversified financial services (3.1%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of June 30, 2012
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities

Spain	$—	$11.7	$48.0	$59.7	0.5%
Ireland	—	5.3	42.3	47.6	0.4%
Italy	—	—	17.4	17.4	0.1%
Portugal	—	—	13.9	13.9	0.1%
Greece	—	—	—	—	—
Total	—	17.0	121.6	138.6	1.1%

All other Eurozone(1)	—	56.6	194.7	251.3	2.0%
Total	$—	$73.6	$316.3	$389.9	3.1%

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

Most of our RMBS portfolio is highly rated. At June 30, 2012, 95.9% of the total residential portfolio was rated investment grade. We hold $426.0 million of RMBS investments backed by prime rated mortgages, $299.8 million backed by Alt-A mortgages and $142.6 million backed by sub-prime mortgages, which combined amount to 5.5% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 73.9% rated NAIC-1 and 16.7% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the six months ended June 30, 2012 totaled $7.4 million. These impairments consist of $1.3 million from prime, $5.0 million from Alt-A and $1.1 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of June 30, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% General	AA/				CCC and	Near	% Closed
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,067.1	$1,147.7	7.2%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	45.2%
Prime	428.0	426.0	2.7%	84.6%	10.4%	4.6%	0.0%	0.2%	0.2%	41.3%
Alt-A	327.7	299.8	1.9%	55.6%	31.8%	6.5%	2.6%	3.3%	0.2%	28.9%
Sub-prime	163.7	142.6	0.9%	80.3%	4.0%	9.5%	4.1%	1.8%	0.3%	10.8%
Total	$1,986.5	$2,016.1	12.7%	88.7%	7.2%	2.6%	0.7%	0.7%	0.1%	39.5%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in millions)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$359.6	$360.4	2.3%	0.0%	2.4%	14.8%	17.0%	32.1%	33.7%
NAIC-2	BBB	44.6	44.2	0.3%	0.0%	0.0%	3.5%	77.6%	18.9%	0.0%
NAIC-3	BB	20.6	19.5	0.1%	0.0%	0.0%	70.8%	12.5%	13.1%	3.6%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.4	1.1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	1.8	0.8	0.0%	0.0%	0.0%	0.0%	37.8%	0.0%	62.2%
Total		$428.0	$426.0	2.7%	0.0%	2.0%	16.1%	23.1%	29.7%	29.1%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$185.6	$166.6	1.1%	4.9%	2.5%	23.5%	22.5%	33.8%	12.8%
NAIC-2	BBB	98.9	95.3	0.6%	0.0%	0.0%	0.0%	22.1%	58.6%	19.3%
NAIC-3	BB	21.5	19.6	0.1%	0.0%	0.0%	0.0%	0.0%	56.1%	43.9%
NAIC-4	B	8.5	7.9	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	12.7	9.9	0.1%	0.0%	0.0%	53.9%	0.0%	46.1%	0.0%
NAIC-6	In or near default	0.5	0.5	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total		$327.7	$299.8	1.9%	2.7%	1.4%	15.0%	22.2%	42.6%	16.1%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$123.0	$114.4	0.7%	0.0%	6.1%	7.8%	42.7%	26.0%	17.4%
NAIC-2	BBB	5.7	5.7	0.0%	0.0%	79.8%	0.0%	20.2%	0.0%	0.0%
NAIC-3	BB	21.6	13.6	0.1%	0.0%	52.2%	16.6%	19.3%	0.0%	11.9%
NAIC-4	B	8.8	5.9	0.1%	0.0%	0.0%	37.6%	41.8%	0.0%	20.6%
NAIC-5	CCC and below	3.0	2.5	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1.6	0.5	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$163.7	$142.6	0.9%	0.0%	13.0%	9.4%	40.4%	20.9%	16.3%

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and	% Closed
Rating	Designation	Cost	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$938.6	$999.9	6.3%	25.4%	5.5%	14.2%	9.2%	45.7%	49.3%
NAIC-2	BBB	16.6	14.0	0.1%	0.0%	0.0%	22.2%	77.8%	0.0%	27.4%
NAIC-3	BB	22.4	20.3	0.1%	0.0%	39.6%	16.1%	44.3%	0.0%	21.8%
NAIC-4	B	8.2	7.9	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	50.0%
NAIC-5	CCC and below	29.1	13.9	0.1%	0.0%	0.0%	26.2%	0.0%	73.8%	63.3%
NAIC-6	In or near default	7.9	4.3	0.0%	0.0%	71.3%	0.0%	0.0%	28.7%	28.6%
Total		$1,022.8	$1,060.3	6.7%	24.0%	6.2%	14.4%	11.2%	44.2%	48.6%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $40.3 million and $27.4 million, respectively.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Total other-than-temporary debt impairment losses	$(13.5)	$(6.6)	$(25.2)	$(14.0)
Portion of loss recognized in OCI	9.9	3.6	15.4	5.3
Net debt impairment losses recognized in earnings	$(3.6)	$(3.0)	$(9.8)	$(8.7)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(0.2)	(0.6)	(4.6)
CMBS	(1.0)	—	(1.2)	—
RMBS	(2.3)	(2.7)	(7.4)	(4.0)
CDO/CLO	(0.1)	—	(0.1)	—
Other asset-backed	(0.2)	(0.1)	(0.5)	(0.1)
Net debt security impairments	(3.6)	(3.0)	(9.8)	(8.7)
Equity security impairments	(1.5)	—	(1.5)	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(5.1)	(3.0)	(11.3)	(8.7)
Debt security transaction gains(1)	5.8	5.5	8.0	9.4
Debt security transaction losses(1)	(2.4)	(1.2)	(3.4)	(3.1)
Equity security transaction gains	—	0.1	—	0.1
Equity security transaction losses	—	—	—	—
Limited partnerships and other investment transaction gains	0.6	—	1.4	—
Limited partnerships and other investment transaction losses	—	—	—	(1.6)
Net transaction gains	4.0	4.4	6.0	4.8
Derivative instruments	13.1	5.0	(23.0)	(15.1)
Embedded derivatives(2)	(19.1)	(4.7)	3.7	4.9
Fair value option investments	(1.1)	1.4	0.8	1.0
Net realized investment gains (losses), excluding impairment losses	(3.1)	6.1	(12.5)	(4.4)
Net realized investment gains (losses), including impairment losses	$(8.2)	$3.1	$(23.8)	$(13.1)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $296.0 million and $396.1 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale debt securities were $402.3 million and $693.1 million for the six months ended June 30, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 8 to our consolidated financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first half of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $3.6 million for the second quarter of 2012 and $3.0 million for the second quarter of 2011 and $9.8 million for the first half of 2012 and $8.7 million for the first half of 2011. There were equity security OTTIs of $1.5 million for the three and six months ended June 30, 2012 and no equity security OTTIs for the first quarter of 2011 or for the first half of 2011. There were no limited partnership and other investment OTTIs for the first quarter of 2012 and 2011 or for the first half of 2012 or 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $9.9 million for the second quarter of 2012, $3.6 million for the second quarter of 2011, $15.4 million for the first half of 2012 and $5.3 million for the first half of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

Balance, beginning of period	$(79.1)	$(62.6)	$(73.8)	$(60.4)
Add: Credit losses on securities not previously impaired(1)	(1.5)	(1.8)	(3.6)	(5.9)
Add: Credit losses on securities previously impaired(1)	(3.3)	(1.1)	(6.5)	(2.3)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	0.2	—	0.2	3.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(83.7)	$(65.5)	$(83.7)	$(65.5)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of June 30, 2012. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Gross and Net	As of June 30, 2012
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,955	799	2,783	625	1,172	174
Unrealized gains (losses)	$1,009.1	$(262.7)	$384.8	$(175.9)	$624.3	$(86.8)
Applicable policyholder dividend obligation (reduction)	624.3	(86.8)	—	—	624.3	(86.8)
Applicable deferred policy acquisition costs (benefit)	208.7	(84.0)	208.7	(84.0)	—	—
Applicable deferred income taxes (benefit)	61.7	(32.2)	61.7	(32.2)	—	—
Offsets to net unrealized gains (losses)	894.7	(203.0)	270.4	(116.2)	624.3	(86.8)
Unrealized gains (losses) after offsets	$114.4	$(59.7)	$114.4	$(59.7)	$—	$—
Net unrealized gains after offsets	$54.7		$54.7		$—

Equity securities
Number of positions	57	17	34	9	23	8
Unrealized gains (losses)	$13.4	$(5.7)	$8.4	$(2.7)	$5.0	$(3.0)
Applicable policyholder dividend obligation (reduction)	5.0	(3.0)	—	—	5.0	(3.0)
Applicable deferred income taxes (benefit)	2.9	(0.9)	2.9	(0.9)	—	—
Offsets to net unrealized gains (losses)	7.9	(3.9)	2.9	(0.9)	5.0	(3.0)
Unrealized gains (losses) after offsets	$5.5	$(1.8)	$5.5	$(1.8)	$—	$—
Net unrealized gains after offsets	$3.7		$3.7		$—

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in millions)	2012(1)	2011(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.7)	(5.7)
CMBS	(18.8)	(28.0)
RMBS	(99.4)	(89.6)
CDO/CLO	(24.2)	(24.2)
Other asset-backed	(1.2)	(1.2)
Total fixed maturity non-credit OTTI losses in AOCI	$(149.3)	$(148.7)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of June 30, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$908.9	$150.5	$82.8	$675.6
Total amortized cost	1,084.8	154.9	88.5	841.4
Unrealized losses	$(175.9)	$(4.4)	$(5.7)	$(165.8)
Unrealized losses after offsets(1)	$(59.7)	$(1.9)	$(2.2)	$(55.6)
Number of securities	625	90	71	464

Investment grade:
Unrealized losses	$(64.4)	$(2.4)	$(3.3)	$(58.7)
Unrealized losses after offsets(1)	$(24.0)	$(1.0)	$(1.3)	$(21.7)

Below investment grade:
Unrealized losses	$(111.5)	$(2.0)	$(2.4)	$(107.1)
Unrealized losses after offsets(1)	$(35.7)	$(0.9)	$(0.9)	$(33.9)

Equity securities outside closed block
Unrealized losses	$(2.7)	$—	$(2.3)	$(0.4)
Unrealized losses after offsets(1)	$(1.5)	$—	$(1.3)	$(0.2)
Number of securities	9	—	5	4

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, a shadow loss adjustment to future policy benefits or deferred policy acquisition costs amortized using gross profits or gross margins would result.

For debt securities outside of the closed block with gross unrealized losses, 40.2% of the unrealized losses after offsets pertain to investment grade securities and 59.8% of the unrealized losses after offsets pertain to below-investment-grade securities at June 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(126.5)	$(18.1)	$(14.5)	$(93.9)
Unrealized losses over 20% of cost after offsets(1)	$(41.7)	$(7.9)	$(5.9)	$(27.9)
Number of securities	158	28	40	90

Investment grade:
Unrealized losses over 20% of cost	$(32.9)	$(16.1)	$(3.2)	$(13.6)
Unrealized losses over 20% of cost after offsets(1)	$(12.7)	$(7.0)	$(1.5)	$(4.2)

Below investment grade:
Unrealized losses over 20% of cost	$(93.6)	$(2.0)	$(11.3)	$(80.3)
Unrealized losses over 20% of cost after offsets(1)	$(29.0)	$(0.9)	$(4.4)	$(23.7)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(2.6)	$—	$(2.2)	$(0.4)
Unrealized losses over 20% of cost after offsets(1)	$(1.4)	$—	$(1.2)	$(0.2)
Number of securities	5	—	2	3

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, a shadow loss adjustment to future policy benefits or deferred policy acquisition costs amortized using gross profits or gross margins would result.

Duration of Gross Unrealized Losses on	As of June 30, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$651.0	$101.9	$56.4	$492.7
Total amortized cost	737.8	106.0	60.3	571.5
Unrealized losses	$(86.8)	$(4.1)	$(3.9)	$(78.8)
Unrealized losses after offsets(1)	$—	$—	$—	$—
Number of securities	174	28	16	130

Investment grade:
Unrealized losses	$(44.5)	$(1.6)	$(1.6)	$(41.3)
Unrealized losses after offsets(1)	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(42.3)	$(2.5)	$(2.3)	$(37.5)
Unrealized losses after offsets(1)	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(3.0)	$—	$(2.6)	$(0.4)
Unrealized losses after offsets(1)	$—	$—	$—	$—
Number of securities	8	1	4	3

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, a shadow loss adjustment to future policy benefits or deferred policy acquisition costs amortized using gross profits or gross margins would result.

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at June 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(47.3)	$(10.9)	$(18.5)	$(17.9)
Unrealized losses over 20% of cost after offsets(1)	$—	$—	$—	$—
Number of securities	38	10	11	17

Investment grade:
Unrealized losses over 20% of cost	$(20.1)	$(10.1)	$(9.5)	$(0.5)
Unrealized losses over 20% of cost after offsets(1)	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(27.2)	$(0.8)	$(9.0)	$(17.4)
Unrealized losses over 20% of cost after offsets(1)	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(2.7)	$—	$(2.3)	$(0.4)
Unrealized losses over 20% of cost after offsets(1)	$—	$—	$—	$—
Number of securities	6	1	3	2

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, a shadow loss adjustment to future policy benefits or deferred policy acquisition costs amortized using gross profits or gross margins would result.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2012	2011	2012 vs. 2011
Continuing operations
Cash used for operating activities	$(69.2)	$(65.8)	$(3.4)	(5%)
Cash used for investing activities	(204.4)	(279.2)	74.8	27%
Cash provided by financing activities	326.2	353.6	(27.4)	(8%)
	$52.6	$8.6	$44.0	NM

Discontinued operations
Cash provided by (used for) operating activities	$(2.0)	$4.9	$(6.9)	(141%)
Cash provided by (used for) investing activities	4.0	(0.3)	4.3	NM
	$2.0	$4.6	$(2.6)	(57%)

———————

Not meaningful (NM)

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Continuing Operations

Cash flows used for operating activities increased by $3.4 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Cash flows used for investing activities decreased $74.8 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The primary driver of this fluctuation was a decrease in purchases of available-for-sale debt securities.

Cash flows provided by financing activities decreased $27.4 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. This decline was primarily a result of lower withdrawals, partially offset by decrease in policyholder deposits. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows provided by operations related to discontinued operations decreased as a result of the decrease in assets and liabilities as a result of the commutation of certain contracts during the second quarter of 2012. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on discontinued operations.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (“NYDFS”) (formerly known as the State of New York Insurance Department) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $71.8 million in 2012. During the three and six months ended June 30, 2012, Phoenix Life paid $15.0 million and $24.0 million in dividends, respectively. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in the future. As of June 30, 2012, we had $964.2 million of statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 200% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the six months ended June 30, 2012 and 2011 was $9.6 million and $9.6 million, respectively. As of June 30, 2012, future minimum annual principal payments on senior unsecured bonds are $252.8 million in 2032.

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

Aggregate life surrenders in 2011 were 6.6% of related reserves, but improved in the six months ended June 30, 2012, dropping to 5.9%. Cash, treasuries and agency mortgage-backed securities accounted for 9.3% of fixed income investments as of June 30, 2012, as compared with 8.7% at year end 2011. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

The financial strength and debt ratings as of August 6, 2012 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2012	2011	2012 vs. 2011
ASSETS
Available-for-sale debt securities, at fair value	$12,335.3	$11,890.0	$445.3	4%
Available-for-sale equity securities, at fair value	42.1	35.7	6.4	18%
Limited partnerships and other investments	618.5	601.3	17.2	3%
Policy loans, at unpaid principal balances	2,362.4	2,379.3	(16.9)	(1%)
Derivative instruments	186.6	174.8	11.8	7%
Fair value option investments	87.0	86.6	0.4	NM
Total investments	15,631.9	15,167.7	464.2	3%
Cash and cash equivalents	248.9	194.3	54.6	28%
Accrued investment income	186.6	175.6	11.0	6%
Receivables	422.5	415.1	7.4	2%
Deferred policy acquisition costs	1,076.0	1,162.8	(86.8)	(7%)
Deferred income taxes	91.7	118.2	(26.5)	(22%)
Other assets	156.8	164.6	(7.8)	(5%)
Discontinued operations assets	43.6	69.2	(25.6)	(37%)
Separate account assets	3,336.8	3,817.6	(480.8)	(13%)
Total assets	$21,194.8	$21,285.1	$(90.3)	NM

LIABILITIES
Policy liabilities and accruals	$13,040.1	$12,981.1	$59.0	NM
Policyholder deposit funds	2,767.1	2,429.4	337.7	14%
Indebtedness	426.9	426.9	—	NM
Other liabilities	642.7	613.8	28.9	5%
Discontinued operations liabilities	34.6	58.3	(23.7)	(41%)
Separate account liabilities	3,336.8	3,817.6	(480.8)	(13%)
Total liabilities	20,248.2	20,327.1	(78.9)	NM

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,632.3	2,631.8	0.5	NM
Accumulated other comprehensive loss	(124.9)	(134.8)	9.9	7%
Accumulated deficit	(1,380.8)	(1,359.5)	(21.3)	(2%)
Treasury stock	(180.0)	(179.5)	(0.5)	NM
Total stockholders’ equity	946.6	958.0	(11.4)	(1%)
Total liabilities and stockholders’ equity	$21,194.8	$21,285.1	$(90.3)	NM

———————

Not meaningful (NM)

June 30, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by continued sales of fixed indexed annuities. In addition, limited partnerships and other investments increased primarily as a result of private equity valuations. Partially offsetting these increases was a decline in policy loans outstanding.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the six months ended June 30, 2012. The deferred policy acquisition cost balance associated with the fixed annuities increased related to the deferral of commissions on sales of our fixed indexed annuities, partially offset by amortization of previously deferred expenses. The table below presents deferred policy acquisition cost by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30,	Dec 31,	percentage change
($ in millions)	2012	2011	2012 vs. 2011

Variable universal life	$149.5	$158.0	$(8.5)	(5%)
Universal life	245.1	333.3	(88.2)	(26%)
Variable annuities	127.0	135.9	(8.9)	(7%)
Fixed annuities	154.6	131.3	23.3	18%
Traditional life	399.8	404.3	(4.5)	(1%)
Total deferred policy acquisition costs	$1,076.0	$1,162.8	$(86.8)	(7%)

Discontinued assets and liabilities declined as a result of the commutation of certain contracts during the second quarter of 2012.

Separate accounts decreased as a result of the transfer of pension assets from a Phoenix separate account to the direct control of the plan’s trustee. Variable annuity surrenders and lower market performance also contributed to the decline.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the six months ended June 30, 2012 primarily as a result of continued sales growth of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the quarter. The net loss was partially offset by a decrease in accumulated other comprehensive loss related to appreciation of investments offset by an increase in the projected benefit obligation on the employee benefit plan.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Deposits	$196.4	$191.3	$423.7	$396.6
Performance and interest credited	(72.0)	50.5	190.3	211.9
Fees	(14.0)	(14.2)	(28.9)	(28.6)
Benefits and surrenders	(160.7)	(139.6)	(322.0)	(291.5)
Change in funds on deposit	(50.3)	88.0	263.1	288.4
Funds on deposit, beginning of period	4,808.8	4,283.7	4,495.4	4,083.3
Annuity funds on deposit, end of period	$4,758.5	$4,371.7	$4,758.5	$4,371.7

Three and six months ended June 30, 2012 compared with three and six months ended June 30, 2011

Annuity funds on deposit decreased $50.3 million during the three months ended June 30, 2012 and increased $88.0 million during the three months ended June 30, 2011. The decrease in the second quarter of 2012 reflected surrenders of variable annuity contracts and lower market performance partially offset by deposits from sales of fixed indexed annuity contracts. This compared with the increase in the second quarter of 2011 that reflected positive market performance.

Annuity funds on deposit increased $263.1 million and $288.4 million during the six months ended June 30, 2012 and 2011, respectively. The increase in funds during the six months ended June 30, 2012 and 2011 were both a result of deposits from sales of fixed indexed annuity contracts and positive market performance partially offset by variable annuity surrenders.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Deposits	$20.1	$22.9	$42.2	$47.4
Performance and interest credited	(33.2)	9.0	62.9	61.9
Fees and cost of insurance	(19.1)	(20.9)	(39.8)	(42.4)
Benefits and surrenders	(26.8)	(34.8)	(68.4)	(81.5)
Change in funds on deposit	(59.0)	(23.8)	(3.1)	(14.6)
Funds on deposit, beginning of period	1,075.0	1,160.8	1,019.1	1,151.6
Variable universal life funds on deposit, end of period	$1,016.0	$1,137.0	$1,016.0	$1,137.0

Three and six months ended June 30, 2012 compared with three and six months ended June 30, 2011

Variable universal life funds on deposit decreased $59.0 million and $23.8 million during the three months ended June 30, 2012 and 2011, respectively. The decrease in the second quarter of 2012 was primarily a result of surrenders and negative market performance as compared with the decrease during second quarter of 2011 that had positive market performance which partially offset impact of surrenders.

Variable universal life funds on deposit decreased $3.1 million and $14.6 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in 2012 as compared with 2011 as positive market performance was offset by surrenders and death benefits.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2012	2011	2012	2011

Deposits	$89.4	$100.6	$178.7	$190.8
Interest credited	19.0	20.5	38.0	40.8
Fees and cost of insurance	(94.0)	(103.2)	(190.3)	(206.5)
Benefits and surrenders	(25.7)	(30.1)	(54.4)	(60.5)
Change in funds on deposit	(11.3)	(12.2)	(28.0)	(35.4)
Funds on deposit, beginning of period	1,836.1	1,895.7	1,852.8	1,918.9
Universal life funds on deposit, end of period	$1,824.8	$1,883.5	$1,824.8	$1,883.5

Three and six months ended June 30, 2012 compared with three and six months ended June 30, 2011

Universal life funds on deposit decreased $11.3 million and $12.2 million during the three months ended June 30, 2012 and 2011, respectively. Universal life funds on deposit also decreased for the six months ended June 30, 2012 and 2011. The decrease during these periods was primarily a result of surrenders exceeding lower deposits as a result of minimal new sales.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2012, the Company had unfunded commitments of $210.0 million under such agreements, of which $68.8 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2012, the Company had open commitments of $85.4 million under such agreements which are expected to be funded by December 31, 2012.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2011 Annual Report on Form 10-K.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2012, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2011 Annual Report on Form 10-K.

We made contributions to the pension plan of $3.4 million in the first quarter of 2012 and $3.6 million in the second quarter of 2012. We made contributions totaling $17.4 million during 2011. Currently, we expect to make additional contributions to the plans of approximately $9.4 million over the next six months. However, on July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. We are evaluating its impact.

Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

See Note 13 to our consolidated financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $845.7 million at December 31, 2011 to $958.8 million at June 30, 2012. The principal factor resulting in this increase was consolidated net income of $134.7 million, offset by $39.0 million of dividends paid during 2012.

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

See our 2011 Annual Report on Form 10-K for information regarding our enterprise risk management. There were no material changes in our exposure to operational or market risk at June 30, 2012 compared with December 31, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. There were no material changes in our market risk exposure at June 30, 2012 compared with December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our SEC registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial condition, liquidity or consolidated financial statements in particular quarterly or annual periods.

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against PHL Variable, Phoenix Life and The Phoenix Companies, Inc. in the United States District Court for the Central District of California (Case No. CV12-04926). The plaintiffs allege that the Company promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We have meritorious defenses against the lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

See Item 1A, “Risk Factors” in Part I, Item 1A of our 2011 Annual Report on Form 10-K and Note 18 to our consolidated financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. Before investing in our securities, you should carefully consider the risk factor included below and the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Except as set forth below, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K:

The Company may not realize the anticipated benefits of its anticipated reverse stock split.

On June 28, 2012, the Company announced a 1-for-20 reverse stock split of Phoenix common stock, which the Company expects will be effective after the close of trading on August 10, 2012. Some of the benefits that the Company expects to derive from the reverse stock split may not be realized or maintained by the Company.

The market price of the Company’s common stock will continue to be based, in part, on the Company’s performance and other factors unrelated to the number of shares outstanding. If the reverse stock split is affected and the market price of Company common stock subsequently declines, the percentage decline may be greater than would occur in the absence of the reverse stock split. The market price of Company common stock will, however, continue to be based on the Company’s performance, financial results, market conditions, the market perception of the Company’s business and other factors that are unrelated to the number of shares of common stock outstanding. As a result, there can be no assurance that the market price of Company common stock will increase following the reverse stock split or will not decrease in the future. Accordingly, the total market capitalization of Company common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. In addition, in the future, the market price of Company common stock following the reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

The liquidity of Company common stock could also be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split. In addition, there can be no assurance that the reverse stock split will result in a per share price that will attract institutional and other investors or satisfy such investors’ investing guidelines.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

(a)

Not applicable.

(b)

No material changes.

Item 6.

EXHIBITS

Exhibit

3.1	Amendment to The Phoenix Companies, Inc. Bylaws effective May 15, 2012 (incorporated by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 18, 2012)

3.2	By-Laws of The Phoenix Companies, Inc., as amended May 15, 2012*

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.

Date: August 9, 2012	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer