Form 10-Q
period 2012-09-30
PHOENIX COMPANIES INC/DE
filed 2014-04-23
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

On April 18, 2014 the registrant had 5.7 million shares of common stock outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Form 10-Q”) is being filed by The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2014 (the “2012 Form 10-K”), to meet the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2012 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC. The information contained in this Form 10-Q serves to update the financial statements of the Company for the year ended December 31, 2011 contained in the 2012 Form 10-K but does not serve to update the financial statements of the Company for the year ended December 31, 2012 contained in the 2012 Form 10-K.

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

The 2012 Form 10-K restates and corrects the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheet as of December 31, 2011 and consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2011 and 2010; (ii) the selected financial data as of and for each of the years ended December 31, 2011, 2010, 2009 and 2008; and (iii) the unaudited statements of comprehensive income, unaudited consolidated balance sheets, unaudited consolidated statements of cash flow and unaudited statements of changes in stockholders’ equity for the quarterly periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011.

In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services – Insurance (ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”), and correction of accounting errors related to the adoption as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. This guidance was retrospectively adopted by the Company on January 1, 2012 and such retrospective adoption resulted in amendments to previously reported balances in all applicable reporting periods as if the guidance was applied at the inception of all policies in force. As a result of the restatement, the effects of retrospective adoption also reflect the impact of the adoption after consideration of correcting the errors that were corrected by the Restatement and errors in the initial adoption of ASC 944 reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The interim unaudited financial statements for the three and nine month periods ended September 30, 2011 contained herein are presented on a restated and amended basis, consistent with the restated and amended financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such interim unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our consolidated financial statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Balance Sheets
($ in millions, except share data)
September 30, 2012 and December 31, 2011

	Sept 30,	Dec 31,
	2012	2011
		As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,508.5 and $11,267.0)	$12,436.7	$11,797.0
Available-for-sale equity securities, at fair value (cost of $28.2 and $32.6)	30.9	35.7
Limited partnerships and other investments	559.2	565.3
Policy loans, at unpaid principal balances	2,338.4	2,379.3
Derivative instruments	195.1	162.2
Fair value investments	213.8	184.0
Total investments	15,774.1	15,123.5
Cash and cash equivalents	283.8	168.2
Accrued investment income	207.8	175.6
Receivables	663.1	648.6
Deferred policy acquisition costs	944.4	1,119.2
Deferred income taxes, net	61.1	120.6
Other assets	279.3	230.1
Discontinued operations assets	53.9	85.3
Separate account assets	3,395.4	3,816.9
Total assets	$21,662.9	$21,488.0

LIABILITIES:
Policy liabilities and accruals	$12,657.1	$12,631.4
Policyholder deposit funds	2,914.6	2,432.2
Dividend obligations	991.0	752.5
Indebtedness	378.8	426.9
Other liabilities	730.5	658.0
Discontinued operations liabilities	48.8	74.4
Separate account liabilities	3,395.4	3,816.9
Total liabilities	21,116.2	20,792.3

CONTINGENCIES AND COMMITMENTS (NOTES 21 & 22)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.8 million shares outstanding(1)	0.1	1.3
Additional paid-in capital	2,632.7	2,630.5
Accumulated other comprehensive loss	(232.0)	(230.7)
Accumulated deficit	(1,676.4)	(1,528.7)
Treasury stock, at cost: 0.6 million and 0.6 million shares(1)	(182.9)	(179.5)
Total The Phoenix Companies, Inc. stockholders’ equity	541.5	692.9
Noncontrolling interests	5.2	2.8
Total stockholders’ equity	546.7	695.7
Total liabilities and stockholders’ equity	$21,662.9	$21,488.0
———————
(1)	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Interim Consolidated Statements of Income and Comprehensive Income
($ in millions, except share data)
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended
REVENUES:
Premiums	$94.8	$111.9	$290.6	$323.6
Fee income	138.8	146.5	423.1	455.8
Net investment income	205.1	203.5	623.3	628.1
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.2)	(30.9)	(30.6)	(44.6)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	21.2	11.3	26.1
Net OTTI losses recognized in earnings	(7.4)	(9.7)	(19.3)	(18.5)
Net realized investment gains (losses), excluding OTTI losses	34.9	(0.4)	20.9	0.5
Net realized investment gains (losses)	27.5	(10.1)	1.6	(18.0)
Gain on debt repurchase	11.9	—	11.9	—
Total revenues	478.1	451.8	1,350.5	1,389.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	352.5	293.1	888.9	848.6
Policyholder dividends	81.0	53.5	222.3	199.0
Policy acquisition cost amortization	71.7	35.1	164.6	127.0
Interest expense on indebtedness	7.9	7.9	23.7	23.7
Other operating expenses	61.9	57.4	187.1	187.1
Total benefits and expenses	575.0	447.0	1,486.6	1,385.4
Income (loss) from continuing operations before income taxes	(96.9)	4.8	(136.1)	4.1
Income tax expense (benefit)	(4.9)	(6.8)	(1.0)	9.5
Income (loss) from continuing operations	(92.0)	11.6	(135.1)	(5.4)
Loss from discontinued operations, net of income taxes	(6.0)	(3.9)	(12.0)	(6.1)
Net income (loss)	(98.0)	7.7	(147.1)	(11.5)
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.3)	0.6	(0.4)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(98.8)	$8.0	$(147.7)	$(11.1)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
($ in millions, except share data)
Three and Nine Months Ended September 30, 2012 and 2011

(Continued from previous page)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	(98.8)	8.0	(147.7)	(11.1)
Net income (loss) attributable to noncontrolling interests	0.8	(0.3)	0.6	(0.4)
Net income (loss)	$(98.0)	$7.7	$(147.1)	$(11.5)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	21.0	6.0	70.4	60.3
Non-credit portion of OTTI losses recognized in OCI before income taxes	10.6	(21.2)	11.9	(21.5)
Net pension liability adjustment before income taxes	2.4	(8.1)	(0.1)	(2.2)
Net unrealized other gains (losses) before income taxes	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes	—	—	—	—
Other comprehensive income (loss) before income taxes	34.0	(23.3)	82.2	36.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	34.9	(22.6)	79.4	8.7
Non-credit portion of OTTI losses recognized in OCI	3.7	(7.5)	4.1	(7.6)
Net pension liability adjustment	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—
Net unrealized derivative instrument gains (losses)	—	—	—	—
Total income tax expense (benefit)	38.6	(30.1)	83.5	1.1
Other comprehensive income (loss) net of income taxes	(4.6)	6.8	(1.3)	35.5
Comprehensive income (loss)	(102.6)	14.5	(148.4)	24.0
Less: Comprehensive income (loss) attributable to
noncontrolling interests, net of income taxes	0.8	(0.3)	0.6	(0.4)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(103.4)	$14.8	$(149.0)	$24.4

EARNINGS (LOSS) PER SHARE: (1)
Earnings from continuing operations – basic	$(16.00)	$1.99	$(23.33)	$(0.93)
Earnings from continuing operations – diluted	$(16.00)	$1.97	$(23.33)	$(0.93)
Loss from discontinued operations – basic	$(1.04)	$(0.67)	$(2.07)	$(1.05)
Loss from discontinued operations – diluted	$(1.04)	$(0.66)	$(2.07)	$(1.05)
Net earnings (loss) attributable to The Phoenix Companies, Inc.– basic	$(17.19)	$1.38	$(25.50)	$(1.91)
Net earnings (loss) attributable to The Phoenix Companies, Inc. – diluted	$(17.19)	$1.36	$(25.50)	$(1.91)
Basic weighted-average common shares outstanding (in thousands)	5,749	5,816	5,792	5,814
Diluted weighted-average common shares outstanding (in thousands)	5,749	5,890	5,792	5,814
———————
(1)	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Interim Consolidated Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2012 and 2011

	September 30,
	2012	2011
		As restated and amended
OPERATING ACTIVITIES:
Net loss	$(147.7)	$(11.1)
Net realized investment (gains) losses	4.2	18.0
Gain on debt repurchase	(11.9)	—
Policy acquisition costs deferred	(56.2)	(64.6)
Amortization of deferred policy acquisition costs	164.6	127.0
Amortization and depreciation	9.9	9.1
Interest credited	90.1	89.4
Undistributed equity in earnings of limited partnerships and other investments	(46.0)	(48.2)
Change in:
Accrued investment income	(118.1)	(109.8)
Deferred income taxes	(24.7)	(2.7)
Receivables	(19.8)	10.6
Policy liabilities and accruals	(312.4)	(363.5)
Dividend obligations	66.9	16.2
Impact of operating activities of consolidated investment entities, net	—	(2.7)
Other operating activities, net	(2.3)	(34.2)
Cash used for operating activities	(403.4)	(366.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,367.7)	(2,253.9)
Available-for-sale equity securities	(6.3)	(5.7)
Derivative instruments	(46.0)	(32.9)
Fair value investments	(27.7)	(35.0)
Other investments	(1.0)	(1.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	2,190.1	1,762.2
Available-for-sale equity securities	7.9	1.9
Derivative instruments	16.2	61.4
Fair value investments	9.3	10.9
Other investments	8.3	22.0
Contributions to limited partnerships and limited liability corporations	(63.7)	(67.1)
Distributions from limited partnerships and limited liability corporations	101.9	78.7
Policy loans, net	106.7	101.8
Other investing activities, net	(5.8)	(4.6)
Cash used for investing activities	(77.8)	(361.4)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Interim Consolidated Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2012 and 2011

(Continued from previous page)	September 30,
	2012	2011
		As restated and amended
FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,216.3	1,336.3
Policyholder deposit fund withdrawals	(861.8)	(920.4)
Net transfers to/from separate accounts	279.4	344.1
Impact of financing activities of consolidated investment entities, net	0.1	—
Other financing activities, net	(39.6)	1.3
Cash provided by financing activities	594.4	761.3
Change in cash and cash equivalents	113.2	33.4
Change in cash balances of discontinued operations assets	2.4	1.2
Cash and cash equivalents, beginning of period	168.2	93.7
Cash and cash equivalents, end of period	$283.8	$128.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$(3.3)	$(6.2)
Interest expense on indebtedness paid	$(20.4)	$(20.4)

Non-Cash Transactions During the Year
Investment exchanges	$84.4	$54.5

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity
($ in millions)
Nine Months Ended September 30, 2012 and 2011

	September 30,
	2012	2011
		As restated and amended (1)
COMMON STOCK:(2)
Balance, beginning of period	$1.3	$1.3
Adjustment for reverse stock split	(1.2)	—
Balance, end of period	$0.1	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,630.5	$2,631.0
Issuance of shares and compensation expense on stock compensation awards	1.0	1.8
Adjustment for reverse stock split(2)	1.2	—
Balance, end of period	$2,632.7	$2,632.8

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(230.7)	$(156.2)
Other comprehensive income (loss)	(1.3)	35.5
Balance, end of period	$(232.0)	$(120.7)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,528.7)	$(1,498.0)
Net loss	(147.7)	(11.1)
Balance, end of period	$(1,676.4)	$(1,509.1)

TREASURY STOCK, AT COST:(2)
Balance, beginning of period	$(179.5)	$(179.5)
Treasury shares purchased	(3.4)	—
Balance, end of period	$(182.9)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$692.9	$798.6
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(151.4)	26.2
Balance, end of period	$541.5	$824.8

NONCONTROLLING INTERESTS :
Balance, beginning of period	$2.8	$1.8
Change in noncontrolling interests	2.4	0.8
Balance, end of period	$5.2	$2.6

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$695.7	$800.4
Change in stockholders’ equity	(149.0)	27.0
Stockholders’ equity, end of period	$546.7	$827.4
———————
(1)
Amounts reflect the cumulative impact of the retrospective adoption of amended guidance to ASC 944, Financial Services - Insurance (ASU 2010-26), as detailed more fully within Footnote 2 to these financial statements.

(2)	Reflects the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Unaudited Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

1.      Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHLVIC”), collectively with Phoenix Life and Phoenix Life and Annuity Company and American Phoenix Life and Reassurance, they are our “Life Companies.” We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. Our distribution subsidiary is Saybrus Partners, Inc. (“Saybrus”).

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

2.      Restatement and Amendment of Previously Reported Financial Information

These interim financial statements should be read in conjunction with the restated and amended consolidated financial statements for the year ended December 31, 2011 contain in the 2012 Annual Report on Form 10-K (the "2012 Form 10-K"), which was filed on April 1, 2014. As previously presented in the 2012 Form 10-K, during the preparation of the Company’s Form 10-Q for the period ended September 30, 2012, certain errors were identified within the consolidated statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. Following the identification of these cash flow related errors, management initiated a comprehensive internal review of the Company’s historical financial information and identified additional errors. As part of its internal review, the Company evaluated the financial reporting process and the resulting financial statements as well as the appropriateness of prior accounting and reporting decisions in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result, the Company has restated and amended its consolidated financial statements as of and for the three and nine months ended September 30, 2011 to: (i) adjust for impact of these errors; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – December 31, 2011 Balance Sheet Impacts(1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors(2)

ASSETS:
Available-for-sale debt securities, at fair value	$—	$—	$—	$—	$—	$—	$—	$—
Available-for-sale equity securities, at fair value	—	—	—	—	—	—	—	—
Limited partnerships and other investments	—	—	—	—	—	—	—	—
Policy loans, at unpaid principal balances	—	—	—	—	—	—	—	—
Derivative investments	—	—	—	—	—	—	—	—
Fair value investments	—	—	—	—	—	—	—	—
Total investments	—	—	—	—	—	—	—	—
Cash and cash equivalents	—	—	—	—	—	—	—	—
Accrued investment income	—	—	—	—	—	—	—	—
Receivables	—	—	—	16.6	—	—	1.0	17.6
Deferred policy acquisition costs	57.3	(11.0)	(1.8)	(0.7)	—	(3.4)	1.1	41.5
Deferred income taxes, net	—	—	—	—	—	—	—	—
Other assets	—	—	(38.6)	—	—	—	4.8	(33.8)
Discontinued operations assets	—	—	—	—	—	—	—	—
Separate account assets	—	—	—	—	—	—	—	—
Total assets	$57.3	$(11.0)	$(40.4)	$15.9	$—	$(3.4)	$6.9	$25.3

LIABILITIES:
Policy liabilities and accruals	$179.4	$9.2	$11.0	$12.1	$7.7	$—	$21.3	$240.7
Policyholder deposit funds	—	—	—	—	—	0.8	2.1	2.9
Dividend obligations	—	—	—	9.4	—	—	(8.4)	1.0
Indebtedness	—	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	—	0.2	0.2
Discontinued operations liabilities	—	—	—	—	—	—	—	—
Separate account liabilities	—	—	—	—	—	—	—	—
Total liabilities	179.4	9.2	11.0	21.5	7.7	0.8	15.2	244.8

STOCKHOLDERS’ EQUITY:
Common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	(14.2)	—	—	—	—	—	(14.2)
Accumulated deficit	(80.7)	—	(1.2)	(0.5)	(3.8)	(4.2)	(24.5)	(114.9)
Treasury stock	—	—	—	—	—	—	—	—
Noncontrolling interests	—	—	—	—	—	—	—	—
Total stockholders’ equity –periods presented(3)	(80.7)	(14.2)	(1.2)	(0.5)	(3.8)	(4.2)	(24.5)	(129.1)
Total stockholders’ equity – cumulative impact(4)	(41.4)	(6.0)	(50.2)	(5.1)	(3.9)	—	16.2	(90.4)
Total stockholders’ equity – impact	(122.1)	(20.2)	(51.4)	(5.6)	(7.7)	(4.2)	(8.3)	(219.5)
Total liabilities and stockholders’ equity	$57.3	$(11.0)	$(40.4)	$15.9	$—	$(3.4)	$6.9	$25.3
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(4)	Amounts represent cumulative impact of restatement changes to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors(2)

REVENUES
Premiums	$—	$—	$—	$(5.3)	$—	$—	$(0.2)	$(5.5)
Fee income	(1.1)	—	—	—	—	—	—	(1.1)
Net investment income	—	—	—	—	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	—	—	—	(2.1)	(2.1)
Net realized investment gains (losses)	—	—	—	—	—	—	(2.1)	(2.1)
Gain on debt repurchase	—	—	—	—	—	—	—	—
Total revenues	(1.1)	—	—	(5.3)	—	—	(2.3)	(8.7)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	19.7	—	0.8	(5.1)	—	4.0	6.9	26.3
Policyholder dividends	—	—	—	(0.1)	—	—	(0.1)	(0.2)
Policy acquisition cost amortization	(15.2)	—	—	—	—	1.5	(0.8)	(14.5)
Interest expense on indebtedness	—	—	—	—	—	—	—	—
Other operating expenses	—	—	—	—	—	—	—	—
Total benefits and expenses	4.5	—	0.8	(5.2)	—	5.5	6.0	11.6
Income (loss) from continuing operations before income taxes	(5.6)	—	(0.8)	(0.1)	—	(5.5)	(8.3)	(20.3)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Income (loss) from continuing operations	(5.6)	—	(0.8)	(0.1)	—	(5.5)	(8.3)	(20.3)
Noncontrolling interests	—	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$(5.6)	$—	$(0.8)	$(0.1)	$—	$(5.5)	$(8.3)	$(20.3)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Actuarial Finance Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Actuarial Finance
($ in millions)	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors(2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(5.6)	$—	$(0.8)	$(0.1)	$—	$(5.5)	$(8.3)	$(20.3)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	—	(37.1)	—	—	—	—	—	(37.1)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—	—	—
Net pension liability adjustment before income taxes	—	—	—	—	—	—	—	—
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes	—	—	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	—	(37.1)	—	—	—	—	—	(37.1)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(37.1)	—	—	—	—	—	(37.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(5.6)	(37.1)	(0.8)	(0.1)	—	(5.5)	(8.3)	(57.4)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$(5.6)	$(37.1)	$(0.8)	$(0.1)	$—	$(5.5)	$(8.3)	$(57.4)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors(2)

REVENUES
Premiums	$—	$—	$—	$(14.6)	$—	$—	$0.5	$(14.1)
Fee income	(0.7)	—	—	—	—	—	0.6	(0.1)
Net investment income	—	—	—	—	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	—	—	—	0.8	0.8
Net realized investment gains (losses)	—	—	—	—	—	—	0.8	0.8
Gain on debt repurchase	—	—	—	—	—	—	—	—
Total revenues	(0.7)	—	—	(14.6)	—	—	1.9	(13.4)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	41.5	—	2.3	(13.6)	—	4.0	15.3	49.5
Policyholder dividends	—	—	—	(0.7)	—	—	(1.6)	(2.3)
Policy acquisition cost amortization	(12.6)	—	—	—	—	2.1	(4.7)	(15.2)
Interest expense on indebtedness	—	—	—	—	—	—	—	—
Other operating expenses	—	—	—	—	(0.1)	—	6.8	6.7
Total benefits and expenses	28.9	—	2.3	(14.3)	(0.1)	6.1	15.8	38.7
Income (loss) from continuing operations before income taxes	(29.6)	—	(2.3)	(0.3)	0.1	(6.1)	(13.9)	(52.1)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Income (loss) from continuing operations	(29.6)	—	(2.3)	(0.3)	0.1	(6.1)	(13.9)	(52.1)
Noncontrolling interests	—	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$(29.6)	$—	$(2.3)	$(0.3)	$0.1	$(6.1)	$(13.9)	$(52.1)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Actuarial Finance Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Actuarial Finance
($ in millions)	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors(2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(29.6)	$—	$(2.3)	$(0.3)	$0.1	$(6.1)	$(13.9)	$(52.1)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	—	(29.0)	—	—	—	—	—	(29.0)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—	—	—
Net pension liability adjustment before income taxes	—	—	—	—	—	—	—	—
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes	—	—	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	—	(29.0)	—	—	—	—	—	(29.0)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(29.0)	—	—	—	—	—	(29.0)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(29.6)	(29.0)	(2.3)	(0.3)	0.1	(6.1)	(13.9)	(81.1)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$(29.6)	$(29.0)	$(2.3)	$(0.3)	$0.1	$(6.1)	$(13.9)	$(81.1)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Investments

The Company determined that there were errors related to investment valuation and the accounting treatment for these investments which are specifically identified errors in the following sub-categories as detailed below:

●
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

●
Available-for-Sale Securities – The Company did not have an adequate process over: (1) the valuation and recording of private placement debt, private equity securities, and certain publicly traded securities; and (2) utilizing an appropriate model for identifying impairments related to these securities. The errors identified were related to: (i) inaccurate inputs used in the valuation models; (ii) and inappropriate valuation methodologies used to value certain instruments; and (iii) ineffective review of internally developed (matrix or manual) prices. The Company also failed to maintain an adequate process over the leveling and disclosure of fair value measurements. In the course of correcting these valuation errors, the Company also reassessed the presentation of the fair value hierarchy as disclosed within “Note 13: Fair Value of Financial Instruments.” This resulted in the determination in the leveling classification of $5,939.1 million of securities to Level 3 in the fair value hierarchy. The classification in Level 3 had no impact on the fair value of these securities.

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

●
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

●
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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – December 31, 2011 Balance Sheet Impacts(1)
($ in millions)	Investments
	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors(2)

		Valuation	Bond Call
ASSETS:
Available-for-sale debt securities, at fair value	$—	$(10.0)	$(25.3)	$—	$(55.7)	$(91.0)
Available-for-sale equity securities, at fair value	—	—	—	—	—	—
Limited partnerships and other investments	(35.9)	—	—	—	—	(35.9)
Policy loans, at unpaid principal balances	—	—	—	—	—	—
Derivative investments	—	—	—	(12.6)	—	(12.6)
Fair value investments	44.0	(2.2)	—	—	55.7	97.5
Total investments	8.1	(12.2)	(25.3)	(12.6)	—	(42.0)
Cash and cash equivalents	2.0	—	—	—	—	2.0
Accrued investment income	—	—	—	—	—	—
Receivables	—	—	—	—	—	—
Deferred policy acquisition costs	—	—	—	(13.1)	—	(13.1)
Deferred income taxes, net	—	—	—	—	—	—
Other assets	(4.4)	—	23.2	(6.7)	—	12.1
Discontinued operations assets	—	—	—	—	—	—
Separate account assets	—	—	—	—	—	—
Total assets	$5.7	$(12.2)	$(2.1)	$(32.4)	$—	$(41.0)

LIABILITIES:
Policy liabilities and accruals	$—	$—	$—	$—	$—	$—
Policyholder deposit funds	—	—	—	—	—	—
Dividend obligations	4.1	(9.6)	(2.1)	—	—	(7.6)
Indebtedness	—	—	—	—	—	—
Other liabilities	5.4	7.1	—	—	—	12.5
Discontinued operations liabilities	—	—	—	—	—	—
Separate account liabilities	—	—	—	—	—	—
Total liabilities	9.5	(2.5)	(2.1)	—	—	4.9

STOCKHOLDERS’ EQUITY:
Common stock	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—
Accumulated other comprehensive loss	(15.7)	24.3	—	—	3.0	11.6
Accumulated deficit	0.9	4.9	—	(16.6)	(3.0)	(13.8)
Treasury stock	—	—	—	—	—	—
Noncontrolling interests	(1.0)	—	—	—	—	(1.0)
Total stockholders’ equity –periods presented(3)	(15.8)	29.2	—	(16.6)	—	(3.2)
Total stockholders’ equity – cumulative impact(4)	12.0	(38.9)	—	(15.8)	—	(42.7)
Total stockholders’ equity – impact	(3.8)	(9.7)	—	(32.4)	—	(45.9)
Total liabilities and stockholders’ equity	$5.7	$(12.2)	$(2.1)	$(32.4)	$—	$(41.0)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(4)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Investments
	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors(2)

		Valuation	Bond Call
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Fee income
Net investment income	6.2	0.1	—	—	(1.1)	5.2
Net realized investment gains (losses):	—	—	—	—	—	—
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	(2.1)	(0.4)	—	(10.7)	(0.8)	(14.0)
Net realized investment gains (losses)	(2.1)	(0.4)	—	(10.7)	(0.8)	(14.0)
Gain on debt repurchase	—	—	—	—	—	—
Total revenues	4.1	(0.3)	—	(10.7)	(1.9)	(8.8)
	—	—	—	—	—	—
BENEFITS AND EXPENSES	—	—	—	—	—	—
Policy benefits, excluding policyholder dividends	—	—	—	—	—	—
Policyholder dividends	2.1	0.2	—	—	0.1	2.4
Policy acquisition cost amortization	—	—	—	(0.4)	—	(0.4)
Interest expense on indebtedness	—	—	—	—	—	—
Other operating expenses	0.3	—	—	—	—	0.3
Total benefits and expenses	2.4	0.2	—	(0.4)	0.1	2.3
Income (loss) from continuing operations before income taxes	1.7	(0.5)	—	(10.3)	(2.0)	(11.1)
Income tax expense (benefit)
Income (loss) from continuing operations	1.7	(0.5)	—	(10.3)	(2.0)	(11.1)
Noncontrolling interests	(0.3)	—	—	—	—	(0.3)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$2.0	$(0.5)	$—	$(10.3)	$(2.0)	$(10.8)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Investments Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Investments
($ in millions)	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors(2)

		Valuation	Bond Call
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$2.0	$(0.5)	$—	$(10.3)	$(2.0)	$(10.8)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	(4.8)	(3.6)	—	—	1.9	(6.5)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—
Net pension liability adjustment before income taxes	—	—	—	—	—	—
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	(4.8)	(3.6)	—	—	1.9	(6.5)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(4.8)	(3.6)	—	—	1.9	(6.5)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(2.8)	(4.1)	—	(10.3)	(0.1)	(17.3)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss)	$(2.8)	$(4.1)	$—	$(10.3)	$(0.1)	$(17.3)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Investments
	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors(2)

		Valuation	Bond Call
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Fee income
Net investment income	16.4	1.8	—	—	(1.4)	16.8
Net realized investment gains (losses):	—	—	—	—	—	—
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	(0.1)	—	(12.3)	(1.3)	(13.7)
Net realized investment gains (losses)	—	(0.1)	—	(12.3)	(1.3)	(13.7)
Gain on debt repurchase	—	—	—	—	—	—
Total revenues	16.4	1.7	—	(12.3)	(2.7)	3.1
	—	—	—	—	—	—
BENEFITS AND EXPENSES	—	—	—	—	—	—
Policy benefits, excluding policyholder dividends	—	—	—	—	—	—
Policyholder dividends	13.0	(1.1)	—	—	1.0	12.9
Policy acquisition cost amortization	—	—	—	(0.4)	—	(0.4)
Interest expense on indebtedness	—	—	—	—	—	—
Other operating expenses	0.9	—	—	—	—	0.9
Total benefits and expenses	13.9	(1.1)	—	(0.4)	1.0	13.4
Income (loss) from continuing operations before income taxes	2.5	2.8	—	(11.9)	(3.7)	(10.3)
Income tax expense (benefit)
Income (loss) from continuing operations	2.5	2.8	—	(11.9)	(3.7)	(10.3)
Noncontrolling interests	(0.4)	—	—	—	—	(0.4)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income (loss) attributable to
The Phoenix Companies, Inc.	$2.9	$2.8	$—	$(11.9)	$(3.7)	$(9.9)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Investments
($ in millions)	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors(2)

		Valuation	Bond Call
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$2.9	$2.8	$—	$(11.9)	$(3.7)	$(9.9)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	(3.8)	4.6	—	—	3.6	4.4
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—
Net pension liability adjustment before income taxes	—	—	—	—	—	—
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	(3.8)	4.6	—	—	3.6	4.4
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(3.8)	4.6	—	—	3.6	4.4
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(0.9)	7.4	—	(11.9)	(0.1)	(5.5)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss)	$(0.9)	$7.4	$—	$(11.9)	$(0.1)	$(5.5)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which are further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

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

Limited Partnerships and Other Investments Taxable Income Reporting

An error related to the completeness and accuracy of taxable income related to our OIA portfolio was identified resulting in the inappropriate exclusion of taxable income reported from partnerships. The impact of the correction of these errors on the consolidated financial statements is presented in the “Consolidated Summary of Correction of Errors” table within this Note below.

Cash Flows and Changes in Classifications

●
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

Increase (decrease)	For the
($ in millions)	period ended
Sept 30, 2011
Consolidated Statement of Cash Flows
Cash provided by (used for) operating activities	$(227.1)
Cash provided by (used for) investing activities	90.2
Cash provided by (used for) financing activities	143.4

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

●
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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Consolidated Summary of Correction of Errors – December 31, 2011 Balance Sheet Impacts(1)
($ in millions)						Changes in Classification
ASSETS:	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Cash and Suspense	Reinsurance	Reclassify & Separately Present	Other Restatement Adjustments	Total Correction of Errors(4)
Available-for-sale debt securities, at fair value	$—	$(91.0)	$—	$—	$—	$—	$—	$—	$(2.0)	$(93.0)
Available-for-sale equity securities, at fair value	—	—	—	—	—	—	—	—	—	—
Limited partnerships and other investments	—	(35.9)	—	—	—	—	—	—	(0.1)	(36.0)
Policy loans, at unpaid principal balances	—	—	—	—	—	—	—	—	—	—
Derivative investments	—	(12.6)	—	—	—	—	—	—	—	(12.6)
Fair value investments	—	97.5	—	—	—	—	—	—	(0.1)	97.4
Total investments	—	(42.0)	—	—	—	—	—	—	(2.2)	(44.2)
Cash and cash equivalents	—	2.0	—	—	—	(28.4)	—	—	0.3	(26.1)
Accrued investment income	—	—	—	—	—	—	—	—	—	—
Receivables	17.6	—	—	—	—	16.4	196.6	—	2.9	233.5
Deferred policy acquisition costs	41.5	(13.1)	—	—	—	—	—	(42.2)	0.1	(13.7)
Deferred income taxes, net	—	—	—	—	—	—	—	—	2.4	2.4
Other assets	(33.8)	12.1	39.6	—	—	8.8	—	42.2	(2.4)	66.5
Discontinued operations assets	—	—	—	—	—	—	14.1	—	2.0	16.1
Separate account assets	—	—	—	(0.7)	—	—	—	—	—	(0.7)
Total assets	$25.3	$(41.0)	$39.6	$(0.7)	$—	$(3.2)	$210.7	$—	$3.1	$233.8
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors ” from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page) Increase (decrease)
($ in millions)						Changes in Classification
	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Cash and Suspense	Reinsurance	Reclassify & Separately Present	Other Restatement Adjustments	Total Correction of Errors(4)
LIABILITIES:
Policy liabilities and accruals	$240.7	$—	$—	$—	$—	$—	$196.6	$(759.8)	$5.3	$(317.2)
Policyholder deposit funds	2.9	—	—	—	—	—	—	—	(0.1)	2.8
Dividend obligation	1.0	(7.6)	—	—	—	—	—	759.8	(0.7)	752.5
Indebtedness	—	—	—	—	—	—	—	—	—	—
Other liabilities	0.2	12.5	—	22.9	6.9	(3.2)	—	—	5.0	44.3
Discontinued operations liabilities	—	—	—	—	—	—	14.1	—	2.0	16.1
Separate account liabilities	—	—	—	(0.7)	—	—	—	—	—	(0.7)
Total liabilities	244.8	4.9	—	22.2	6.9	(3.2)	210.7	—	11.5	497.8

STOCKHOLDERS’ EQUITY:
Common stock	—	—	—	—	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	(14.2)	11.6	—	(13.4)	—	—	—	—	(49.7)	(65.7)
Accumulated deficit	(114.9)	(13.8)	3.0	5.3	(3.3)	—	—	—	11.1	(112.6)
Treasury stock	—	—	—	—	—	—	—	—	—	—
Noncontrolling interests	—	(1.0)	—	—	—	—	—	—	—	(1.0)
Total stockholders’ equity – periods presented(5)	(129.1)	(3.2)	3.0	(8.1)	(3.3)	—	—	—	(38.6)	(179.3)
Total stockholders’ equity – cumulative impact(6)	(90.4)	(42.7)	36.6	(14.8)	(3.6)	—	—	—	30.2	(84.7)
Total stockholders’ equity –impact	(219.5)	(45.9)	39.6	(22.9)	(6.9)	—	—	—	(8.4)	(264.0)
Total liabilities and stockholders’ equity	$25.3	$(41.0)	$39.6	$(0.7)	$—	$(3.2)	$210.7	$—	$3.1	$233.8
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(6)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Consolidated
	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Other Restatement Adjustments	Total Correction of Errors(4)
REVENUES
Premiums	$(5.5)	$—	$—	$—	$—	$—	$(5.5)
Fee income	(1.1)	—	—	—	—	—	(1.1)
Net investment income	—	5.2	—	—	—	(2.7)	2.5
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	0.1	0.1
Portion of OTTI losses recognized in OCI	—	—	—	—	—	(1.4)	(1.4)
Net OTTI losses recognized in earnings	—	—	—	—	—	(1.3)	(1.3)
Net realized investment gains (losses), excluding OTTI losses	(2.1)	(14.0)	—	—	—	1.2	(14.9)
Net realized investment gains (losses)	(2.1)	(14.0)	—	—	—	(0.1)	(16.2)
Gain on debt repurchase	—	—	—	—	—	—	—
Total revenues	(8.7)	(8.8)	—	—	—	(2.8)	(20.3)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	26.3	—	(1.0)	—	—	(0.2)	25.1
Policyholder dividends	(0.2)	2.4	—	—	—	(0.2)	2.0
Policy acquisition cost amortization	(14.5)	(0.4)	—	—	—	—	(14.9)
Interest expense on indebtedness	—	—	—	—	—	—	—
Other operating expenses	—	0.3	—	2.3	—	(2.8)	(0.2)
Total benefits and expenses	11.6	2.3	(1.0)	2.3	—	(3.2)	12.0
Income (loss) from continuing operations before income taxes	(20.3)	(11.1)	1.0	(2.3)	—	0.4	(32.3)
Income tax expense (benefit)	—	—	—	—	—	(1.2)	(1.2)
Income (loss) from continuing operations	(20.3)	(11.1)	1.0	(2.3)	—	1.6	(31.1)
Noncontrolling interests	—	(0.3)	—	—	—	—	(0.3)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	0.8	0.8
Net income (loss) attributable to The Phoenix Companies, Inc.	$(20.3)	$(10.8)	$1.0	$(2.3)	$—	$2.4	$(30.0)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Errors – Three months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Consolidated
($ in millions)	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Other Restatement Adjustments	Total Correction of Errors(4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(20.3)	$(10.8)	$1.0	$(2.3)	$—	$2.4	$(30.0)
Other comprehensive income (loss) before income taxes:	—	—	—	—	—	—	—
Net unrealized investment gains before income taxes(5)	(37.1)	(6.5)	—	—	—	61.3	17.7
Non-credit portion of OTTI losses recognized in OCI before income taxes(5)	—	—	—	—	—	(43.6)	(43.6)
Net pension liability adjustment before income taxes	—	—	—	7.2	—	(16.4)	(9.2)
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes(5)	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income (loss) before income taxes	(37.1)	(6.5)	—	7.2	—	0.2	(36.2)
Less: Income tax expense (benefit) related to:	—	—	—	—	—	—	—
Net unrealized investment gains (losses)(5)	—	—	—	—	—	20.8	20.8
Non-credit portion of OTTI losses recognized in OCI(5)	—	—	—	—	—	(15.3)	(15.3)
Net pension liability adjustment	—	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	5.5	5.5
Other comprehensive income (loss), net of income taxes	(37.1)	(6.5)	—	7.2	—	(5.3)	(41.7)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(57.4)	(17.3)	1.0	4.9	—	(2.9)	(71.7)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income (loss)	$(57.4)	$(17.3)	$1.0	$4.9	$—	$(3.2)	$(72.0)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
($ in millions)	Consolidated
	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Other Restatement Adjustments	Total Correction of Errors(4)
REVENUES
Premiums	$(14.1)	$—	$—	$—	$—	$—	$(14.1)
Fee income	(0.1)	—	—	—	—	(0.1)	(0.2)
Net investment income	—	16.8	—	—	—	(1.3)	15.5
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	0.4	0.4
Portion of OTTI losses recognized in OCI	—	—	—	—	—	(1.8)	(1.8)
Net OTTI losses recognized in earnings	—	—	—	—	—	(1.4)	(1.4)
Net realized investment gains (losses), excluding OTTI losses	0.8	(13.7)	—	—	—	3.3	(9.6)
Net realized investment gains (losses)	0.8	(13.7)	—	—	—	1.9	(11.0)
Gain on debt repurchase	—	—	—	—	—	—	—
Total revenues	(13.4)	3.1	—	—	—	0.5	(9.8)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	49.5	—	(4.2)	—	—	0.1	45.4
Policyholder dividends	(2.3)	12.9	—	—	—	(0.4)	10.2
Policy acquisition cost amortization	(15.2)	(0.4)	—	—	—	—	(15.6)
Interest expense on indebtedness	—	—	—	—	—	—	—
Other operating expenses	6.7	0.9	—	3.9	—	(0.9)	10.6
Total benefits and expenses	38.7	13.4	(4.2)	3.9	—	(1.2)	50.6
Income (loss) from continuing operations before income taxes	(52.1)	(10.3)	4.2	(3.9)	—	1.7	(60.4)
Income tax expense (benefit)	—	—	—	—	—	(0.3)	(0.3)
Income (loss) from continuing operations	(52.1)	(10.3)	4.2	(3.9)	—	2.0	(60.1)
Noncontrolling interests	—	(0.4)	—	—	—	—	(0.4)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	0.8	0.8
Net income (loss) attributable to The Phoenix Companies, Inc.	$(52.1)	$(9.9)	$4.2	$(3.9)	$—	$2.8	$(58.9)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Errors – Nine months ended September 30, 2011 Income Statement Impacts(1)
Increase (decrease)	Consolidated
($ in millions)	Total Actuarial Finance(2)	Total Investments(3)	Reinsurance Accounting	Pensions	OIA Taxable Income	Other Restatement Adjustments	Total Correction of Errors(4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(52.1)	$(9.9)	$4.2	$(3.9)	$—	$2.8	$(58.9)
Other comprehensive income (loss) before income taxes:	—	—	—	—	—	—	—
Net unrealized investment gains before income taxes(5)	(29.0)	4.4	—	—	—	60.6	36.0
Non-credit portion of OTTI losses recognized in OCI before income taxes(5)	—	—	—	—	—	(44.9)	(44.9)
Net pension liability adjustment before income taxes	—	—	—	8.9	—	(16.3)	(7.4)
Net unrealized other gains (losses) before income taxes	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes(5)	—	—	—	—	—	0.1	0.1
Other comprehensive income (loss) before income taxes	(29.0)	4.4	—	8.9	—	(0.5)	(16.2)
Less: Income tax expense (benefit) related to:	—	—	—	—	—	—	—
Net unrealized investment gains (losses)(5)	—	—	—	—	—	29.6	29.6
Non-credit portion of OTTI losses recognized in OCI(5)	—	—	—	—	—	(15.8)	(15.8)
Net pension liability adjustment	—	—	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	13.8	13.8
Other comprehensive income (loss), net of income taxes	(29.0)	4.4	—	8.9	—	(14.3)	(30.0)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(81.1)	(5.5)	4.2	5.0	—	(11.5)	(88.9)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income (loss)	(81.1)	$(5.5)	$4.2	$5.0	$—	$(11.9)	$(89.3)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	In addition to adjustments described within this footnote , the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Consolidated Balance Sheet
($ in millions, except share data)	As of and for the year ended December 31, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value	$11,890.0	$(93.0)	$11,797.0	$—	$11,797.0
Available-for-sale equity securities, at fair value	35.7	—	35.7	—	35.7
Limited partnerships and other investments	601.3	(36.0)	565.3	—	565.3
Policy loans, at unpaid principal balances	2,379.3	—	2,379.3	—	2,379.3
Derivative investments	174.8	(12.6)	162.2	—	162.2
Fair value investments	86.6	97.4	184.0	—	184.0
Total investments	15,167.7	(44.2)	15,123.5	—	15,123.5
Cash and cash equivalents	194.3	(26.1)	168.2	—	168.2
Accrued investment income	175.6	—	175.6	—	175.6
Receivables	415.1	233.5	648.6	—	648.6
Deferred policy acquisition costs	1,317.6	(13.7)	1,303.9	(184.7)	1,119.2
Deferred income taxes, net	118.2	2.4	120.6	—	120.6
Other assets	164.6	66.5	231.1	(1.0)	230.1
Discontinued operations assets	69.2	16.1	85.3	—	85.3
Separate account assets	3,817.6	(0.7)	3,816.9	—	3,816.9
Total assets	$21,439.9	$233.8	$21,673.7	$(185.7)	$21,488.0

LIABILITIES:
Policy liabilities and accruals(3)	$12,967.8	$(317.2)	$12,650.6	$(19.2)	$12,631.4
Policyholder deposit funds	2,429.4	2.8	2,432.2	—	2,432.2
Dividend obligations(4)	—	752.5	752.5	—	752.5
Indebtedness	426.9	—	426.9	—	426.9
Other liabilities	613.7	44.3	658.0	—	658.0
Discontinued operations liabilities	58.3	16.1	74.4	—	74.4
Separate account liabilities	3,817.6	(0.7)	3,816.9	—	3,816.9
Total liabilities	20,313.7	497.8	20,811.5	(19.2)	20,792.3

COMMITMENTS AND CONTINGENT
LIABILITIES (Notes 21 & 22)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million shares outstanding(5)	1.3	—	1.3	—	1.3
Additional paid-in capital	2,630.5	—	2,630.5	—	2,630.5
Accumulated other comprehensive income (loss)	(170.7)	(103.5)	(274.2)	43.5	(230.7)
Accumulated deficit	(1,155.4)	(163.3)	(1,318.7)	(210.0)	(1,528.7)
Treasury stock, at cost: 0.6 million shares(5)	(179.5)	—	(179.5)	—	(179.5)
Total The Phoenix Companies, Inc. stockholders’ equity	1,126.2	(266.8)	859.4	(166.5)	692.9
Noncontrolling interests	—	2.8	2.8	—	2.8
Total stockholders’ equity	1,126.2	(264.0)	862.2	(166.5)	695.7
Total liabilities and stockholders’ equity	$21,439.9	$233.8	$21,673.7	$(185.7)	$21,488.0
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

(4)	Dividend obligations were previously included in policy liabilities and accruals.
(5)	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Three months ended September 30, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
REVENUES:
Premiums	$117.4	$(5.5)	$111.9	$—	$111.9
Fee income	147.6	(1.1)	146.5	—	146.5
Net investment income	201.0	2.5	203.5	—	203.5
Net realized investment gains (losses):
Total OTTI losses	(31.0)	0.1	(30.9)	—	(30.9)
Portion of OTTI losses recognized in OCI	22.6	(1.4)	21.2	—	21.2
Net OTTI losses recognized in earnings	(8.4)	(1.3)	(9.7)	—	(9.7)
Net realized investment gains (losses), excluding OTTI losses	14.5	(14.9)	(0.4)	—	(0.4)
Net realized investment losses	6.1	(16.2)	(10.1)	—	(10.1)
Gain on debt repurchase	—	—	—	—	—
Total revenues	472.1	(20.3)	451.8	—	451.8

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	268.2	25.1	293.3	(0.2)	293.1
Policyholder dividends	51.5	2.0	53.5	—	53.5
Policy acquisition cost amortization	57.5	(14.9)	42.6	(7.5)	35.1
Interest expense on indebtedness	7.9	—	7.9	—	7.9
Other operating expenses	57.2	(0.2)	57.0	0.4	57.4
Total benefits and expenses	442.3	12.0	454.3	(7.3)	447.0
Income (loss) from continuing operations before income taxes	29.8	(32.3)	(2.5)	7.3	4.8
Income tax benefit	(6.7)	(1.2)	(7.9)	1.1	(6.8)
Income (loss) from continuing operations	36.5	(31.1)	5.4	6.2	11.6
Income (loss) from discontinued operations, net of income taxes	(4.7)	0.8	(3.9)	—	(3.9)
Net income (loss)	31.8	(30.3)	1.5	6.2	7.7
Less: Net income (loss) attributable to noncontrolling interests	—	(0.3)	(0.3)	—	(0.3)
Net income (loss) attributable to The Phoenix Companies, Inc.	$31.8	$(30.0)	$1.8	$6.2	$8.0

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Three months September 30, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$31.8	$(30.0)	$1.8	$6.2	$8.0
Less: Net income (loss) attributable to noncontrolling interests	—	(0.3)	(0.3)	—	(0.3)
Net income (loss)	31.8	(30.3)	1.5	6.2	7.7
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes(5)	(13.3)	17.7	4.4	1.6	6.0
Non-credit portion of OTTI losses recognized in OCI before income taxes(5)	22.4	(43.6)	(21.2)	—	(21.2)
Net pension liability adjustment before income taxes	1.1	(9.2)	(8.1)	—	(8.1)
Net unrealized other gains (losses) before income taxes	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes(5)	1.1	(1.1)	—	—	—
Other comprehensive income (loss) before income taxes	11.3	(36.2)	(24.9)	1.6	(23.3)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	(42.2)	20.8	(21.4)	(1.2)	(22.6)
Non-credit portion of OTTI losses recognized in OCI(5)	7.8	(15.3)	(7.5)	—	(7.5)
Net pension liability adjustment(5)	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—
Total income tax benefit	(34.4)	5.5	(28.9)	(1.2)	(30.1)
Other comprehensive income (loss), net of income taxes	45.7	(41.7)	4.0	2.8	6.8
Comprehensive income (loss)	77.5	(72.0)	5.5	9.0	14.5
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income taxes	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$77.5	$(71.7)	$5.8	$9.0	$14.8

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Three months ended September 30, 2011
	As previously reported	Correction of errors (1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
EARNINGS (LOSS) PER SHARE: (3)
Earnings (loss) from continuing operations – basic	$6.25	$(5.35)	NM	$1.07	$1.99
Earnings (loss) from continuing operations – diluted	$6.23	$(5.28)	NM	$1.05	$1.97
Earnings (loss) from discontinued operations – basic	$(0.80)	$0.14	NM	$—	$(0.67)
Earnings (loss) from discontinued operations – diluted	$(0.80)	$0.14	NM	$—	$(0.66)
Net earnings (loss) attributable to The Phoenix Companies, Inc. – basic	$5.44	$(5.16)	NM	$1.07	$1.38
Net earnings (loss) attributable to The Phoenix Companies, Inc. – diluted	$5.43	$(5.09)	NM	$1.05	$1.36
Basic weighted-average common shares outstanding (in thousands)	5,844	5,816 (4)	NM	5,816	5,816
Diluted weighted-average common shares outstanding (in thousands)	5,856	5,890 (4)	NM	5,890	5,890
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26). See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)	Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26).
(3)	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.
(4)	Weighted-average common shares outstanding have been updated to reflect the impact of an error which had no material impact to EPS information, basic or diluted, for any period presented.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Nine months ended September 30, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
REVENUES:
Premiums	$337.7	$(14.1)	$323.6	$—	$323.6
Fee income	456.0	(0.2)	455.8	—	455.8
Net investment income	612.6	15.5	628.1	—	628.1
Net realized investment gains (losses):
Total OTTI losses	(45.0)	0.4	(44.6)	—	(44.6)
Portion of OTTI losses recognized in OCI	27.9	(1.8)	26.1	—	26.1
Net OTTI losses recognized in earnings	(17.1)	(1.4)	(18.5)	—	(18.5)
Net realized investment gains (losses), excluding OTTI losses	10.1	(9.6)	0.5	—	0.5
Net realized investment losses	(7.0)	(11.0)	(18.0)	—	(18.0)
Gain on debt repurchase	—	—	—	—	—
Total revenues	1,399.3	(9.8)	1,389.5	—	1,389.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	800.0	45.4	845.4	3.2	848.6
Policyholder dividends	188.8	10.2	199.0	—	199.0
Policy acquisition cost amortization	172.0	(15.6)	156.4	(29.4)	127.0
Interest expense on indebtedness	23.7	—	23.7	—	23.7
Other operating expenses	175.4	10.6	186.0	1.1	187.1
Total benefits and expenses	1,359.9	50.6	1,410.5	(25.1)	1,385.4
Income (loss) from continuing operations before income taxes	39.4	(60.4)	(21.0)	25.1	4.1
Income tax expense (benefit)	2.4	(0.3)	2.1	7.4	9.5
Income (loss) from continuing operations	37.0	(60.1)	(23.1)	17.7	(5.4)
Income (loss) from discontinued operations, net of income taxes	(6.9)	0.8	(6.1)	—	(6.1)
Net income (loss)	30.1	(59.3)	(29.2)	17.7	(11.5)
Less: Net income (loss) attributable to noncontrolling interests	—	(0.4)	(0.4)	—	(0.4)
Net income (loss) attributable to The Phoenix Companies, Inc.	$30.1	$(58.9)	$(28.8)	$17.7	$(11.1)

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Nine months ended September 30, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$30.1	$(58.9)	$(28.8)	$17.7	$(11.1)
Net income (loss) attributable to noncontrolling interests	—	(0.4)	(0.4)	—	(0.4)
Net income (loss)	30.1	$(59.3)	$(29.2)	$17.7	$(11.5)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes(5)	19.9	36.0	55.9	4.4	60.3
Non-credit portion of OTTI losses recognized in OCI before income taxes(5)	23.4	(44.9)	(21.5)	—	(21.5)
Net pension liability adjustment before income taxes	5.2	(7.4)	(2.2)	—	(2.2)
Net unrealized other gains (losses) before income taxes	—	—	—	—	—
Net unrealized derivative instruments gains (losses) before income taxes(5)	(0.1)	0.1	—	—	—
Other comprehensive income (loss) before income taxes	48.4	(16.2)	32.2	4.4	36.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)(5)	(13.4)	29.6	16.2	(7.5)	8.7
Non-credit portion of OTTI losses recognized in OCI(5)	8.2	(15.8)	(7.6)	—	(7.6)
Net pension liability adjustment	—	—	—	—	—
Net unrealized other gains (losses)	—	—	—	—	—
Net unrealized derivative instruments gains (losses)	—	—	—	—	—
Total income tax expense (benefit)	(5.2)	13.8	8.6	(7.5)	1.1
Other comprehensive income net of income taxes	53.6	(30.0)	23.6	11.9	35.5
Comprehensive income (loss)	83.7	$(89.3)	$(5.6)	$29.6	$24.0
Less: Comprehensive income attributable to noncontrolling interests, net of income taxes	—	(0.4)	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$83.7	$(88.9)	$(5.2)	$29.6	$24.4

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Consolidated Statement of Comprehensive Income
($ in millions, except share data)	Nine months ended September 30, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective Adoption(2)	As restated and amended
EARNINGS (LOSS) PER SHARE: (3)
Earnings (loss) from continuing operations – basic	$6.34	$(10.34)	NM	$3.04	$(0.93)
Earnings (loss) from continuing operations – diluted	$6.33	$(10.34)	NM	$3.04	$(0.93)
Earnings (loss) from discontinued operations – basic	$(1.18)	$0.14	NM	$—	$(1.05)
Earnings (loss) from discontinued operations – diluted	$(1.18)	$0.14	NM	$—	$(1.05)
Net earnings (loss) attributable to The Phoenix Companies, Inc. – basic	$5.15	$(10.13)	NM	$3.04	$(1.91)
Net earnings (loss) attributable to The Phoenix Companies, Inc. – diluted	$5.15	$(10.13)	NM	$3.04	$(1.91)
Basic weighted-average common shares outstanding (in thousands)	5,840	5,814 (4)	NM	5,814	5,814
Diluted weighted-average common shares outstanding (in thousands)	5,849	5,814 (4)	NM	5,814	5,814
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26). See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)	Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26).
(3)	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.
(4)	Weighted-average common shares outstanding have been updated to reflect the impact of an error which had no material impact to EPS information, basic or diluted, for any period presented.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Consolidated Statement of Cash Flows
($ in millions)	For the period ended September 30, 2011
	As previously Reported(1)	Correction of errors(2)	Adjusted prior to the retrospective adoption	Retrospective Adoption(3)	As restated and amended

OPERATING ACTIVITIES:
Net income (loss)	$30.1	$(58.9)	$(28.8)	$17.7	$(11.1)
Net realized investment gains	7.0	11.0	18.0	—	18.0
Gain on debt repurchase	—	—	—	—	—
Policy acquisition costs deferred	(104.3)	38.6	(65.7)	1.1	(64.6)
Amortization of deferred policy acquisition costs	172.0	(15.6)	156.4	(29.4)	127.0
Amortization and depreciation	9.1	—	9.1	—	9.1
Interest credited	—	89.4	89.4	—	89.4
Equity in earnings of limited partnerships and other investments	—	(48.2)	(48.2)	—	(48.2)
Change in:
Accrued investment income	(66.9)	(42.9)	(109.8)	—	(109.8)
Deferred income taxes	1.3	(11.4)	(10.1)	7.4	(2.7)
Receivables	(7.6)	18.2	10.6	—	10.6
Policy liabilities and accruals	(175.9)	(190.8)	(366.7)	3.2	(363.5)
Dividend obligations	—	16.2	16.2	—	16.2
Impact of operating activities of consolidated investment entities, net	—	(2.7)	(2.7)	—	(2.7)
Other operating activities, net	(10.4)	(23.8)	(34.2)	—	(34.2)
Cash from (for) continuing operations	(145.6)	(220.9)	(366.5)	—	(366.5)
Discontinued operations, net	6.2	(6.2)	—	—	—
Cash used for operating activities	(139.4)	(227.1)	(366.5)	—	(366.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(5,017.7)	2,763.8	(2,253.9)	—	(2,253.9)
Available-for-sale equity securities	—	(5.7)	(5.7)	—	(5.7)
Derivative instruments	—	(32.9)	(32.9)	—	(32.9)
Fair value investments	—	(35.0)	(35.0)	—	(35.0)
Other investments	—	(1.1)	(1.1)	—	(1.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	4,540.3	(2,778.1)	1,762.2	—	1,762.2
Available-for-sale equity securities	—	1.9	1.9	—	1.9
Derivative instruments	—	61.4	61.4	—	61.4
Fair value investments	—	10.9	10.9	—	10.9
Other investments	—	22.0	22.0	—	22.0
Contributions to limited partnerships and limited liability corporations	—	(67.1)	(67.1)	—	(67.1)
Distributions from limited partnerships and limited liability corporations	—	78.7	78.7	—	78.7
Policy loans, net	34.1	67.7	101.8	—	101.8
Impact of investing activities of consolidated investment entities, net	—	—	—	—	—
Other investing activities, net	—	(4.6)	(4.6)	—	(4.6)
Premises and equipment additions	(3.4)	3.4	—	—	—
Discontinued operations, net	(4.9)	4.9	—	—	—
Cash provided by (used for) investing activities	(451.6)	90.2	(361.4)	—	(361.4)

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Consolidated Statement of Cash Flows
($ in millions)	For the period ended September 30, 2011
	As previously reported	Correction of errors(2)	Adjusted prior to the retrospective adoption	Retrospective Adoption(3)	As restated and amended

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,068.6	267.7	1,336.3	—	1,336.3
Policyholder deposit fund withdrawals	(450.7)	(469.7)	(920.4)	—	(920.4)
Net transfers to/from separate accounts	—	344.1	344.1	—	344.1
Impact of financing activities of consolidated investment entities, net	—	1.3	1.3	—	1.3
Cash provided by financing activities	617.9	143.4	761.3	—	761.3
Change in cash and cash equivalents	26.9	6.5	33.4	—	33.4
Change in cash included in discontinued operations assets	—	1.2	1.2	—	1.2
Cash and cash equivalents, beginning of period	121.9	(28.2)	93.7	—	93.7
Cash and cash equivalents, end of period	$148.8	$(20.5)	$128.3	$—	$128.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$(6.2)	$—	$(6.2)	$—	$(6.2)
Interest expense on indebtedness paid	$(23.0)	$2.6	$(20.4)	$—	$(20.4)

Non-Cash Transactions During the Year
Investment exchanges	$—	$54.5	$54.5	$—	$54.5
———————
(1)
Operating activities of the consolidated statement of cash flows for the period ended September 30, 2011 was previously reported using the direct method. Reported numbers herein reflect adjustment to indirect method currently presented.

(2)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26). See footnote 3 for additional information regarding these amounts and the retrospective adoption.

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

3.      Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our interim consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements. As of December 31, 2011, the Company changed from the direct to the indirect method of reporting its consolidated cash flow statement. All earnings per share and weighted-average common shares outstanding for the current and all prior periods reflect the 1-for-20 reverse stock split which was effective on August 10, 2012.

In addition, certain prior period amounts have been reclassified to conform to the current year presentation, primarily as a result of (i) the adoption of new accounting standards described more fully below and (ii) the 1-for-20 reverse stock split noted above. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of full year results.

These interim financial statements should be read in conjunction with the restated and amended consolidated financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities: limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

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

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with U.S. GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholders’ equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance was adopted in the first quarter of 2012. Disclosures in Note  13 reflect the prospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012 and included in the restated and amended financial statements contained in the 2012 Form 10-K. The cumulative effect of retrospective adoption reduced deferred policy acquisition costs and beginning stockholders’ equity as of January 1, 2012 by $166.5 million primarily related to lower deferrals associated with expenses not directly related to new policy sales.

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our restated and amended consolidated financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K. There have been no significant changes since the filing of the restated year-end December 31, 2011 consolidated financial statements discussed above.

4.      Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $595.0 million and $564.3 million as of September 30, 2012 and December 31, 2011, respectively, and is recorded within receivables in the consolidated balance sheets. Other reinsurance activity is shown below.

4.      Reinsurance (continued)

Direct Business and Reinsurance	Three Months Ended		Nine Months Ended
in Continuing Operations:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Direct premiums	$133.4	$151.8	$411.6	$463.6
Premiums assumed from reinsureds	1.9	2.8	6.1	7.8
Premiums ceded to reinsurers(1)	(40.5)	(42.7)	(127.1)	(147.8)
Premiums	$94.8	$111.9	$290.6	$323.6
Percentage of amount assumed to net premiums	2.0%	2.5%	2.1%	2.4%

Direct policy benefits incurred	$191.9	$183.0	$574.1	$587.3
Policy benefits assumed from reinsureds	30.0	2.0	67.9	7.8
Policy benefits ceded to reinsurers	(49.3)	(58.8)	(200.1)	(194.0)
Premiums paid to reinsurers(2)	28.1	28.5	69.5	75.4
Policy benefits(3)	$200.7	$154.7	$511.4	$476.5
———————
(1)	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.
(2)
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

(3)
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders, and other items, which total $151.8 million and $138.4 million, net of reinsurance, for the three months ended September 30, 2012 and 2011, respectively and $377.5 million and $372.1 million, net of reinsurance, for the nine months ended September 30, 2012 and 2011, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2012, five major reinsurance companies account for approximately 65% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at September 30, 2012 and December 31, 2011. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

5.      Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities as of:	Sept 30,	Dec 31,
($ in millions)	2012	2011	Inception
		As restated and amended

Debt securities	$6,424.1	$6,323.5	$4,773.1
Equity securities	9.4	12.6	—
Limited partnerships and other investments	342.3	338.0	399.0
Policy loans	1,249.6	1,280.4	1,380.0
Fair value investments	33.0	27.8	—
Total closed block investments	8,058.4	7,982.3	6,552.1
Cash and cash equivalents	30.8	15.1	—
Accrued investment income	91.1	94.2	106.8
Receivables	74.0	68.8	35.2
Deferred income taxes	231.2	226.8	389.4
Other closed block assets	49.3	39.2	6.2
Total closed block assets	8,534.8	8,426.4	7,089.7
Policy liabilities and accruals	8,487.2	8,680.4	8,301.7
Policyholder dividends payable	235.1	241.0	325.1
Policy dividend obligation	755.8	511.5	—
Other closed block liabilities	63.8	41.0	12.3
Total closed block liabilities	9,541.9	9,473.9	8,639.1
Excess of closed block liabilities over closed block assets(1)	$1,007.1	$1,047.5	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(4.1)	(1.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$1,011.2	$1,048.9
———————
(1)
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in	Three Months Ended		Nine Months Ended
Policyholder Dividend Obligations:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Closed block revenues
Premiums	$89.5	$100.5	$270.1	$298.0
Net investment income	115.7	113.2	343.5	358.2
Net realized investment gains (losses)	7.5	(4.3)	9.4	(1.6)
Total revenues	212.7	209.4	623.0	654.6
Policy benefits, excluding dividends	120.1	143.6	364.8	415.4
Other operating expenses	1.3	1.5	3.6	4.4
T Total benefits and expenses, excluding policyholder dividends	121.4	145.1	368.4	419.8
Closed block contribution to income before dividends and income taxes	91.3	64.3	254.6	234.8
Policyholder dividends	(80.9)	(53.6)	(221.6)	(198.8)
Closed block contribution to income before income taxes	10.4	10.7	33.0	36.0
Applicable income tax expense	3.6	3.8	11.5	12.6
Closed block contribution to income	6.8	7.0	21.5	23.5
Less: Closed block contribution to income attributable to noncontrolling interests	0.4	(0.2)	0.4	(0.2)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.4	$7.2	$21.1	$23.7

5.      Demutualization and Closed Block (continued)

Closed Block Policyholder Dividend Obligation as of:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated and amended
Policyholder dividend obligation
Policyholder dividends provided through earnings	$221.6	$258.7
Policyholder dividends provided through OCI	171.5	158.6
Additions to policyholder dividend liabilities	393.1	417.3
Policyholder dividends paid	(154.7)	(251.3)
Increase in policyholder dividend liabilities	238.4	166.0
Policyholder dividend liabilities, beginning of period	752.5	586.5
Policyholder dividend liabilities, end of period	990.9	752.5
Policyholder dividends payable, end of period	(235.1)	(241.0)
Policyholder dividend obligation, end of period	$755.8	$511.5

The policyholder dividend obligation includes approximately $153.0 million and $72.4 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of September 30, 2012 and December 31, 2011 respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of September 30, 2012 and December 31, 2011, the policyholder dividend obligation also includes $602.8 million and $439.1 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

6.      Deferred Policy Acquisition Costs

On January 1, 2012, the Company adopted the amendments to ASC 944, Financial Services – Insurance (ASU 2010-26) as further discussed in Note 3 to these financial statements. Also refer to Note 3 for discussion of accounting policy related to deferral and amortization of acquisition costs.

The balances of and changes in deferred policy acquisition costs as of and for the periods ended September 30, are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended
Policy acquisition costs deferred	$18.0	$28.6	$56.2	$64.6
Costs amortized to expenses:
Recurring costs	(5.5)	(43.3)	(103.4)	(134.4)
Assumption unlocking	(46.3)	2.8	(46.3)	2.8
Realized investment gains (losses)	(20.0)	5.7	(14.9)	4.6
Off Offsets to net unrealized investment gains or losses included in AOCI(1)	(15.1)	(17.1)	(66.4)	(43.5)
Change in deferred policy acquisition costs	(68.9)	(23.3)	(174.8)	(105.9)
De Deferred policy acquisition costs, beginning of period	1,013.3	1,156.1	1,119.2	1,238.7
Deferred policy acquisition costs, end of period	$944.4	$1,132.8	$944.4	$1,132.8
———————
(1)
An offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

During the three months and nine months ended September 30, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

7.      Sales inducements

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

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Deferred asset, beginning of period	$47.8	$40.6	$50.2	$20.9
Sales inducements deferred	2.7	12.2	12.4	39.1
Amortization charged to income	(2.1)	(0.5)	(6.2)	(7.7)
Offsets to net unrealized investment gains or losses included in AOCI	10.2	(11.1)	2.2	(11.1)
Deferred asset, end of period	$58.6	$41.2	$58.6	$41.2

8.      Investing activities

Debt and equity securities

The following tables present the fixed maturity and equity securities available-for-sale by sector held at September 30, 2012 and December 31, 2011, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$872.8	$65.3	$(5.4)	$932.7	$—
State and political subdivision	309.1	38.5	(3.1)	344.5	—
Foreign government	180.2	34.4	—	214.6	—
Corporate	6,736.1	757.2	(86.9)	7,406.4	(5.8)
Commercial mortgage-backed (“CMBS”)	905.9	75.7	(8.3)	973.3	(21.8)
Residential mortgage-backed (“RMBS”)	1,808.5	102.4	(29.3)	1,881.6	(98.5)
CDO/CLO	242.9	4.0	(30.4)	216.5	(28.5)
Other asset-backed	453.0	27.1	(13.0)	467.1	5.9
Available-for-sale debt securities	$11,508.5	$1,104.6	$(176.4)	$12,436.7	$(148.7)

Amounts applicable to the closed block	$5,810.7	$665.7	$(52.3)	$6,424.1	$(49.4)

Available-for-sale equity securities	$28.2	$9.4	$(6.7)	$30.9	$—
					—
Amounts applicable to the closed block	$11.2	$1.7	$(3.5)	$9.4	$—
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

(2)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Maturities of Debt Securities:	September 30, 2012
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$930.5	$942.0
Due after one year through five years	2,048.2	2,224.5
Due after five years through ten years	2,621.4	2,917.6
Due after ten years	2,498.1	2,814.2
CMBS/RMBS/ABS/CDO/CLO(1)	3,410.3	3,538.4
Total	$11,508.5	$12,436.7
———————
(1)	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of September 30, 2012, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

 8.      Investing activities (continued)
The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated and amended
Fixed maturities, available-for-sale
Proceeds from sales	$998.9	$1,087.2
Proceeds from maturities/repayments	1,252.3	1,264.0
Gross investment gains from sales, prepayments and maturities	41.4	13.6
Gross investment losses from sales and maturities	(4.9)	(6.0)

Equity securities, available-for-sale
Proceeds from sales	$8.1	$9.4
Gross investment gains from sales	5.0	3.8
Gross investment losses from sales	(0.3)	(0.1)

Aging of Temporarily Impaired Securities:	As of September 30, 2012
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$0.9	$—	$35.5	$(5.4)	$36.4	$(5.4)
State and political subdivision	12.8	(0.8)	6.7	(2.3)	19.5	(3.1)
Foreign government	—	—	—	—	—	—
Corporate	152.5	(7.5)	362.3	(79.4)	514.8	(86.9)
CMBS	10.7	—	51.3	(8.3)	62.0	(8.3)
RMBS	37.7	(0.3)	274.7	(29.0)	312.4	(29.3)
CDO/CLO	22.9	(2.9)	145.1	(27.5)	168.0	(30.4)
Other asset-backed	21.1	(1.3)	36.8	(11.7)	57.9	(13.0)
Debt securities	258.6	(12.8)	912.4	(163.6)	1,171.0	(176.4)
Equity securities	1.1	(0.2)	6.3	(6.5)	7.4	(6.7)
Total temporarily impaired securities	$259.7	$(13.0)	$918.7	$(170.1)	$1,178.4	$(183.1)

Amounts inside the closed block	$106.6	$(5.1)	$394.6	$(50.7)	$501.2	$(55.8)

Amounts outside the closed block	$153.1	$(7.9)	$524.1	$(119.4)	$677.2	$(127.3)

Amounts outside the closed block that are below investment grade	$46.6	$(4.2)	$177.8	$(75.0)	$224.4	$(79.2)

Number of securities		70		230		300

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value depressed by more than 20% of amortized cost totaled $62.0 million at September 30, 2012, of which $61.0 million was depressed by more than 20% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value depressed by more than 20% of amortized cost totaled $12.3 million at September 30, 2012, of which $12.3 million was depressed by more than 20% of amortized cost for more than 12 months.

8.      Investing activities (continued)

As of September 30, 2012, available-for-sale securities in an unrealized loss position for over 12 months consisted of 223 debt securities and seven equity securities. The debt securities primarily relate to municipal securities, asset backed securities, and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these fixed maturity securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for more than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for the prior four quarters on these securities, additional information is obtained related to company performance in the third quarter of 2012 which would not indicate that the additional losses are other-than-temporary.

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

8.	Investing Activities (continued)

As of December 31, 2011, available-for-sale securities in an unrealized loss position for over 12 months consisted of 302 debt securities and two equity securities. The debt securities primarily relate to municipal securities, asset backed securities, and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these fixed maturity securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for more than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for the prior four quarters on these securities, additional information is obtained related to company performance in the fourth quarter of 2011 which would not indicate that the additional losses are other-than-temporary.

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first nine months of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $7.1 million for the third quarter of 2012 and $9.7 million for the third quarter of 2011 and $17.5 million for the first nine months of 2012 and $18.5 million for the first nine months of 2011. There were equity security OTTIs of $0 and $1.5 million for the three and nine months ended September 30, 2012 and no equity security OTTIs for the three months and nine months ended September 30, 2011. There were limited partnerships and other investment OTTIs of $0.3 million and $0.3 million, respectively, for the three and nine months ended September 30, 2012. There were no limited partnership and other investment OTTIs for the first nine months of 2011.

8.	Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.2) million for the third quarter of 2012, $21.2 million for the third quarter of 2011, $11.3 million for the first nine months of 2012 and $26.1 million for the first nine months of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Balance, beginning of period	$(78.8)	$(70.8)	$(79.1)	$(65.8)
Add: Credit losses on securities not previously impaired(1)	(1.5)	(3.4)	(3.8)	(9.1)
Add: Credit losses on securities previously impaired(1)	(5.6)	(2.4)	(11.8)	(4.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	5.3	4.0	14.1	6.9
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(80.6)	$(72.6)	$(80.6)	$(72.6)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated and amended
Limited partnerships
Private equity funds	$236.3	$233.0
Mezzanine funds	195.6	191.9
Infrastructure funds	40.0	35.4
Hedge funds	13.5	14.9
Mortgage and real estate funds	7.9	12.4
Leverage leases	18.3	24.1
Direct equity investments	21.6	28.5
Life settlements	20.6	21.1
Other alternative assets	5.4	4.0
Limited partnerships and other investments	$559.2	$565.3

Amounts applicable to the closed block	$342.3	$338.0

Summarized financial information for these equity method investees is reported on a three-month delay due to the timing of financial statements as of the current reporting period.

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts on structured securities, based on yields which are changed due to expectations in projected principal and interest cash flows, dividend income from common and preferred stock, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

8.	Investing Activities (continued)

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Debt securities	$158.9	$153.8	$462.2	$457.4
Equity securities	0.5	0.5	2.4	1.1
Limited partnerships and other investments	14.0	13.6	48.5	48.1
Policy loans	35.7	42.5	120.7	128.1
Fair value investments	(0.1)	(4.4)	1.5	0.1
Total investment income	209.0	206.0	635.3	634.8
Less: Discontinued operations	0.4	0.5	1.6	1.5
Less: Investment expenses	3.5	2.0	10.4	5.2
Net investment income	$205.1	$203.5	$623.3	$628.1

Amounts applicable to the closed block	$115.7	$113.2	$343.5	$358.2

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Total other-than-temporary debt impairments	$(6.9)	$(30.9)	$(28.8)	$(44.6)
Portion of loss recognized in OCI	(0.2)	21.2	11.3	26.1
Net debt impairment losses recognized in earnings	$(7.1)	$(9.7)	$(17.5)	$(18.5)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(3.2)	(0.6)	(7.5)
CMBS	(3.3)	(2.5)	(4.5)	(2.5)
RMBS	(2.6)	(2.5)	(10.4)	(7.0)
CDO/CLO	(0.7)	(1.2)	(0.7)	(1.2)
Other asset-backed	(0.5)	(0.3)	(1.3)	(0.3)
Net debt security impairments	(7.1)	(9.7)	(17.5)	(18.5)
Equity security impairments	—	—	(1.5)	—
Limited partnerships and other investment impairments	(0.3)	—	(0.3)	—
Impairment losses	(7.4)	(9.7)	(19.3)	(18.5)
Debt security transaction gains	33.4	1.8	41.4	13.1
Debt security transaction losses	(1.3)	(1.0)	(4.9)	(3.9)
Equity security transaction gains	5.0	—	5.0	0.1
Equity security transaction losses	(0.2)	(0.1)	(0.3)	(0.1)
Limited partnerships and other investment transaction gains	5.5	0.2	6.8	2.6
Limited partnerships and other investment transaction losses	(1.5)	(0.4)	(2.5)	(2.4)
Net transaction gains	40.9	0.5	45.5	9.4
Derivative instruments	(14.2)	52.3	(33.4)	35.7
Embedded derivatives(1)	7.1	(50.5)	6.9	(42.9)
Fair value investments	1.1	(2.7)	1.9	(1.7)
Net realized investment gains (losses), excluding impairment losses	34.9	(0.4)	20.9	0.5
Net realized investment gains (losses), including impairment losses	$27.5	$(10.1)	$1.6	$(18.0)
———————
(1)	Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 11 to these financial statements for additional disclosures.

8.	Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Debt securities	$193.6	$93.2	$398.2	$252.0
Equity securities	(3.3)	(4.3)	(0.4)	(3.8)
Other investments	—	(0.1)	—	(0.1)
Net unrealized investment gains	$190.3	$88.8	$397.8	$248.1

Net unrealized investment gains	$190.3	$88.8	$397.8	$248.1
Applicable closed block policyholder dividend obligation	84.7	73.5	171.5	155.4
Applicable deferred policy acquisition cost	15.1	17.1	66.4	43.5
Applicable other actuarial offsets	58.9	13.4	77.6	10.4
Applicable deferred income tax expense	38.6	(30.1)	83.5	1.1
Offsets to net unrealized investment gains	197.3	73.9	399.0	210.4
Net unrealized investment gains (losses) included in OCI	$(7.0)	$14.9	$(1.2)	$37.7

The following table presents the total assets and total liabilities relating to consolidated VIEs at September 30, 2012 and December 31, 2011.

Carrying Value of Assets and Liabilities for	September 30, 2012			December 31, 2011
Consolidated Variable Interest Entities:				As restated and amended
($ in millions)			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss(1)	Assets	Liabilities	to Loss(1)

Debt securities, at fair value(2)	$3.6	$—	$3.5	$0.3	$—	$0.2
Equity securities, at fair value(2)	22.7	—	18.5	27.8	—	26.5
Cash and cash equivalents	9.7	—	9.5	3.5	—	3.3
Investment in partnership interests	15.4	—	15.4	14.6	—	14.6
Investment in single asset LLCs	5.0	—	4.1	1.7	—	1.0
Other assets	0.2	—	0.2	0.1	—	—
Total assets of consolidated VIEs	$56.6	$—	$51.2	$48.0	$—	$45.6
Other liabilities	—	0.1	0.1	—	0.1	0.1
Total liabilities of consolidated VIEs	$—	$0.1	$0.1	$—	$0.1	$0.1
———————
(1)
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above for September 30, 2012 and December 31, 2011 excludes unfunded commitments of $3.1 million and $3.6 million, respectively.

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

8.	Investing Activities (continued)

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

Carrying Value of Assets and Liabilities	September 30, 2012			December 31, 2011
and Maximum Exposure Loss Relating				As restated and amended
to Variable Interest Entities:			Maximum			Maximum
($ in millions)			Exposure			Exposure
	Assets	Liabilities	to Loss(1)	Assets	Liabilities	to Loss(1)

Limited partnerships	$125.6	$—	$192.4	$133.2	$—	$201.6
LLCs	3.3	—	3.3	8.5	—	8.5
Total	$128.9	$—	$195.7	$141.7	$—	$210.1
———————
(1)
Creditors or beneficial interest holders of the VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2012, we were exposed to the credit concentration risk of one single issuer, Deutsche Bank AG, representing 10.8% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. Included in fixed maturities are below-investment-grade assets totaling $1,010.1 million and $949.6 million at September 30, 2012 and December 31, 2011, respectively. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of September 30, 2012, we held derivative assets, net of liabilities, with a fair value of $131.6 million. Derivative credit exposure was diversified with ten different counterparties. We also had debt securities of these issuers with a fair value of $172.8 million as of September 30, 2012. Our maximum amount of loss due to credit risk with these issuers was $304.4 million as of September 30, 2012. See Note  12 to these financial statements for more information regarding derivatives.

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

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of September 30, 2012. During the nine months ended September 30 2012, no repurchases were made. During 2011, we repurchased $0.8 million of par value of these bonds for $0.6 million, resulting in a gain of $0.2 million.

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

Future minimum annual principal payments on indebtedness as of September 30, 2012 are $252.7 million in 2032 and $126.7 million in 2034. There are no debt maturities in 2013 through 2018.

9.      Financing Activities (continued)

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011

Surplus notes	$3.1	$3.1	$9.4	$9.4
Senior unsecured bonds	4.8	4.8	14.3	14.3
Interest expense on indebtedness	$7.9	$7.9	$23.7	$23.7

10.           Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock. The Company affected a 1-for-20 reverse stock split of its common stock following market close on August 10, 2012 which resulted in a decrease in the common stock balance with a corresponding increase in the additional paid in capital balance. As part of the reverse stock split, the par value remained at $0.01 per share. No fractional shares were issuable in connection with the reverse stock split. Instead, shareholders were entitled to receive cash in lieu of fractional shares, based on the closing price of the Company’s common stock on August 10, 2012. As a result of the reverse stock split, an aggregate of $2.9 million was payable to shareholders for such fractional shares.

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

On September 20, 2012, the Board of Directors (the “Board”) of the Company authorized a program to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding common stock shares. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated, effective September 20, 2012, the Company’s existing stock repurchase program, which was announced on August 5, 2002. There were no repurchases in 2012.

Through September 30, 2012, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of September 30, 2012, we had 5.7 million shares outstanding, net of 0.7 million common shares of treasury stock. Shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of September 30, 2012, we also had 0.5 million common shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.2 million shares). Please note that these share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which became effective on August 10, 2012.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.2% of our outstanding common stock. In the three months ended September 30, 2012 and September 30, 2011, we incurred $0.5 million and $0.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

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

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives
(continued)

Assets with fair value and carrying value of $1.7 billion supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHLVIC. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the quarter ended September 30, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	Sept 30,	Dec 31,
($ in millions)	2012	2011

Debt securities	$495.5	$515.4
Equity funds	1,902.8	1,883.3
Other	73.1	81.7
Total	$2,471.4	$2,480.4

Death benefits and other insurance benefit features

Variable annuity guaranteed benefits

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

●
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

●
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

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	September 30, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$16.4	$17.8
Incurred	(0.4)	3.8
Paid	(1.0)	—
Assumption unlocking	—	(0.2)
Liability balance as of September 30, 2012	$15.0	$21.4

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives
(continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	As restated and amended
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$17.7	$18.1
Incurred	0.8	(0.7)
Paid	(2.1)	—
Assumption unlocking	—	0.4
Liability balance as of December 31, 2011	$16.4	$17.8

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in the 2012 Form 10-K:

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
September 30, 2012
GMDB return of premium	$819.9	$8.0	62
GMDB step up	1,994.0	30.2	62
GMDB earnings enhancement benefit (“EEB”)	39.0	0.1	63
GMDB greater of annual step up and roll up	27.5	7.5	66
Total GMDB at September 30, 2012	2,880.4	$45.8
Less: General account value with GMDB	427.1
Subtotal separate account liabilities with GMDB	2,453.3
Separate account liabilities without GMDB	942.1
Total separate account liabilities	$3,395.4
GMIB(1) at September 30, 2012	$427.3		63

December 31, 2011 as restated and amended
GMDB return of premium	$839.6	$22.5	61
GMDB step up	1,999.5	99.1	62
GMDB earnings enhancement benefit (“EEB”)	39.8	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	2,906.0	$130.8
Less: General account value with GMDB	444.1
Subtotal separate account liabilities with GMDB	2,461.9
Separate account liabilities without GMDB	1,355.0
Total separate account liabilities	$3,816.9
GMIB(1) at December 31, 2011	$442.1		63
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

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Sept 30,	Dec 31,
	2012	2011
		As restated and amended

Liability balance, beginning of period	$5.6	$0.5
Incurred	32.3	5.1
Paid	—	—
Liability balance, end of period	$37.9	$5.6

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

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	GMWB & GMDB
	Sept 30,	Dec 31,
	2012	2011
		As restated and amended

Liability balance, beginning of period	$115.9	$104.5
Incurred	15.0	34.6
Paid	(7.2)	(6.2)
Assumption unlocking	—	(17.0)
Liability balance, end of period	$123.7	$115.9

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form 10-K. These features are accounted for as embedded derivatives as described below.

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives
(continued)

Non-Insurance Guaranteed Product Features:		Average
($ in millions)		Attained
	Account	Age of
	Value	Annuitant
September 30, 2012
GMWB	$590.6	63
GMAB	397.2	58
COMBO	10.2	61
Total at September 30, 2012	$998.0

December 31, 2011 as restated and amended
GMWB	$572.5	62
GMAB	385.6	57
COMBO	10.1	61
Total at December 31, 2011	$968.2

Variable Annuity Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated
		and amended

GMWB	$19.0	$23.6
GMAB	17.1	25.3
COMBO	(0.4)	(0.3)
Total variable annuity embedded derivative liabilities	$35.7	$48.6

There were no benefit payments made for the GMWB and GMAB during 2012 and 2011. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value within policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of comprehensive income. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. The fair value of these embedded derivatives was $48.7 million and $35.9 million as of September 30, 2012 and December 31 2011, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options as described in Note 12 to these financial statements.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2012 are $7.1 million and $6.9 million. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2011 are $(50.5) million and $(42.9) million.

12.      Derivative Instruments

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2012 and December 31, 2011, $9.3 million and $8.0 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives do not qualify for hedge accounting. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	September 30, 2012
	Maturity	Amount	Assets	Liabilities(1)

Interest rate swaps	2016-2027	$180.0	$16.8	$8.2
Variance swaps	2015-2017	0.9	—	3.1
Swaptions	2024	25.0	—	—
Put options	2015-2022	406.0	80.9	—
Call options(2)	2013-2017	1,261.7	77.4	48.7
Cross currency swaps	2016	10.0	0.2	—
Equity futures	2013	184.2	19.8	—
Total derivative instruments		$2,067.8	$195.1	$60.0
———————
(1)	Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(2)	Includes a contingent receivable of $3.5 million.

Derivative Instruments:			Fair Value as of
($ in millions)			December 31, 2011
		Notional	As restated and amended
	Maturity	Amount	Assets	Liabilities(1)

Interest rate swaps	2017-2026	$131.0	$13.7	$5.2
Variance swaps	2015-2017	0.9	2.8	—
Swaptions	2024	25.0	0.2	—
Put options	2015-2022	406.0	95.4	—
Call options(2)	2012-2016	700.4	31.4	19.0
Cross currency swaps	2012-2016	15.0	0.2	—
Equity futures	2012	70.0	18.5	—
Total derivative instruments		$1,348.3	$162.2	$24.2
———————
(1)	Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(2)	Includes a contingent receivable of $3.4 million.

12.      Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Nine Months Ended
Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Interest rate swaps	$(0.4)	$9.0	$0.5	$10.5
Variance swaps	(1.8)	5.1	(6.4)	3.5
Swaptions	—	(0.4)	(0.2)	(1.3)
Put options	(8.4)	32.9	(14.6)	24.3
Call options	7.4	(11.0)	7.6	(11.0)
Equity futures	(11.1)	15.6	(20.5)	9.9
Cross currency swaps	0.1	1.1	0.2	(0.2)
Embedded derivatives	7.1	(50.5)	6.9	(42.9)
Total derivative instrument losses recognized in realized investment gains (losses)	$(7.1)	$1.8	$(26.5)	$(7.2)

Contingent features

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2012 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

13.      Fair Value of Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The input levels are defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds and exchange-traded equities.
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include government-backed mortgage products, certain collateralized mortgage and debt obligations and certain high-yield debt securities.
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs reflect management’s own assumptions about inputs in which market participants would use in pricing these types of assets or liabilities. Level 3 financial instruments include values which are determined using pricing models and third-party evaluation. Additionally, the determination of some fair value estimates utilizes significant management judgments or best estimates.

13.      Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

Fair Values of Financial Instruments by Level:	As of September 30, 2012
($ in millions)	Level 1	Level 2	Level 3		Total

Assets
Available-for-sale debt securities
U.S. government and agency	$499.7	$112.4	$320.6	(1)	$932.7
State and political subdivision	—	151.6	192.9		344.5
Foreign government	—	159.6	55.0		214.6
Corporate	—	3,673.2	3,733.2		7,406.4
CMBS	—	899.6	73.7		973.3
RMBS	—	1,048.8	832.8		1,881.6
CDO/CLO	—	—	216.5		216.5
Other asset-backed	—	146.1	321.0		467.1
Available-for-sale equity securities	1.6	—	29.3		30.9
Derivative assets	19.8	175.3	—		195.1
Fair value investments(2)	31.8	17.9	164.1		213.8
Separate account assets	3,395.4	—	—		3,395.4
Total assets	$3,948.3	$6,384.5	$5,939.1		$16,271.9
Liabilities
Derivative liabilities	$—	$60.0	$—		$60.0
Embedded derivatives	—	—	84.4		84.4
Total liabilities	$—	$60.0	$84.4		$144.4
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.
(2)
Fair value investments at September 30, 2012 include $144.3 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $22.8 million as of September 30, 2012. Changes in the fair value of these assets are recorded through net investment income. Additionally, $46.7 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.7 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2012.

13.      Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3		Total

Assets
Available-for-sale debt securities
U.S. government and agency	$268.2	$137.4	$336.2	(1)	$741.8
State and political subdivision	—	165.2	116.6		281.8
Foreign government	—	153.4	51.8		205.2
Corporate	—	3,056.7	3,501.5		6,558.2
CMBS	—	1,028.7	100.6		1,129.3
RMBS	—	1,162.8	944.2		2,107.0
CDO/CLO	—	–	232.4		232.4
Other asset-backed	—	205.8	335.5		541.3
Available-for-sale equity securities	1.5	4.8	29.4		35.7
Derivative assets	18.9	143.3	—		162.2
Fair value investments(2)	23.7	15.5	144.8		184.0
Separate account assets	3,738.6	78.3	—		3,816.9
Total assets	$4,050.9	$6,151.9	$5,793.0		$15,995.8
Liabilities
Derivative liabilities	$—	$24.2	$—		$24.2
Embedded derivatives	—	—	84.5		84.5
Total liabilities	$—	$24.2	$84.5		$108.7
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.
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

Available-for-sale debt securities as of September 30, 2012 and December 31, 2011, respectively are reported net of $33.9 million and $62.0 million of Level 2 investments included in discontinued assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of September 30, 2012
($ in millions)	Level 1	Level 2	Level 3	Total

Corporates
Consumer	$—	$1,056.5	$1,837.2	$2,893.7
Energy	—	245.8	144.3	390.1
Financial services	—	1,421.9	760.9	2,182.8
Technical/communications	—	149.9	35.8	185.7
Transportation	—	72.8	149.2	222.0
Utilities	—	519.5	623.9	1,143.4
Other	—	206.8	181.9	388.7
Total corporates	$—	$3,673.2	$3,733.2	$7,406.4

13.      Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3	Total

Corporates
Consumer	$—	$898.4	$1,662.4	$2,560.8
Energy	—	171.7	131.4	303.1
Financial services	—	1,221.3	721.9	1,943.2
Technical/communications	—	130.9	23.8	154.7
Transportation	—	60.2	187.4	247.6
Utilities	—	467.4	619.2	1,086.6
Other	—	106.8	155.4	262.2
Total corporates	$—	$3,056.7	$3,501.5	$6,558.2

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

Level 3 Financial Assets:	Three months ended September 30, 2012
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	included
	of period	Purchases	Sales	Level 3	Level 3	in income(1)	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency(2)	$322.9	$0.6	$(2.3)	$—	$—	$0.2	$(0.8)	$320.6
State and political subdivision	181.7	10.2	(0.4)	—	—	—	1.4	192.9
Foreign government	52.9	—	—	—	—	—	2.1	55.0
Corporate	3,702.2	88.4	(10.2)	—	(18.8)	—	(28.4)	3,733.2
CMBS	99.2	—	—	—	—	—	(25.5)	73.7
RMBS	857.5	3.8	(9.1)	—	—	(0.4)	(19.0)	832.8
CDO/CLO	207.6	—	(5.5)	—	—	0.5	13.9	216.5
Other asset-backed	297.5	3.5	(5.9)	32.5	—	(0.5)	(6.1)	321.0
Available-for-sale equity securities	36.0	—	—	—	—	(1.5)	(5.2)	29.3
Fair value investments	159.3	1.8	(10.2)	—	(1.4)	14.6	—	164.1
Total assets	$5,916.8	$108.3	$(43.6)	$32.5	$(20.2)	$12.9	$(67.6)	$5,939.1
———————
(1)	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.
(2)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

13.      Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three months ended September 30, 2011
($ in millions)	As restated and amended
						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	included
	of period	Purchases	Sales	Level 3	Level 3	in income(1)	in OCI	Total
Assets
A Available-for-sale debt securities
U.S. government and agency(2)	$331.7	$—	$(2.1)	$—	$—	$—	$22.5	$352.1
State and political subdivision	74.1	—	(0.7)	2.5	—	—	16.9	92.8
Foreign government	46.0	—	—	—	—	—	(7.1)	38.9
Corporate	3,276.7	26.9	(16.4)	175.0	(7.2)	(2.6)	(1.6)	3,450.8
CMBS	89.2	8.9	(2.0)	—	—	(2.5)	(9.8)	83.8
RMBS	1,022.9	44.0	(38.9)	—	—	(1.7)	(46.4)	979.9
CDO/CLO	230.5	10.1	(3.7)	—	—	(1.2)	(20.3)	215.4
Other asset-backed	357.1	7.8	(10.0)	—	—	(0.3)	(10.4)	344.2
A v Available-for-sale equity securities	39.9	—	—	1.1	—	—	(3.4)	37.6
Fair value investments	143.4	—	(1.0)	—	—	(5.6)	—	136.8
Total assets	$5,611.5	$97.7	$(74.8)	$178.6	$(7.2)	$(13.9)	$(59.6)	$5,732.3
———————
(1)	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.
(2)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine months ended September 30, 2012
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	included
	of period	Purchases	Sales	Level 3	Level 3	in income(1)	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency(2)	$336.2	$2.6	$(13.9)	$—	$—	$0.2	$(4.5)	$320.6
State and political subdivision	116.6	40.5	(2.5)	22.2	(8.3)	—	24.4	192.9
Foreign government	51.8	5.0	(0.1)	—	—	—	(1.7)	55.0
Corporate	3,501.5	457.6	(65.8)	56.3	(122.4)	(0.5)	(93.5)	3,733.2
CMBS	100.6	—	(8.2)	12.1	(37.1)	(4.2)	10.5	73.7
RMBS	944.2	2.9	(94.6)	—	—	(6.7)	(13.0)	832.8
CDO/CLO	232.4	9.9	(18.6)	—	—	1.3	(8.5)	216.5
Other asset-backed	335.5	17.2	(26.4)	0.1	(11.4)	(1.5)	7.5	321.0
Available-for-sale equity securities	29.4	5.6	—	4.8	—	(1.5)	(9.0)	29.3
Fair value investments	144.8	26.3	(9.0)	—	—	2.0	—	164.1
Total assets	$5,793.0	$567.6	$(239.1)	$95.5	$(179.2)	$(10.9)	$(87.8)	$5,939.1
———————
(1)	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.
(2)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

13.      Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine months ended September 30, 2011
($ in millions)	As restated and amended
						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	included
	of period	Purchases	Sales	Level 3	Level 3	in income(1)	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency(2)	$341.4	$5.2	$(7.9)	$6.9	$—	$—	$6.5	$352.1
State and political subdivision	67.1	10.0	(1.4)	—	—	—	17.1	92.8
Foreign government	47.1	—	—	—	(7.0)	—	(1.2)	38.9
Corporate	3,278.3	308.1	(51.7)	149.0	(95.9)	(7.0)	(130.0)	3,450.8
CMBS	91.7	5.0	(5.0)	8.4	(17.8)	(1.9)	3.4	83.8
RMBS	919.1	184.4	(77.2)	—	—	(3.1)	(43.3)	979.9
CDO/CLO	238.0	0.3	(6.2)	—	—	(0.8)	(15.9)	215.4
Other asset-backed	252.8	102.9	(30.9)	3.2	(6.0)	0.5	21.7	344.2
Available-for-sale equity securities	36.2	4.0	—	0.6	—	—	(3.2)	37.6
Fair value investments	126.0	13.6	(10.5)	—	—	7.7	—	136.8
Total assets	$5,397.7	$633.5	$(190.8)	$168.1	$(126.7)	$(14.6)	$(144.9)	$5,432.3
———————
(1)	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.
(2)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Balance, beginning of period	$89.3	$46.2	$84.5	$30.4
Net purchases/(sales)	2.2	(9.0)	6.8	14.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses(1)	(7.1)	50.5	(6.9)	42.9
Balance, end of period	$84.4	$87.8	$84.4	$87.8
———————
(1)	Realized gains and losses are included in net realized investment gains on the consolidated statements of comprehensive income.

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

13.      Fair Value of Financial Instruments (continued)

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: (1)	As of September 30, 2012
($ in millions)
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$282.8	Spread matrix	Yield	1.54% - 5.21% (2.98%)

State and political subdivision	$85.7	Discounted cash flow	Yield	1.80% - 3.41% (2.71%)

Foreign Government	$10.1	Spread matrix	Yield	2.11%

Corporate	$2,825.9	Spread matrix	Yield	1.53% - 6.86% (2.78%)

		Discounted cash flow	Yield	1.51% - 8.24% (3.16%)

CDO/CLO	$18.0	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Other asset-backed	$41.9	Discounted cash flow	Yield	2.41% - 5.38% (2.66%)

		Discounted cash flow	Prepayment rate	5%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)

Fair value option investments	$4.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%

———————
(1)	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

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

13.      Fair Value of Financial Instruments (continued)

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of September 30, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$48.7	Budget method	Swap curve	0.24% - 2.32%
(EIA VED)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.75%

Embedded derivatives (GMAB / GMWB)	$35.7	Risk neutral stochastic valuation methodology	Volatility surface	11.75% - 48.97%
			Swap curve	0.24% - 2.98%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.75%

Total Level 3 liabilities	$84.4

Level 3 Assets and Liabilities by Pricing Source:	As of September 30, 2012
($ in millions)	Internal(1)	External(2)	Total

Assets
Available-for-sale debt securities
U.S. government and agency(3)	$282.8	$37.8	$320.6
State and political subdivision	85.7	107.2	192.9
Foreign government	10.1	44.9	55.0
Corporate	2,825.9	907.3	3,733.2
CMBS	—	73.7	73.7
RMBS	—	832.8	832.8
CDO/CLO	18.0	198.5	216.5
Other asset-backed	41.9	279.1	321.0
Available-for-sale equity securities	—	29.3	29.3
Fair value investments	4.8	159.3	164.1
Total assets	$3,269.2	$2,669.9	$5,939.1
Liabilities
Embedded derivatives	$84.4	$—	$84.4
Total liabilities	$84.4	$—	$84.4
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

13.      Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2011
	As restated and amended
($ in millions)	Internal(1)	External(2)	Total

Assets
Available-for-sale debt securities
U.S. government and agency(3)	$315.4	$20.8	$336.2
State and political subdivision	30.9	85.7	116.6
Foreign government	10.4	41.4	51.8
Corporate	2,662.8	838.7	3,501.5
CMBS	—	100.6	100.6
RMBS	—	944.2	944.2
CDO/CLO	199.3	33.1	232.4
Other asset-backed	59.1	276.4	335.5
Available-for-sale equity securities	—	29.4	29.4
Fair value investments	37.9	106.9	144.8
Total assets	$3,315.8	$2,477.2	$5,793.0
Liabilities
Embedded derivatives	$84.5	$—	$84.5
Total liabilities	$84.5	$—	$84.5
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of September 30, 2012		As of December 31, 2011
of Financial Instruments:	Fair Value			As restated and amended
($ in millions)	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value

Financial assets:
Policy loans	Level 3	$2,338.4	$2,326.8	$2,379.3	$2,367.7
Cash and cash equivalents	Level 1	283.8	283.8	168.2	168.2

Financial liabilities:
Investment contracts	Level 3	$2,914.6	$2,920.2	$2,432.3	$2,443.5
Surplus notes	Level 3	126.1	95.0	174.2	126.9
Senior unsecured bonds	Level 2	252.7	245.1	252.7	195.1

14.      Income Taxes

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three and nine months ended September 30, 2012 have been computed based on the first nine months of 2012 as a discrete period.

14.      Income Taxes (continued)

The tax benefit of $4.9 million for the three months ended September 30, 2012 includes $5.9 million of current taxes offset by a benefit of $10.8 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. The tax benefit of $1.0 million for the nine months ended September 30, 2012 includes $23.4 million of estimated current taxes offset by a benefit of $24.4 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $61.1million as of September 30, 2012. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended September 30, 2012, we recognized a net increase in the valuation allowance of $43.5million. For the nine months ended September 30, 2012, we recognized a net increase in the valuation allowance of $82.6 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

During the first quarter, the Company generated taxable income sufficient to fully utilize its life group related net operating loss carryforwards; however, due to the limited ability to offset non-life group losses with life group taxable income, significant net operating losses attributable to the non-life group remain. However, as a result of the pre-tax loss in the third quarter of 2012, it is unlikely that a reduction in the existing valuation allowance will occur during the fourth quarter of 2012.

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

15.      Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended September 30 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)		Non-Credit
Attributable to The Phoenix Companies, Inc.:	Net	Portion of	Net
($ in millions)	Unrealized	OTTI Losses	Pension
	Investment	Recognized	Liability
	Gains	in OCI	Adjustments	Total
As restated and amended(1)
Balance, December 30, 2010	$126.8	$(82.5)	$(200.5)	$(156.2)
Change in component during the year	51.6	(13.9)	(2.2)	35.5
Balance, September 30, 2011	178.4	(96.4)	(202.7)	(120.7)

Balance, December 31, 2011	$173.4	$(104.5)	$(299.6)	$(230.7)
Change in component during the year	(9.0)	7.8	(0.1)	(1.3)
Balance, September 30, 2012	$164.4	$(96.7)	$(299.7)	$(232.0)
———————
(1)	Except for the change in component during 2012 and the balance as of 2012.

16.      Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, primarily through a savings plan, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Service cost	$0.2	$0.2	$0.7	$0.7
Interest cost	8.7	9.2	26.1	27.6
Expected return on plan assets	(8.6)	(8.5)	(25.7)	(25.6)
Net loss amortization	2.6	1.7	7.8	5.2
Pension benefit cost	$2.9	$2.6	$8.9	$7.9

Components of Other Post-employment Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.5	0.7	1.4	2.0
Net gain amortization	—	—	(0.1)	—
Prior service cost amortization	(0.4)	(0.5)	(1.2)	(1.5)
Other post-employment benefit cost	$0.2	$0.3	$0.3	$0.8

For the three months ended September 30, 2012, other comprehensive loss included unrealized gains of $1.5 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2012, other comprehensive loss included unrealized losses of $11.2 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen.

During the three months ended September 30, 2012, we made contributions of $11.2 million to the pension plan. During the nine months ended September 30, 2012, we made contributions of $18.2 million to the pension plan. We do not expect to make any additional contributions by December 31, 2012. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. We are evaluating its impact.

Savings plans

During the three months ended September 30, 2012 and 2011, we incurred costs of $0.8 million and $1.0 million, respectively, for contributions to our savings plans. During the nine months ended September 30, 2012 and 2011, we incurred costs of $3.2 million and $3.7 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees (except Saybrus employees) are eligible to receive an employer discretionary contribution according to the plan terms.

17.      Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Compensation cost charged to income from continuing operations	$0.7	$0.6	$2.7	$2.7
Income tax expense (benefit) before valuation allowance	$(0.2)	$(0.2)	$(0.9)	$(0.3)

We did not capitalize any of the cost of stock-based compensation during the three and nine month periods ended September 30, 2012 and 2011. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

Stock options

As of September 30, 2012, 96,057 of outstanding stock options were exercisable, with a weighted-average exercise price of $198.60 per share. There were 2,053 options granted during the three months ended September 30, 2012.

Restricted stock units

During the nine months ended September 30, 2012, 11,277 director restricted stock units (“RSUs”) were awarded. As of September 30, 2012, there were 130,414 time-vested RSUs outstanding with a weighted-average grant price of $55.76 and 17,024 performance-vested RSUs outstanding with a weighted-average grant price of $55.07.

Liability awards

During the nine months ended September 30, 2012 and 2011, the Company issued awards that are intended to be settled in cash. As a result, these awards are remeasured at the end of each reporting period until settlement. As of September 30, 2012, $2.4 million was accrued for these awards.

18.      Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share: (1)	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Weighted-average common shares outstanding	5,749	5,816	5,792	5,814
Weighted-average effect of dilutive potential common shares:
Restricted stock units	77	74	76	75
Employee stock options	2	—	—	—
Potential common shares	79	74	76	75
Less: Potential common shares excluded from calculation due to net losses	79	—	76	75
Dilutive potential common shares	—	74	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,749	5,890	5,792	5,814
———————
(1)
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.

18.      Earnings Per Share (continued)

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2012, the Company is required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

On August 10, 2012, a 1-for-20 reverse stock split became effective and an odd lot program was subsequently instituted following the 1-for-20 reverse stock split. The odd lot program terminated as of October 26, 2012.

The reverse stock split reduced the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million. All weighted-average common shares outstanding for the three and nine months ended September 30, 2012 and 2011, respectively, have been adjusted to reflect the 1-for-20 reverse stock split.

19.      Segment Information

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

Segment Information	Three Months Ended		Nine Months Ended
on Revenues:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Life and Annuity(1)	$474.8	$449.7	$1,342.7	$1,383.6
Saybrus Partners(2)	5.9	5.3	16.1	13.3
Less: Intercompany revenues(3)	2.6	3.2	8.3	7.4
Total revenues	$478.1	$451.8	$1,350.5	$1,389.5
———————
(1)
Includes intercompany interest revenue of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011 and $0.5 million and $0.6 million for the nine months ended September 30, 2012 and 2011.

(2)
Includes intercompany commission revenue of $2.8 million and $3.3 million for the three months ended September 30, 2012 and 2011 and $8.8 million and $8.0 million for the nine months ended September 30, 2012 and 2011.

(3)	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

19.      Segment Information (continued)

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Life and Annuity operating income (loss)	$(136.8)	$14.9	$(150.5)	$23.6
Saybrus Partners operating income (loss)	0.5	—	0.9	(1.5)
Less: Applicable income tax expense (benefit)	(4.9)	(6.8)	(1.0)	9.5
Loss from discontinued operations, net of income taxes	(6.0)	(3.9)	(12.0)	(6.1)
Net realized investment gains (losses)	27.5	(10.1)	1.6	(18.0)
Gain on debt repurchase	11.9	—	11.9	—
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.3)	0.6	(0.4)
Net income (loss)	$(98.8)	$8.0	$(147.7)	$(11.1)

We have not provided asset information for the segments. The assets attributable to Saybrus are not significant relative to the assets of our consolidated balance sheets and are not utilized by the chief operating decision maker. All third-party interest revenue and interest expense of the Company reside within the Life and Annuity segment.

20.      Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, we completed the divestiture of PFG and closed the transaction.

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at September 30, 2012 and December 31, 2011.

Net losses of $3.9 million and $0.6 million were recognized during the three months ended September 30, 2012 and 2011, respectively, primarily related to accrued legal fees attributable to these matters. Net losses of $4.9  million and $2.8 million were recognized during the nine months ended September 30, 2012 and 2011, respectively, primarily related to accrued legal fees attributable to these matters.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Net losses of $2.1 million and net losses of $7.1 million were recognized during the three and nine months ended September 30, 2012 primarily due to the commutation of certain contracts. Net losses of $3.3 million and $3.3 million were recognized during the three and nine months ended September 30, 2011 as a result of an increase in reserves reported to us by certain ceding companies. See Note 21 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

21.      Contingent Liabilities

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

SEC Cease-and-Desist Order

On February 12, 2014, the Company and PHLVIC submitted an Offer of Settlement with the SEC pursuant to which the Company and PHLVIC consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, the Company and PHLVIC have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company was required by the Order to file its 2012 Form 10-K with the SEC by March 31, 2014. The Company filed its 2012 Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, the Company was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC on or before April 15, 2014 and PHLVIC was required to file its Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on or before April 15, 2014. In addition, the Company and PHLVIC agreed to perform certain undertakings, including for PHLVIC to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for the Company and PHLVIC to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, the Company and PHLVIC would file their 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. The Company intends to become timely with its periodic filings under the Exchange Act with filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. PHLVIC intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, the Company and PHLVIC each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

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

21.      Contingent Liabilities (continued)

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

21.      Contingent Liabilities (continued)

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

21.      Contingent Liabilities (continued)

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

Our total policy liabilities and accruals were $45.6 million and $75.1 million as of September 30, 2012 and December 31, 2011, respectively. The decrease to policy liabilities and accruals was primarily related to cash settlements due to the commutation of certain contracts in 2012. Our total amounts recoverable from retrocessionaires related to paid losses were $0.1 million and $2.0 million as of September 30, 2012 and December 31 2011, respectively.

22.       Other Commitments

During 2008, we announced an amendment to our agreement with HP Enterprise Services related to the management of our infrastructure services. The amendment covered the years 2009 to 2015. The remaining commitments total $45.1 million: $15.2 million in 2013, $15.0 million in 2014 and $14.9 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2012, the Company had unfunded commitments of $215.5 million under such agreements, of which $16.9 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2012, the Company had open commitments of $41.6 million under such agreements which are expected to be funded by August 1, 2014.

23.      Subsequent Events

Management and Organizational Changes

On October 9, 2012, the Company announced planned management and organizational changes. Effective November 15, 2012, Peter A. Hofmann, CFA, who served as Chief Financial Officer and Treasurer and principal financial officer since 2007, became Executive Vice President, Strategy and Business Development. Concurrent with this change, Bonnie J. Malley was promoted to Executive Vice President, Chief Financial Officer and Treasurer, serving as the Company’s principal financial officer.

On October 2, 2012, Philip K. Polkinghorn, FSA, Senior Executive Vice President, Business Development of the Company, resigned effective October 31, 2012 to pursue other opportunities.

23.      Subsequent Events (continued)

On July 12, 2013, we announced the retirement of Thomas S. Johnson, Chairman, from the Board. At the same time, we announced the election of John H. Forsgren as chairman of the Board.

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

On April 24, 2013, we commenced a second solicitation (“Second Consent Solicitation”) of Holders of Bonds to further amend the Indenture and provide a related waiver to extend the date for providing the Trustee with the Third Quarter 2012 Form 10-Q, the 2012 Form 10-K and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2013 (the “2013 Forms 10-Q”) to December 31, 2013.

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

23.      Subsequent Events (continued)

Dividends

On December 6, 2012, Phoenix Life paid a $17.8 million dividend to Phoenix.

On March 11, 2013, Phoenix Life paid a $20.0 million dividend to Phoenix.

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

Restatement

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

On April 1, 2014, Phoenix filed with the SEC its 2012 Form 10-K containing its restatement of previously issued audited financial statements prepared in accordance with U.S. GAAP. The 2012 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC.

23.      Subsequent Events (continued)

NYSE Actions

On April 5, 2013, we filed a Current Report on Form 8-K with the SEC announcing that on April 4, 2013 we received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. The notice informed us that, as a result of our failure to timely file our 2012 Form 10-K, we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of the filing of the 2012 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company has not filed the 2012 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2012 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances.

On September 27, 2013, we filed a Current Report on Form 8-K with the SEC disclosing that we had recently made a request to the NYSE that our shares be permitted to continue to trade on the NYSE while we completed our restatement of financial statements. On September 27, 2013 via letter dated September 26, 2013, we received an extension for continued listing and trading of the Company’s common stock on the NYSE. The extension, subject to ongoing reassessment by the NYSE, provided the Company with an additional trading period until January 31, 2014, during which we can file our 2012 Form 10-K with the SEC. If the 2012 Form 10-K is not filed by January 31, 2014, the NYSE may grant an additional extension until April 3, 2014. During the extension period, trading of the Company’s shares on the NYSE remains unaffected.

On January 17, 2014 we filed a Current Report on Form 8-K with the SEC disclosing that we made an additional extension request to the NYSE that our shares be permitted to continue to trade until April 3, 2014.

On January 28, 2014, we filed a Current Report on Form 8-K with the SEC disclosing that we received an extension for continued listing and trading of the Company’s common stock on the NYSE. The extension, subject to reassessment on an ongoing basis by the NYSE, provides the Company with an additional trading period until April 3, 2014. The letter further provided that in the event that the Company does not file its 2012 Form 10-K by April 3, 2014, the NYSE will move forward with the initiation of suspension and delisting procedures. The Company filed its 2012 Form 10-K before the opening of the market on April 1, 2014. The Company believes that the filing of the 2012 Form 10-K prior to April 3, 2014 satisfies the NYSE requirement to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

On April 4, 2014, we filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 we received from the NYSE a notice of failure to satisfy a continued listing rule or standard and related monitoring. This notice informed us that, as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), we are subject to the procedures specified in Section 802.01E. Under the Section 802.01E procedures, the NYSE will monitor the status of filing of the 2013 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company has not filed the 2013 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2013 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances.

Rating Agency Actions

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

23.      Subsequent Events (continued)

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

SEC Cease-and-Desist Order

On February 12, 2014, the Company and PHLVIC submitted an Offer of Settlement with the SEC pursuant to which the Company and PHLVIC consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, the Company and PHLVIC have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company was required by the Order to file its 2012 Form 10-K with the SEC by March 31, 2014. The Company filed its 2012 Form 10-K before the opening of the market on April 1, 2014.  Further, pursuant to the Order, the Company was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC on or before April 15, 2014 and PHLVIC was required to file its Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on or before April 15, 2014. In addition, the Company and PHLVIC agreed to perform certain undertakings, including for PHLVIC to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for the Company and PHLVIC to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, the Company and PHLVIC would file their 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. The Company intends to become timely with its periodic filings under the Exchange Act with filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. PHLVIC intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, the Company and PHLVIC each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

On April 15, 2014, the Company filed a Current Report on Form 8-K with the SEC announcing its expectation to file the Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC on or before April 25, 2014. The Company also announced PHLVIC’s expectation to file its Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on or before April 25, 2014.

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

We believe our competitive strengths include:

●	competitive and innovative products;
●	underwriting and mortality risk management expertise;
●	ability to develop business partnerships; and
●	value-added support provided to distributors by our wholesalers and operating personnel.

In 2011 and the first nine months of 2012, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 90% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings meet or exceed expected cumulative earnings. See Note 5 to our consolidated interim financial statements in this Form 10-Q for more information on the closed block.

Our Life and Annuity segment’s profitability is driven by interaction of the following elements:

●
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

●
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

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs.

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

●
Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

●
Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead. They also include pension and other benefit costs which involve significant estimates and assumptions.

●
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

●
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives and embedded derivatives.

●
Income tax expense/benefit of both current and deferred tax provisions. The computation of these amounts is a function of pre-tax income and the application of relevant tax law and U.S. GAAP accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. Based on our assessment, we have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

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

Recent Trends on Earnings Drivers

●
Fees on life and annuity products and other fee income. Insurance and investment product fees on our life and annuity products decreased $32.7 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. Lower fees were primarily a result of a $26.4 million decrease in COI charges related to declining universal and variable universal life insurance in force. In addition, investment fees decreased during 2012 compare with 2011 due to the sale of Goodwin Capital Advisers, Inc. during the fourth quarter of 2011. Included in the total fee income were unlocking adjustments of $1.3 million and $(0.5) million for the quarters ended September 30, 2012 and 2011, respectively.

●
Policy benefits. Policy benefits increased $40.3 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase in policy benefit expense was a result of higher death benefits for universal life and traditional whole life products as a result of negative mortality experience during the period, primarily in the third quarter. Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by increased sales during the year. Policy benefit expenses of $36.3 million were incurred due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012. These expenses were partially offset by lower policy benefits within the closed block due to positive mortality during 2012 and a decrease in outstanding policies in force as the block ages.

●
Interest margins. Universal life interest margins declined slightly during the nine months ended September 30, 2012 compared with September 30, 2011 as a result of lower net investment income, offset by lower interest credited consistent with declining funds under management. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

●
Deferred policy acquisition cost. Policy acquisition cost amortization increased $37.6 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. This increase in amortization was attributable to the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012. The unlocking resulted in amortization of $46.3 million in the third quarter of 2012, which included amortization of $37.0 million for traditional life policies from lower projected net yields related to investment income returns and amortization of $6.7 million for universal life policies primarily due to lower spreads due to the low interest rate environment. Excluding the impact of the unlocking, amortization decreased $8.7 million primarily as a result of negative mortality experience during the period. Amortization related to annuities decreased primarily as a result of improved market performance.

●
Net realized investment gains or losses on investments. Net realized investment gains of $1.6 million were recognized for the nine months ended September 30, 2012 compared to net realized investment losses of $18.0 million for the nine months ended September 30, 2011. Net realized gains on sales of long-term debt securities accounted for $26.1 million of the total realized gains over the period as interest rates reached historically low levels in 2012. Common and preferred equity investments and other alternative investments accounted for gains of $16.6 million due to strong performance in global equity markets during 2012. These gains were partially offset by impairments of $19.3 million on long-term debt securities, common stock and limited partnership and other investments and losses of $26.5 million on derivative assets and embedded derivative liabilities. These derivative losses were primarily attributable to a loss of $21.0 million on derivative contracts which hedge the variable annuity and fixed indexed annuity guarantees, offset by $6.9 million in gains on embedded derivative liabilities associated with fixed and variable annuity guarantees. Included in the net derivative loss were gains of $6.8 million associated with the non-performance risk factor. In addition, realized losses of $12.4 million related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.

●
Income taxes The Company recognized a tax benefit of $1.0 million for the nine months ended September 30, 2012 compared with a $9.5 income tax expense for the nine months ended September 30, 2011. The current period income tax benefit includes $23.4 million of estimated current taxes offset by a benefit of $24.4 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes - Intraperiod Tax Allocation.

For the nine months ended September 30, 2012, we recognized a net increase in the valuation allowance of $82.6 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased and expenses have declined. Inclusive of intercompany transactions, Saybrus revenue during the nine months ended September 30, 2012 was $16.1 million, compared with $13.3 million during the nine months ended September 30, 2011, primarily due to an increase in commissions earned.

Strategy and Outlook

We are focused on the following key strategic pillars, which have defined our strategy since 2009:

●	Balance sheet strength;
●	Policyholder service;
●	Operational efficiency; and
●	Profitable growth.

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

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“EGPs”) in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. While the final impact of the 2013 annual comprehensive assumption review is not yet complete, preliminary indications suggest an overall improvement in mortality experience and an increase in interest rates, both of which are significant assumptions and a driver of results. However, the ultimate impact of this experience on the annual unlock and on our consolidated results of operations has not yet been determined.

Recent Acquisitions and Dispositions

See Note 4 to our consolidated financial statements in the 2012 Form 10-K.
Impact of New Accounting Standards

For a discussion of new accounting standards, see Note 3 to our consolidated financial statements in this Form 10-Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs and estimated gross margins used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities: limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

A complete description of our critical accounting estimates is set forth in our 2012 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2012 Form 10-K are important to understanding our financial condition and consolidated financial statements.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2012	2011	2012 vs. 2011
		As restated and amended
REVENUES:
Premiums	$94.8	$111.9	$(17.1)	(15%)
Fee income	138.8	146.5	(7.7)	(5%)
Net investment income	205.1	203.5	1.6	1%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(7.2)	(30.9)	23.7	77%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	21.2	(21.4)	NM
Net OTTI losses recognized in earnings	(7.4)	(9.7)	2.3	24%
Net realized investment gains, excluding OTTI losses	34.9	(0.4)	35.3	NM
Net realized investment gains	27.5	(10.1)	37.6	NM
Gain on debt repurchase	11.9	—	11.9	NM
Total revenues	478.1	451.8	26.3	6%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	352.5	293.1	59.4	20%
Policyholder dividends	81.0	53.5	27.5	51%
Policy acquisition cost amortization	71.7	35.1	36.6	NM
Interest expense on indebtedness	7.9	7.9	—	0%
Other operating expenses	61.9	57.4	4.5	8%
Total benefits and expenses	575.0	447.0	128.0	29%
Income (loss) from continuing operations before income taxes	(96.9)	4.8	(101.7)	NM
Income tax expense (benefit)	(4.9)	(6.8)	1.9	28%
Income (loss) from continuing operations	(92.0)	11.6	(103.6)	NM
Loss from discontinued operations, net of income taxes	(6.0)	(3.9)	(2.1)	(54%)
Net income (loss)	(98.0)	7.7	(105.7)	NM
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.3)	1.1	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(98.8)	$8.0	$(106.8)	NM
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

Net realized investment gains of $27.5 million were recognized for the three months ended September 30, 2012 compared to net realized investment losses of $10.1 million for the three months ended September 30, 2011. Net realized gains on sales of long-term debt securities accounted for $22.6 million of the total realized gains as interest rates reached historically low levels during the quarter. In addition, net realized gains of $10.7 million were related to sales of preferred and common equity investments. Offsetting these gains were impairment losses of $7.4 million on long-term debt securities and $7.1 million in losses on derivative assets and embedded derivative liabilities. The derivative losses were due to a loss of $6.2 million on derivative contracts associated with variable annuity and fixed indexed annuity guarantees and losses of $7.9 million related to the surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. Partially offsetting these losses were gains of $7.1 million on embedded derivative liabilities associated with variable and fixed indexed annuity guarantees and a gain of $3.4 million associated with the non-performance risk factor.

Gain on debt repurchase increased by $11.9 million for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The Company repurchased $48.3 million par value of surplus notes on September 21, 2012.

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

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2012	2011	2012 vs. 2011
		As restated and amended
REVENUES:
Premiums	$290.6	$323.6	$(33.0)	(10%)
Fee income	423.1	455.8	(32.7)	(7%)
Net investment income	623.3	628.1	(4.8)	(1%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(30.6)	(44.6)	14.0	31%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	11.3	26.1	(14.8)	(57%)
Net OTTI losses recognized in earnings	(19.3)	(18.5)	(0.8)	(4%)
Net realized investment gains, excluding OTTI losses	20.9	0.5	20.4	NM
Net realized investment gains (losses)	1.6	(18.0)	19.6	NM
Gain on debt repurchase	11.9	—	11.9	NM
Total revenues	1,350.5	1,389.5	(39.0)	(3%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	888.9	848.6	40.3	5%
Policyholder dividends	222.3	199.0	23.3	12%
Policy acquisition cost amortization	164.6	127.0	37.6	30%
Interest expense on indebtedness	23.7	23.7	—	0%
Other operating expenses	187.1	187.1	—	0%
Total benefits and expenses	1,486.6	1,385.4	101.2	7%
Income from continuing operations before income taxes	(136.1)	4.1	(140.2)	NM
Income tax expense (benefit)	(1.0)	9.5	(10.5)	NM
Loss from continuing operations	(135.1)	(5.4)	(129.7)	NM
Loss from discontinued operations, net of income taxes	(12.0)	(6.1)	(5.9)	(97%)
Net loss	(147.1)	(11.5)	(135.6)	NM
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.4)	1.0	NM
Net loss attributable to The Phoenix Companies, Inc.	$(147.7)	$(11.1)	$(136.6)	NM
———————
Not meaningful (NM)

Analysis of Consolidated Results of Operations

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Loss from continuing operations for the nine months ended September 30, 2012 was $135.1 million, or $(23.33) per share, compared to net loss from continuing operations of $5.4 million, or $(0.93) per share for the nine months ended September 30, 2011. The decrease in results from continuing operations reflects declines in premium and fee income and increases in policy benefits and amortization expenses. These declines in results were partially offset by higher realized investment gains.

Premium revenue decreased $33.0 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 as a result of lower renewal premiums within the closed block and lower paid up additions on policies within the closed block due to a change in the dividend scale in 2011.

Insurance and investment product fees on our life and annuity products decreased $32.7 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. Lower fees were primarily a result of a $26.4 million decrease in COI charges related to declining universal and variable universal life insurance in force. In addition, investment fees decreased during 2012 compare with 2011 due to the sale of Goodwin Capital Advisers, Inc. during the fourth quarter of 2011.

Net investment income decreased by $4.8 million to $623.3 million for the nine months ended September 30, 2012 compared to $628.1 million for the nine months ended September 30, 2011. The decrease was due to lower investment income on policy loans, infrastructure funds, other alternative investments and a decrease in investment income attributable do Goodwin. These increases were partially offset by higher investment income on long-term debt securities as a result of additional purchases during the year and higher returns on private equity investments.

Net realized investment gains of $1.6 million were recognized for the nine months ended September 30, 2012 compared to net realized investment losses of $18.0 million for the nine months ended September 30, 2011. Net realized gains on sales of long-term debt securities accounted for $26.1 million of the total realized gains over the period as interest rates reached historically low levels in 2012. Common and preferred equity investments and other alternative investments accounted for gains of $16.6 million due to strong performance in global equity markets during 2012. These gains were partially offset by impairments of $19.3 million on long-term debt securities, common stock and limited partnership and other investments and losses of $26.5 million on derivative assets and embedded derivative liabilities. These derivative losses were primarily attributable to a loss of $21.0 million on derivative contracts which hedge the variable annuity and fixed indexed annuity guarantees, offset by $6.9 million in gains on embedded derivative liabilities associated with fixed and variable annuity guarantees. Included in the net derivative loss were gains of $6.8 million associated with the non-performance risk factor. In addition, realized losses of $12.4 million related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.

Gain on debt repurchase increased by $11.9 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The Company repurchased $48.3 million par value of surplus notes on September 21, 2012.

Policy benefits increased $40.3 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase in policy benefit expense was a result of higher death benefits for universal life and traditional whole life products as a result of negative mortality experience during the period, primarily in the third quarter. Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by increased sales during the year. Policy benefit expenses of $36.3 million were incurred due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012. These expenses were partially offset by lower policy benefits within the closed block.

Policy acquisition cost amortization increased $37.6 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. This increase in amortization was attributable to the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012. The unlocking resulted in amortization of $46.3 million in the third quarter of 2012, which included amortization of $37.0 million for traditional life policies from lower projected net yields related to investment income returns and amortization of $6.7 million for universal life policies primarily due to lower spreads due to the low interest rate environment. Excluding the impact of the unlocking, amortization decreased $8.7 million primarily related to annuities as a result of improved market performance.

The Company recognized a tax benefit of $1.0 million for the nine months ended September 30, 2012 compared with a $9.5 income tax expense for the nine months ended September 30, 2011. The current period income tax benefit includes $23.4 million of estimated current taxes offset by a benefit of $24.4 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes - Intraperiod Tax Allocation.

For the nine months ended September 30, 2012, we recognized a net increase in the valuation allowance of $82.6 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

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

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of September 30, 2012, our debt securities, with a fair value of $12,436.7 million, represented 78.8% of total investments.

Debt Securities Ratings by Percentage:
($ in millions)		As of September 30, 2012
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$6,884.8	55.4%	$6,283.9	54.6%
2	BBB	4,541.8	36.5%	4,167.9	36.2%
	Total investment grade	11,426.6	91.9%	10,451.8	90.8%
3	BB	616.2	5.0%	645.7	5.6%
4	B	199.7	1.6%	206.0	1.8%
5	CCC and lower	144.0	1.2%	160.9	1.4%
6	In or near default	50.2	0.4%	44.1	0.4%
	Total debt securities	$12,436.7	100.0%	$11,508.5	100.0%

Debt Securities by Type:	As of September 30, 2012
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$932.7	$872.8	$65.3	$(5.4)	$59.9
State and political subdivision	344.5	309.1	38.5	(3.1)	35.4
Foreign government	214.6	180.2	34.4	—	34.4
Corporate	7,406.4	6,736.1	757.2	(86.9)	670.3
CMBS	973.3	905.9	75.7	(8.3)	67.4
RMBS	1,881.6	1,808.5	102.4	(29.3)	73.1
CDO/CLO	216.5	242.9	4.0	(30.4)	(26.4)
Other asset-backed	467.1	453.0	27.1	(13.0)	14.1
Total debt securities	$12,436.7	$11,508.5	$1,104.6	$(176.4)	$928.2
Debt securities outside closed block:
Unrealized gains	$5,338.9	$4,900.0	$438.9	$—	$438.9
Unrealized losses	674.4	798.5	—	(124.1)	(124.1)
Total outside the closed block	6,013.3	5,698.5	438.9	(124.1)	314.8
Debt securities in closed block:
Unrealized gains	5,926.8	5,261.1	665.7	—	665.7
Unrealized losses	496.6	548.9	—	(52.3)	(52.3)
Total in the closed block	6,423.4	5,810.0	665.7	(52.3)	613.4
Total debt securities	$12,436.7	$11,508.5	$1,104.6	$(176.4)	$928.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2012 in our debt securities portfolio were banking (6.4%), electric utilities (5.7%), oil (3.8%), insurance (3.8%) and diversified financial services (3.3%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of September 30, 2012
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities

Spain	$—	$12.0	$50.0	$62.0	0.5%
Ireland	—	5.3	42.5	47.8	0.4%
Italy	—	—	18.5	18.5	0.1%
Portugal	—	—	1.4	1.4	0.0%
Greece	—	—	—	—	0.0%
Total	—	17.3	112.4	129.7	1.0%

All other Eurozone(1)	—	60.4	222.2	282.6	2.3%
Total	$—	$77.7	$334.6	$412.3	3.3%
———————
(1)	Includes Belgium, Finland, France, Germany, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At September 30, 2012, 95.3% of the total residential portfolio was rated investment grade. We hold $404.7 million of RMBS investments backed by prime rated mortgages, $303.5 million backed by Alt-A mortgages and $142.0 million backed by sub-prime mortgages, which combined amount to 5.4% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 72.4% rated NAIC-1 and 17.1% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the nine months ended September 30, 2012 totaled $10.4 million. These impairments consist of $1.7 million from prime, $6.8 million from Alt-A and $1.9 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% General	AA/				CCC and	Near	% Closed
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$981.2	$1,062.6	6.6%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	47.4%
Prime	396.2	404.7	2.5%	83.4%	11.2%	4.9%	0.0%	0.3%	0.2%	41.1%
Alt-A	306.9	303.5	1.9%	55.4%	30.5%	6.3%	3.6%	4.0%	0.2%	29.3%
Sub-prime	155.3	142.0	0.9%	77.4%	5.0%	10.6%	4.7%	1.9%	0.4%	10.7%
Total	$1,839.6	$1,912.8	11.9%	87.7%	7.6%	2.8%	1.0%	0.8%	0.1%	40.5%
———————
(1)
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $31.1 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

(2)	Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$330.2	$337.5	2.1%	0.0%	2.7%	15.7%	18.3%	31.7%	31.6%
NAIC-2	BBB	43.6	45.4	0.3%	0.0%	0.0%	2.7%	79.5%	17.8%	0.0%
NAIC-3	BB	19.8	19.9	0.1%	0.0%	0.0%	72.2%	11.9%	12.7%	3.2%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.3	1.1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	1.3	0.8	0.0%	0.0%	0.0%	0.0%	36.8%	5.1%	58.1%
Total		$396.2	$404.7	2.5%	0.0%	2.2%	17.0%	24.8%	29.1%	26.9%
———————
(1)	Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$171.7	$168.1	1.0%	4.3%	2.7%	24.3%	23.4%	28.8%	16.5%
NAIC-2	BBB	92.9	92.7	0.6%	0.0%	0.0%	0.0%	24.3%	59.6%	16.1%
NAIC-3	BB	19.1	19.3	0.1%	0.0%	0.0%	0.0%	0.0%	84.7%	15.3%
NAIC-4	B	10.5	10.8	0.1%	0.0%	0.0%	0.0%	76.5%	0.0%	23.5%
NAIC-5	CCC and below	12.2	12.1	0.1%	0.0%	0.0%	54.7%	0.0%	45.3%	0.0%
NAIC-6	In or near default	0.5	0.5	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total		$306.9	$303.5	1.9%	2.4%	1.5%	15.8%	23.1%	41.4%	15.8%
———————
(1)	Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$114.4	$109.9	0.7%	0.0%	6.5%	8.2%	40.8%	26.7%	17.8%
NAIC-2	BBB	7.1	7.1	0.1%	0.0%	56.4%	0.0%	41.2%	0.0%	2.4%
NAIC-3	BB	20.8	15.1	0.1%	0.0%	52.9%	18.4%	18.1%	0.0%	10.6%
NAIC-4	B	8.5	6.7	0.0%	0.0%	0.0%	40.7%	40.9%	0.0%	18.4%
NAIC-5	CCC and below	2.9	2.6	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1.6	0.6	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$155.3	$142.0	0.9%	0.0%	13.5%	10.2%	39.4%	20.7%	16.2%
———————
(1)	Percentages based on Market Value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and	% Closed
Rating	Designation	Cost	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$878.0	$951.5	5.9%	27.7%	5.8%	15.3%	9.7%	41.5%	47.2%
NAIC-2	BBB	22.7	18.6	0.1%	0.0%	0.0%	44.7%	55.3%	0.0%	34.5%
NAIC-3	BB	18.8	17.0	0.1%	0.0%	48.8%	19.8%	31.4%	0.0%	26.2%
NAIC-4	B	10.9	10.6	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	36.0%
NAIC-5	CCC and below	20.7	11.0	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	63.1%
NAIC-6	In or near default	6.0	4.9	0.0%	0.0%	76.2%	0.0%	0.0%	23.8%	28.8%
Total		$957.1	$1,013.6	6.3%	26.0%	6.6%	15.5%	11.7%	40.2%	46.6%
———————
(1)
Includes commercial mortgage-backed CDOs with amortized cost and market values of $39.5 million and $28.6 million, respectively. CMBS holdings in this exhibit include $11.7 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Total other-than-temporary debt impairments	$(6.9)	$(30.9)	$(28.8)	$(44.6)
Portion of loss recognized in OCI	(0.2)	21.2	11.3	26.1
Net debt impairment losses recognized in earnings	$(7.1)	$(9.7)	$(17.5)	$(18.5)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(3.2)	(0.6)	(7.5)
CMBS	(3.3)	(2.5)	(4.5)	(2.5)
RMBS	(2.6)	(2.5)	(10.4)	(7.0)
CDO/CLO	(0.7)	(1.2)	(0.7)	(1.2)
Other asset-backed	(0.5)	(0.3)	(1.3)	(0.3)
Net debt security impairments	(7.1)	(9.7)	(17.5)	(18.5)
Equity security impairments	—	—	(1.5)	—
Limited partnerships and other investment impairments	(0.3)	—	(0.3)	—
Impairment losses	(7.4)	(9.7)	(19.3)	(18.5)
Debt security transaction gains	33.4	1.8	41.4	13.1
Debt security transaction losses	(1.3)	(1.0)	(4.9)	(3.9)
Equity security transaction gains	5.0	—	5.0	0.1
Equity security transaction losses	(0.2)	(0.1)	(0.3)	(0.1)
Limited partnerships and other investment transaction gains	5.5	0.2	6.8	2.6
Limited partnerships and other investment transaction losses	(1.5)	(0.4)	(2.5)	(2.4)
Net transaction gains	40.9	0.5	45.5	9.4
Derivative instruments	(14.2)	52.3	(33.4)	35.7
Embedded derivatives(1)	7.1	(50.5)	6.9	(42.9)
Fair value investments	1.1	(2.7)	1.9	(1.7)
Net realized investment gains (losses), excluding impairment losses	34.9	(0.4)	20.9	0.5
Net realized investment gains (losses), including impairment losses	$27.5	$(10.1)	$1.6	$(18.0)
———————
(1)
Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 11 to our consolidated financial statements under “Item 1: Financial Statements” in this Quarterly Report on Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first nine months of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $7.1 million for the third quarter of 2012 and $9.7 million for the third quarter of 2011 and $17.5 million for the first nine months of 2012 and $18.5 million for the first nine months of 2011. There were equity security OTTIs of $0 and $1.5 million for the three and nine months ended September 30, 2012 and no equity security OTTIs for the three months and nine months ended September 30, 2011. There were limited partnerships and other investment OTTIs of $0.3 million and $0.3 million, respectively, for the three and nine months ended September 30, 2012. There were no limited partnership and other investment OTTIs for the first nine months of 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.2) million for the third quarter of 2012, $21.2 million for the third quarter of 2011, $11.3 million for the first nine months of 2012 and $26.1 million for the first nine months of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Balance, beginning of period	$(78.8)	$(70.8)	$(79.1)	$(65.8)
Add: Credit losses on securities not previously impaired(1)	(1.5)	(3.4)	(3.8)	(9.1)
Add: Credit losses on securities previously impaired(1)	(5.6)	(2.4)	(11.8)	(4.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	5.3	4.0	14.1	6.9
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(80.6)	$(72.6)	$(80.6)	$(72.6)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of September 30, 2012. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in millions)	2012(1)	2011(1)
		As restated and amended
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(5.8)	(5.8)
CMBS	(21.8)	(29.2)
RMBS	(98.5)	(92.2)
CDO/CLO	(28.5)	(36.2)
Other asset-backed	5.9	2.8
Total fixed maturity non-credit OTTI losses in AOCI	$(148.7)	$(160.6)
———————
(1)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of September 30, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$674.4	$96.4	$56.5	$521.5
Total amortized cost	789.5	98.7	62.1	637.7
Unrealized losses	$(124.1)	$(2.3)	$(5.6)	$(116.2)
Number of securities(1)	257	32	28	197

Investment grade:
Unrealized losses	$(44.9)	$(1.1)	$(2.6)	$(41.2)

Below investment grade:
Unrealized losses	$(79.2)	$(1.2)	$(3.0)	$(75.0)

Equity securities outside closed block
Unrealized losses	$(3.2)	$—	$—	$(3.2)
Number of securities(1)	10	3	2	5
__________
(1)	Certain securities are held in both the open and closed blocks.

For debt securities outside of the closed block with gross unrealized losses, 36.1% of the unrealized losses after offsets pertain to investment grade securities and 63.9% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2012
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(84.9)	$(1.5)	$(3.4)	$(80.0)
Number of securities(1)	50	3	4	43

Investment grade:
Unrealized losses over 20% of cost	$(22.8)	$(1.1)	$(2.7)	$(19.0)

Below investment grade:
Unrealized losses over 20% of cost	$(62.1)	$(0.4)	$(0.7)	$(61.0)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(3.3)	$(0.8)	$-	$(2.5)
Number of securities(1)	8	3	2	3
__________
(1)	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	As of September 30, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$496.6	$81.8	$23.9	$390.9
Total amortized cost	548.9	84.0	26.6	438.3
Unrealized losses	$(52.3)	$(2.2)	$(2.7)	$(47.4)
Number of securities(1)	142	21	10	111

Investment grade:
Unrealized losses	$(26.9)	$(1.2)	$(0.7)	$(25.0)

Below investment grade:
Unrealized losses	$(25.4)	$(1.0)	$(2.0)	$(22.4)

Equity securities inside closed block
Unrealized losses	$(3.5)	$(0.2)	$-	$(3.3)
Number of securities(1)	12	5	-	7
__________
(1)	Certain securities are held in both the open and closed blocks.

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at September 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2012
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(19.3)	$(1.1)	$(1.9)	$(16.3)
Number of securities(1)	20	3	3	14

Investment grade:
Unrealized losses over 20% of cost	$(7.0)	$(1.1)	$(1.9)	$(4.0)

Below investment grade:
Unrealized losses over 20% of cost	$(12.3)	$-	$—	$(12.3)

Equity securities inside closed block
Unrealized losses over 20% of cost	$(3.3)	$(0.7)	$—	$(2.6)
Number of securities(1)	8	4	—	4
__________
(1)	Certain securities are held in both the open and closed blocks.

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

Cash flows used for investing activities decreased by $283.6 million as a result of decreased cash provided by financing and operating activities resulting from sales maturities of available-for-sale debt exceeding purchases of available for sale debt. The fluctuation in purchasing activity was primarily driven by a reduction in deposits from sales of fixed index annuities as compared to September 30, 2011 while investment sales increased due to an effort to produce capital gains to offset previous capital losses.

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

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (“NYDFS”) (formerly known as the State of New York Insurance Department) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $71.9 million in 2012. During the three and nine months ended September 30, 2012, Phoenix Life declared $15.0 million and $54.0 million in dividends, respectively. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of September 30, 2012, Phoenix Life had $944.4 million of statutory capital, surplus and asset valuation reserve (“AVR”). Phoenix Life’s estimated RBC ratio was in excess of 250%.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds was $14.3 million for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

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

Aggregate life surrenders in 2011 were 6.6% of related reserves, but improved in the nine months ended September 30, 2012, dropping to 5.7%. Cash, treasuries and agency mortgage-backed securities accounted for 9.3% of fixed income investments as of September 30, 2012, as compared with 8.7% at year end 2011. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

The primary liquidity risks regarding cash inflows from the investing activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

In 2004 we issued $175.0 million principal of surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs.  Interest payments are at annual rate of 7.15%, require the prior approval of the NYDFS and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York insurance law. During September 2012, the Company repurchased and retired $48.3 million principal of these surplus notes after receiving prior approval from the NYDFS.

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

Following the reverse stock split, the Company offered an odd lot program for post-reverse stock split shareholders who held fewer than 100 shares with a voluntary and limited-time means to sell their shares, purchase enough additional shares to increase their holdings to a round lot of 100 shares or make a charitable donation of their shares. The odd lot program terminated as of October 26, 2012.

On September 20, 2012, the Board of Directors of the Company (the “Board”) authorized a program to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding common stock shares. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated the Company’s existing stock repurchase program, which was announced on January 7, 2002, effective September 20, 2012. No shares were repurchased during the nine months ended September 30, 2012.

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

The financial strength and debt ratings as of April 14, 2014 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Sept 30,	Dec 31,	percentage change
	2012	2011	2012 vs. 2011
		As restated and amended
ASSETS
Available-for-sale debt securities, at fair value	$12,436.7	$11,797.0	$662.2	5%
Available-for-sale equity securities, at fair value	30.9	35.7	(4.8)	(13%)
Limited partnerships and other investments	559.2	565.3	(6.1)	(1%)
Policy loans, at unpaid principal balances	2,338.4	2,379.3	(40.9)	(2%)
Derivative instruments	195.1	162.2	32.9	20%
Fair value investments	213.8	184.0	7.3	16%
Total investments	15,774.1	15,123.5	650.6	4%
Cash and cash equivalents	283.8	168.2	115.6	69%
Accrued investment income	207.8	175.6	32.2	18%
Receivables	663.1	648.6	14.5	2%
Deferred policy acquisition costs	944.4	1,105.1	(160.7)	(15%)
Deferred income taxes, net	61.1	120.6	(59.5)	(49%)
Other assets	279.3	244.2	35.1	14%
Discontinued operations assets	53.9	85.3	(31.4)	(37%)
Separate account assets	3,395.4	3,816.9	(421.5)	(11%)
Total assets	$21,662.9	$21,488.0	$174.9	1%

LIABILITIES
Policy liabilities and accruals	$12,657.1	$12,631.4	$25.7	0%
Policyholder deposit funds	2,914.6	2,432.2	482.4	20%
Dividend obligations	991.0	752.5	238.5	32%
Indebtedness	378.8	426.9	(48.1)	(11%)
Other liabilities	730.5	658.0	72.5	11%
Discontinued operations liabilities	48.8	74.4	(25.6)	(34%)
Separate account liabilities	3,395.4	3,816.9	(421.5)	(11%)
Total liabilities	21,116.2	20,792.3	323.9	2%

STOCKHOLDERS’ EQUITY
Common stock	0.1	1.3	(1.2)	(92%)
Additional paid in capital	2,632.7	2,630.5	2.2	0%
Accumulated other comprehensive loss	(232.0)	(230.7)	(1.3)	(1%)
Accumulated deficit	(1,676.4)	(1,528.7)	(147.7)	(10%)
Treasury stock	(182.9)	(179.5)	(3.4)	(2%)
Total The Phoenix Companies, Inc. stockholders’ equity	541.5	692.9	(151.4)	(22%)
Noncontrolling interests	5.2	2.8	2.4	86%
Total liabilities and stockholders’ equity	546.7	695.7	(149.0)	(21%)
Total The Phoenix Companies, Inc. stockholders’ equity	$21,662.9	$21,488.0	$174.9	1%
———————
Not meaningful (NM)

September 30, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business due to annuity sales. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates declined during the first three quarters of 2012. Partially offsetting these increases was a decline in policy loans outstanding.

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

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased primarily as a result of continued sales of fixed indexed annuities as well as positive market performance as illustrated in the table below entitled “Annuity Funds on Deposit.”

Dividend obligations increased during the nine months ended September 30, 2012 primarily resulting from an increase in unrealized gains on the closed block assets related to a decline in interest rates in the first nine months of 2012.

During the third quarter of 2012, $48.3 million of surplus notes were repurchased from the open market.

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the nine months ended September 30, 2012. The net loss was partially offset by a decrease in accumulated other comprehensive loss related to appreciation of investments.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Deposits	$211.1	$279.0	$631.0	$675.6
Performance and interest credited	138.9	(350.5)	329.2	(138.6)
Fees	(14.6)	(13.0)	(43.5)	(41.6)
Benefits and surrenders	(134.9)	(134.9)	(453.1)	(426.4)
Change in funds on deposit	200.5	(219.4)	463.6	69.0
Funds on deposit, beginning of period	4,758.5	4,371.7	4,495.4	4,083.3
Annuity funds on deposit, end of period	$4,959.0	$4,152.3	$4,959.0	$4,152.3

Three and nine months ended September 30, 2012 compared with three and nine months ended September 30, 2011

Annuity funds on deposit increased $200.5 million during the three months ended September 30, 2012 compared to a decrease of $219.4 million during the three months ended September 30, 2011. The increase in the third quarter of 2012 reflected deposits from sales of fixed indexed annuity contracts and positive market performance partially offset by surrenders of variable annuity contracts. This compared with a decrease in the third quarter of 2011 that reflected negative market performance.

Annuity funds on deposit increased $463.3 million and $69.0 million during the nine months ended September 30, 2012 and 2011, respectively. The increase in funds during the nine months ended September 30, 2012 and 2011 were both a result of deposits from sales of fixed indexed annuity contracts partially offset by variable annuity surrenders. The increase in funds during the 2012 period as compared to the 2011 period was significantly larger primarily as a result of the positive market performance in the current year.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Deposits	$20.6	$23.9	$62.8	$71.3
Performance and interest credited	43.6	(138.8)	106.5	(76.9)
Fees and cost of insurance	(19.5)	(20.5)	(59.3)	(62.9)
Benefits and surrenders	(24.2)	(27.2)	(92.6)	(108.7)
Change in funds on deposit	20.5	(162.6)	17.4	(177.2)
Funds on deposit, beginning of period	1,016.0	1,137.0	1,019.1	1,151.6
Variable universal life funds on deposit, end of period	$1,036.5	$974.4	$1,036.5	$974.4

Three and nine months ended September 30, 2012 compared with three and nine months ended September 30, 2011

Variable universal life funds on deposit increased $20.5 million during the three months ended September 30, 2012 compared to a decrease of $162.6 million during the three months ended September 30, 2011. Changes in funds on deposit during both the third quarter 2012 and third quarter 2011 were primarily driven by market performance.

Variable universal life funds on deposit increased $17.4 million during the nine months ended September 30, 2012 compared to a decrease of $177.2 million during the nine months ended September 30, 2011. The increase in the 2012 period primarily related to positive market performance. The decrease in  the 2011 period was a result of negative market performance and surrenders.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Deposits	$97.1	$94.2	$275.8	$285.0
Interest credited	18.7	19.4	56.7	60.2
Fees and cost of insurance	(93.1)	(101.1)	(283.4)	(307.6)
Benefits and surrenders	(27.2)	(30.7)	(81.6)	(91.2)
Change in funds on deposit	(4.5)	(18.2)	(32.5)	(53.6)
Funds on deposit, beginning of period	1,824.8	1,883.5	1,852.8	1,918.9
Universal life funds on deposit, end of period	$1,820.3	$1,865.3	$1,820.3	$1,865.3

Three and nine months ended September 30, 2012 compared with three and nine months ended September 30, 2011

Universal life funds on deposit decreased $4.5 million and $18.2 million during the three months ended September 30, 2012 and 2011, respectively. Universal life funds on deposit also decreased $32.5 million and $53.6 million during the nine months ended September 30, 2012 and 2011. The decrease during these periods was primarily a result of fees and cost of insurance charges and surrenders exceeding deposits as a result of minimal new sales.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2012, the Company had unfunded commitments of $215.5 million under such agreements, of which $16.9 million is expected to be funded by December 31, 2012.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2012, the Company had open commitments of $41.6 million under such agreements which are expected to be funded by December 31, 2012.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2012 Form 10-K.

Obligations Related to Pension and Post-employment Employee Benefit Plans

As of September 30, 2012, there were no material changes to our obligations related to pension and post-employment employee benefit plans as described in our 2012 Form 10-K.

We made contributions to the pension plan of $3.4 million in the first quarter of 2012, $3.6 million in the second quarter of 2012 and $11.2 million in the third quarter of 2012. We made contributions totaling $17.3 million during 2011. We do not expect to make additional contributions to the plans over the next three months. However, on July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. We are evaluating its impact.

Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

See Note 16 to our consolidated financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services which are disclosed in Note 22 to our consolidated financial statements in this Form 10-Q for additional information.

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

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $845.7 million at December 31, 2011 to $944.4 million at September 30, 2012. The principal factor resulting in this increase was consolidated net income of $184.5 million, offset by $54.0 million of dividends declared during 2012 and $48.1 million of surplus note retirement.

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

See our 2012 Form 10-K for information regarding our enterprise risk management. There were no material changes in our exposure to operational or market risk at September 30, 2012 compared with December 31, 2011.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K. There were no material changes in our market risk exposure at September 30, 2012 compared with December 31, 2011.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2012, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2012 Form 10-K. As disclosed in the 2012 Form 10-K, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2012 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2012 were also present at September 30, 2012. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim consolidated financial statements.

To address these material weaknesses, management performed additional analyses and other procedures (as further described under the subheading “Management’s Remediation Initiatives” in the 2012 Form 10-K) to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Previously Identified Material Weaknesses

As previously disclosed in the 2012 Form 10-K, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2012 Form 10-K.

Remediation Status

As disclosed in the 2012 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2012 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

Changes in Internal Control Over Financial Reporting

There were no material changes to the Company’s internal control over financial reporting during the third quarter of 2012.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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

For a discussion of legal proceedings as of September 30, 2012, see Item 3, "Legal Proceedings" in Part I, Item 3 of our 2012 Form 10-K.

See Item 1A, “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K and Note 21 to our consolidated financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

As of September 30, 2012, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

(a)      Not applicable.

(b)      No material changes.

Item 6.    EXHIBITS

Exhibit

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed August 13, 2012)

3.2
Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc.,  as amended August 10, 2012 (incorporated by reference to Exhibit 3.1(a) to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

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

THE PHOENIX COMPANIES, INC.

Date: April 22 , 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer