Form 10-K
period 2013-12-31
PHOENIX COMPANIES INC/DE
filed 2014-08-06
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2013, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.2 billion based on the last reported sale price of $43.00 per share of the common stock on the New York Stock Exchange on that date. On August 4, 2014, the registrant had 5.7 million shares of common stock outstanding; it had no non-voting common equity.

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2013 (this “Form 10-K”) is being filed by The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) prior to the filing of the Company’s Quarterly Reports on Form 10-Q for each of the periods ended March 31, June 30 and September 30, 2013 (the “2013 Quarterly Periods”). However, this Form 10-K does contain interim unaudited quarterly information for each of the four quarterly periods in 2013. Pursuant to the Order (as defined below), the Company intends to file Forms 10-Q covering each of the 2013 Quarterly Periods following the filing of this Form 10-K.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on November 8, 2012 (as was amended by Forms 8-K/A filed by the Company on March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated (the “Restatement”). On April 1, 2014, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the SEC containing the Restatement.

On February 12, 2014, the Company and PHL Variable Insurance Company (“PHL Variable”) submitted an Offer of Settlement with the SEC pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, the Company and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

The Company filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file the 2013 Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, the Company and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. The Company and PHL Variable each is required to pay a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made. As of the date of filing of this Form 10-K, each of the Company and PHL Variable are subject to certain amended deadlines for their respective SEC periodic reports, as further described in the risk factor regarding the March 2014 Order and the Amended Order under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

The delay in the filing of this Form 10-K is primarily as a result of the Restatement, our insurance company subsidiaries’ restatements of their respective financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the utilization of interim measures taken to address weaknesses in the Company’s internal control over financial reporting, which has added to the time necessary to both prepare the financial statements for the year ended December 31, 2013 and complete the related audit process. Financial statements contained in this Form 10-K for periods ended on or prior to June 30, 2012 reflect the Restatement. Further, certain disclosures in this Form 10-K relating to our business, risk factors, legal proceedings and related matters are updated to include certain information for periods after December 31, 2013 through the date of the filing of this Form 10-K.

As of the date of filing of this Form 10-K, the Company has not filed any periodic reports under the Exchange Act for any period in 2014 and, as a result, U.S. GAAP financial information of the Company for 2014 has not yet been made publicly available.

For additional information regarding certain risks associated with the Company’s failure to file timely periodic reports and resume a timely filing schedule under the Exchange Act, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

PART I

Item 1.    Business

Overview

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our principal insurance company subsidiaries are Phoenix Life Insurance Company (“Phoenix Life”), domiciled in New York, and PHL Variable Insurance Company (“PHL Variable”), domiciled in Connecticut. Collectively with Phoenix Life and Annuity Company and American Phoenix Life and Reassurance, both domiciled in Connecticut, they are our “Life Companies.” Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. As of December 31, 2013, we had $103.9 billion of gross life insurance in force and $5.5 billion of annuity funds under management.

In 2013, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 88% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Target Market

Our current target market consists of middle market and mass affluent families and individuals planning for or living in retirement. This market has a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement, income replacement and death benefits. Our target customer is age 50 or older with investable assets of $500,000 or less. Historically, our marketing strategies focused on high-net-worth and affluent households with sophisticated estate planning and other financial needs, and the majority of our life insurance and annuities in force reflects this market focus.

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2013, caps ranged from 1.25% to 5.50%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 28% of indexed annuity deposits in 2013 included premium bonuses ranging from 4% to 10% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases at a guaranteed rate established when the contract is sold and that is independent of the growth of the account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2013, approximately 93% of all indexed annuity contracts sold included a GMWB. Certain annuities with a GMWB also include an enhanced withdrawal benefit (“EWB”) that allows for an additional amount of guaranteed income if certain qualifying conditions are met (confinement to a nursing care facility and/or inability to perform activities of daily living). In 2013, approximately 20% of all indexed annuity contracts sold included an EWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2013, approximately 37% of all indexed annuity contracts sold included a GMDB.

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

Variable Annuities: This product allows contract owners to direct deposits into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. Deposits allocated to the general account earn interest at a specified rate of return determined by us, subject to certain minimums. In the separate investment accounts, the contract owner bears the risk of investment results. We credit to the separate investment accounts the return on the underlying investments in the separate account specified net of specified fees and charges.

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

Life Insurance
Whole Life: This product provides permanent insurance coverage and tax-deferred savings in return for predetermined premium payments. Premiums are invested in our general account. For whole life policies in our closed block (see Note 4 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K), policies typically provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, provide for paid-up additional insurance or reduce the premiums required.

Universal Life: This product provides permanent insurance coverage with a tax deferred savings element. It allows the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of cost of insurance charges and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right, within limits, to adjust the fees we assess for providing administrative services and the rate we charge for the cost of insurance; these may be adjusted by us, but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly deduction.

Indexed Universal Life: This product is a type of universal life where premiums may be allocated to a fixed interest account and/or a variety of indexed accounts that allow policyholders to earn index credits based on the performance of specific equity market or other price indices.

Variable Universal Life: This product is similar to universal life, except that premiums may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for administrative expenses and cost of insurance charges. We retain the right, within limits, to adjust the fees we assess for providing administrative services and the rate we charge for the cost of insurance; these may be adjusted by us, but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Variable annuities, a limited number of fixed annuities and variable life products offered by the life insurance subsidiaries of the Company are registered under the federal securities laws. These life insurance subsidiaries have not offered these products to new customers since their audited financial statements for the most recent fiscal year end, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have not yet been completed. Existing customers with existing contracts have been able to continue to invest in these products and change investment elections, but certain investment alternatives have closed for new investment.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing more than 11,500 independent producers. In 2013, nearly 2,200 producers sold Phoenix products. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs and enhancing our servicing and support technology.

Saybrus Partners, Inc.: Saybrus, Phoenix’s distribution company, sells Phoenix products through selected independent producers and IMOs and provides consulting services to partner firms in support of policies written by companies other than Phoenix. Saybrus’ revenues primarily consist of commissions based on successful sales.

Saybrus’ partner firms include institutional firms, banks, insurance retailers and broker/dealers. It brings expertise to help these firms’ financial professionals address clients’ needs with insurance solutions for basic protection as well as income, estate and business planning. Saybrus offers solutions for the middle, affluent and high-net-worth markets and customizes its services to best fit its partners’ businesses with capabilities ranging from traditional wholesaling to comprehensive consultation and point of sale support.

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2013, 92.7% of our total available-for-sale debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2013, 3.5% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our variable and indexed annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge certain of those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2013, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $130.8 million, and the post CVA net mark-to-market exposure was $129.7 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organization (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

Policy Administration

As of December 31, 2013, we had 335,059 life insurance policies and 76,545 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with respect to certain statutory requirements. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 66% of the reinsurance recoverable.

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

See Note 5 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding reinsurance.

Regulation

Phoenix Life and PHL Variable are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

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

Our insurance subsidiaries file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. See Notes 21 and 27 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding late filings.

The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices.

Most of the jurisdictions in which our Life Companies are admitted to transact business require us to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Phoenix Life is currently undergoing the New York Department of Financial Services (the “NYDFS”) quinquennial market conduct examination. The NYDFS issued the financial examination portion of its report for Phoenix Life on June 26, 2014. PHL Variable is currently under market conduct examination by the Connecticut Insurance Department. The Connecticut Insurance Department issued a financial examination report of PHL Variable on May 28, 2014. We expect to receive final market conduct examination reports in 2014.

Annually, our Life Companies are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. The most recent opinions were provided on a timely basis.

Each of our Life Companies reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2013, our insurance subsidiaries’ RBC ratio was in excess of 250% of company action level risk based capital, the highest regulatory threshold.

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

Employees

At December 31, 2013, we employed approximately 620 people. We have experienced no work stoppages or strikes and consider our relations with our employees to be good. None of our employees are represented by a union.

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

On November 18, 2011, the Company completed the sale of Goodwin Capital Advisers, Inc. (“Goodwin”).

See Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the sale of Goodwin.

The following chart illustrates our corporate structure as of December 31, 2013.

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

We face risks related to the Restatement, the restatement of historical financial statements of one of our principal insurance company subsidiaries and that, following the filing of this Form 10-K, we remain delayed in our SEC reporting obligations.

As discussed in the 2012 Form 10-K in the Explanatory Note and in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in the 2012 Form 10-K (and as previously reported in our Current Report on Form 8-K, filed with the SEC on November 8, 2012, as amended by Forms 8-K/A filed with the SEC on March 15, 2013 and April 24, 2013, respectively), we concluded that certain of the Company’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. Additionally, as previously reported by our insurance company subsidiary, PHL Variable, in a Current Report on Form 8-K filed with the SEC on September 8, 2012, as amended by Forms 8-K/A filed by PHL Variable with the SEC on November 8, 2012, March 15, 2013 and April 24, 2013, respectively, PHL Variable’s audit committee concluded that certain of PHL Variable’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements.

On April 1, 2014, we filed with the SEC the 2012 Form 10-K containing audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC and other disclosures regarding the Restatement. On April 25, 2014, PHL Variable filed with the SEC its 2012 Annual Report on Form 10-K containing audited financial statements of PHL Variable for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by PHL Variable with the SEC and other disclosures regarding its U.S. GAAP restatement.

As a result of the Restatement, our SEC reporting obligations remain delayed as of the filing date of this Form 10-K, and we cannot assure when we will resume a timely filing schedule with respect to our SEC reports. Even after we complete these delayed filings, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

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

•
the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister the Company and PHL Variable;

•
the risk of failure to file our delayed SEC filings and 2014 Quarterly Reports on Form 10-Q by March 16, 2015, the extended deadline for providing these SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of our outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these SEC filings;

•
the risk that the delay in filing our annual report for the year ended December 31, 2013 and any failure to satisfy other New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our securities, including our common stock;

•
the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PHL Variable to file SEC reports on a timely basis;

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

•
the incurrence of significant expenses related to the Restatement, the U.S. GAAP restatements undertaken by our insurance company subsidiaries, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, and the preparation of this Form 10-K and our delayed SEC reports;

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

•
risks associated with PHL Variable’s delay in its SEC reporting obligations and its inability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s inability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; and

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

We have concluded that there are material weaknesses in our internal control over financial reporting, which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2013. Some of the interim measures we have taken to address weaknesses in our internal control over financial reporting are manual, which are more time consuming to prepare, more prone to errors than computerized systems, and require more exhaustive audit processes. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls and to replace interim measures taken to address weaknesses could result in further restatements of financial statements and correction of other information filed with the SEC.

The extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of our Restatement involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this Form 10-K and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure you that these extraordinary processes were adequate to identify and correct all material errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this Form 10-K, the previously identified material weaknesses have not been fully addressed and remediated. We continue to improve our internal control over financial reporting and disclosure controls and procedures by, among other things:

•	enhancing our existing accounting policies and procedures;

•	implementing changes in our finance and accounting organization;

•	adopting new accounting and reporting processes and procedures; and

•	introducing new or enhanced accounting systems and processes.

As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this Form 10-K, or that we will be able to timely comply with our reporting obligations in the future.

We have effected the Restatement through the filing of a single, multi-year comprehensive Annual Report on Form 10-K for the year ended December 31, 2012. We have not received any assurance from the SEC that such a comprehensive report satisfies our Restatement filing obligations and, if it is ultimately determined that it does not, we may be required to amend that comprehensive report and/or file other amended reports to effect the Restatement. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

Because we remain delayed in our SEC reporting obligations, we do not have current financial information available.

We have not yet filed our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2014, September 30, 2013, June 30, 2013, and March 31, 2013 (the “Delayed SEC Reports”). We are likely to be unable to file our Quarterly Reports on Form 10-Q for the periods ended June 30, 2014 and September 30, 2014 on a timely basis and we expect to be current with all of our and PHL Variable’s periodic reporting obligations by December 12, 2014. Until we file the Delayed SEC Reports and are otherwise current in our SEC filing requirements, there is a lack of current publicly available information concerning the consolidated results of operations and financial condition of the Company. Our ability to file the Delayed SEC Reports and resume a timely filing schedule with respect to our SEC reports is subject to a number of contingencies, including but not limited to, whether we continue to identify errors in our consolidated financial statements and whether existing systems and processes can be timely updated, supplemented or replaced.

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

The Company and PHL Variable have failed to comply with filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, and may fail to comply with the filing deadlines included in the Amended Cease-and-Desist Order, dated August 1, 2014, and if the Company and/or PHL Variable fail to become timely under the Exchange Act as provided in the Amended Order and otherwise fail to comply with their respective filing obligations under the Exchange Act, the SEC may seek sanctions against both the Company and PHL Variable. The Company and PHL Variable may be subject to further investigation and potential regulatory action.

On February 12, 2014, the Company and PHL Variable submitted an Offer of Settlement with the SEC pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, the Company and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

The Company filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file the 2013 Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, the Company and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. The Company and PHL Variable each is required to pay a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

The following table sets forth the deadlines in the Amended Order for the Company’s SEC periodic reports:

Phoenix Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 6, 2014
10-Q	Quarterly Period ended March 31, 2013	September 10, 2014
10-Q	Quarterly Period ended June 30, 2013	September 10, 2014
10-Q	Quarterly Period ended September 30, 2013	September 10, 2014
10-Q	Quarterly Period ended March 31, 2014	October 17, 2014
10-Q	Quarterly Period ended June 30, 2014	October 24, 2014
10-Q	Quarterly Period ended September 30, 2014	December 5, 2014

As of the date of filing of this Form 10-K, the Company believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

The following table sets forth the deadlines in the Amended Order for PHL Variable’s SEC periodic reports:

PHL Variable Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 22, 2014
10-Q	Quarterly Period ended March 31, 2013	September 12, 2014
10-Q	Quarterly Period ended June 30, 2013	September 12, 2014
10-Q	Quarterly Period ended September 30, 2013	September 12, 2014
10-Q	Quarterly Period ended March 31, 2014	October 21, 2014
10-Q	Quarterly Period ended June 30, 2014	October 28, 2014
10-Q	Quarterly Period ended September 30, 2014	December 12, 2014

As of the date of filing of this Form 10-K, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

The SEC has a broad range of potential actions, in addition to those set forth in the Amended Order, that may be taken against the Company and PHL Variable for failure to comply with the undertakings in the March 2014 Order and the Amended Order noted above. Further, the Company is providing to the SEC certain information and documentation regarding the Restatement and the staff of the SEC has indicated to the Company that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon the Company and/or PHL Variable fines, penalties, or other remedies, including the suspension of trading of the Company’s securities or deregistration of the Company and PHL Variable under the Exchange Act, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive and diverting management from the operation of our business and could have a material adverse effect on our business, financial condition and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees.

If we fail to file one or more of the Relevant SEC Reports by March 16, 2015, we may seek additional consents from certain bondholders to extend the date for providing certain Relevant SEC Reports to the Indenture Trustee.

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

Because of the delay in filing the 2012 Form 10-K and certain of our delayed SEC reports, the Trustee under the Indenture covering the Bonds sent notices of default under the Indenture initiating the 60-day cure periods thereunder. Consequently, we sought and successfully obtained the consents of Holders representing a majority of the outstanding principal amount of the Bonds (“Requisite Consents”) to amend the Indenture, and to provide related waivers, that allowed us to ultimately extend the date for providing the 2012 Form 10-K, the Third Quarter 2012 Form 10-Q, this Form 10-K, the Delayed SEC Reports and the Quarterly Reports on Form 10-Q for the periods ending June 30, 2014 and September 30, 2014 (collectively, the “Relevant SEC Reports”) to the Trustee to a date on or prior to March 16, 2015. If we fail to file one or more of the Relevant SEC Reports by March 16, 2015, we may seek an additional consent from the Holders to amend the Indenture, and to provide a related waiver, that will allow us to extend the date for providing such Relevant SEC Reports to the Trustee.

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

The delay in filing this Form 10-K with the SEC and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to securities issued by us, including our common stock.

On April 2, 2014, the Company was notified by the NYSE that, as a result of its failure to timely file an Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the SEC, it was subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the Listed Company Manual of the NYSE. The NYSE notified the Company that its shares may continue to trade on the NYSE for up to six months from the filing due date. We believe that the filing of this Form 10-K satisfies the NYSE requirement noted above.

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

The outcome of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PHL Variable to file SEC reports on a timely basis are unpredictable and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

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

In connection with the Restatement, the failure by the Company to file the Delayed SEC Reports and become a timely filer under the Exchange Act, and PHL Variable’s failure to file its corresponding SEC reports and become a timely filer under the Exchange Act, as well as the reported weaknesses in internal control over financial reporting, may subject the Company and PHL Variable to a broad range of potential actions that may be taken against the Company and PHL Variable by the SEC including, but not limited to, a Cease-and-Desist Order, suspension of trading of our securities, deregistration of our securities and/or the assessment of possible civil monetary penalties.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The events which caused the need for the Restatement and the failure to timely file the 2012 Form 10-K, this Form 10-K and certain of our other delayed SEC reports have resulted in certain rating agencies placing us on negative credit watch, downgrading our credit and debt ratings and/or withdrawing these ratings and further credit rating downgrades of our debt or financial strength ratings or withdrawal of these ratings are possible. These downgrades or withdrawals could result in an increase in policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign Phoenix Life and its insurance company subsidiaries financial strength ratings, and assign us debt ratings, based in each case on their opinions of the Company’s or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. The Company, its insurance company subsidiaries and their securities have been placed on negative credit ratings watch and/or downgraded or withdrawn by certain rating agencies in connection with the events which caused the need for this Restatement and the failure to timely file the 2012 Form 10-K and certain of our delayed SEC reports. These recent developments and any future rating downgrades or withdrawals may cause reputational damage, which could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Financial statement restatements may result in downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings, any of which could negatively impact our liquidity. Such an increase would decrease our earnings, could reduce access to financing and have a material adverse effect on our operations.

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

We have incurred and expect to continue to incur significant expenses related to the Restatement and the U.S. GAAP restatements undertaken by our insurance company subsidiaries, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, the preparation of this Form 10-K and the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PHL Variable to each become a timely filer under the Exchange Act.

We have devoted and expect to continue to devote substantial internal and external resources to remediation relating to the Restatement, the PHL Variable U.S. GAAP restatement, the U.S. GAAP restatements undertaken by our other insurance company subsidiaries, the preparation of this Form 10-K and the Delayed SEC Reports, and otherwise becoming a timely filer under the Exchange Act. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services, consent waivers as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses in our internal control over financial reporting and our disclosure control and procedures, could have a material adverse effect on our business, profitability and financial condition. For additional information regarding principal accounting fees and services, please see Part III, Item 14 of this Form 10-K.

The Restatement process, the preparation of this Form 10-K, the preparation of the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PHL Variable to each become a timely filer under the Exchange Act have diverted, and continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information may hinder our ability to effectively manage the business of the Company.

The Restatement process and the preparation of this Form 10-K, the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PHL Variable to each become a timely filer under the Exchange Act have diverted, and continue to divert, management and other human resources from the operation of our business. As a result of the delay in completing the Restatement, we have delayed filing our Delayed SEC Reports and we are likely to be unable to file our Quarterly Reports on Form 10-Q for the periods ending June 30, 2014 and September 30, 2014 on a timely basis and we expect to be current with all of our and PHL Variable’s periodic reporting obligations by December 12, 2014. The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company have spent significant time on the Restatement and the U.S. GAAP restatements of our insurance company subsidiaries, and continue to spend significant time on the preparation of the Delayed SEC Reports, related disclosures, remediation of disclosure controls and procedures and internal control over financial reporting of the Company and its insurance company subsidiaries, and efforts otherwise necessary for the Company and PHL Variable to each become a timely filer under the Exchange Act. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business. In addition, current, accurate financial information is essential to the management of our complex business, including controlling the financial risk associated with the products that the Company offers and sells through its subsidiaries. The absence of current publicly available financial information may make it more difficult to accomplish the strategic objectives of the Company.

The Delayed SEC Reports adversely impact our ability to access alternate financing arrangements to fund our ongoing operations, particularly in the event the payment obligation with respect to the Bonds is accelerated as provided in the Indenture. In addition, we will be limited in our ability to register our securities for offer and sale with the SEC under the Securities Act, until we have filed the Delayed SEC Reports and are otherwise current with our relevant SEC filing obligations.

Our ability to obtain financing, if needed, depends upon many factors, including our business prospects and creditworthiness as well as external economic conditions and general liquidity in the credit and capital markets. In light of the delay in filing the Delayed SEC Reports and our failure to be current with our relevant SEC filing obligations, we may be unable, if needed, to secure outside financing to fund ongoing operations, in particular in the event that our payment obligation with respect to the Bonds is accelerated as provided in the Indenture. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot assure that additional financing would be available to us, or be sufficient or available on satisfactory terms. In addition, until current periodic reports and financial statements are filed with the SEC, we will be precluded from registering our securities with the SEC for offer and sale.

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

PHL Variable is delayed in its SEC reporting obligations, Phoenix Life is delayed in filing certain U.S. GAAP financial statements with the SEC, and errors were found in certain audited and unaudited Statutory financial statements of Phoenix Life, any or all of which may have a material adverse impact on the business and financial condition of the Company.

We conduct the majority of our business through Phoenix Life and its indirect subsidiary, PHL Variable. On April 25, 2014, PHL Variable filed its restatement of previously issued audited financial statements and unaudited financial statements for the periods ended March 31, June 30 and September 30, 2011 and 2012, restated to the extent previously filed with the SEC, as part of its Annual Report on Form 10-K for the year ended December 31, 2012.

As a result of the delay in completing our Restatement and this Form 10-K, PHL Variable is delayed in its SEC reporting obligations.

PHL Variable has previously announced that until it becomes current in its SEC reporting requirements and has filed with the SEC new registration statements or amendments to its existing registration statements covering its products to include required financial information, it will continue to not issue any new SEC-registered life insurance and annuity contracts. Phoenix Life similarly has announced that it will continue to not issue any new SEC-registered life insurance and annuity contracts until it has filed with the SEC amendments to its product registration statements to include updated financial information. Phoenix Life is delayed in filing certain U.S. GAAP financial statements with the SEC which it is required to file as a result of its SEC-registered life insurance and annuity contracts. In addition, until PHL Variable becomes current in its SEC reporting requirements and the Company’s insurance company subsidiaries have filed with the SEC new registration statements or amendments to their existing registration statements covering their products to include required information, there will be ongoing uncertainty regarding our ability to continue to accept premiums, or to process certain other investment transaction requests, associated with the outstanding SEC-registered life insurance and annuity contracts of our insurance company subsidiaries. In such an event, these actions may have a material adverse impact on our future revenues, our competitive position and consumer perception of our products, and our retention of existing contracts and may result in claims related to these SEC-registered products against us and our insurance company subsidiaries, any of which could have a material adverse effect on the Company’s business and financial results. In addition, in connection with its product offerings, PHL Variable relies on third party vendors to supply vendor-generated products. PHL Variable’s failure to be current in its SEC filings may cause such vendors to terminate their relationships with PHL Variable which in turn may cause PHL Variable to terminate many of its product offerings.

As a result of our U.S. GAAP financial statement restatement, certain errors were found in our insurance company subsidiaries’ financial statements prepared in accordance with Statements of Statutory Accounting Principles (“Statutory”) filed with the applicable state insurance regulators. Those errors were corrected in subsequent filings with the applicable state insurance regulators. We do not believe the state insurance regulators will deem it necessary to adjust our insurance company subsidiaries’ historical unaudited Statutory financial statement filings with the applicable state insurance regulators. However, we concluded that the audited Statutory financial statements for the year ended December 31, 2012 filed by Phoenix Life with its applicable state insurance regulators, which restate Statutory financial statements for the year ended December 31, 2011, materially differ from the annual unaudited Statutory financial statements for the year ended December 31, 2012 previously filed by Phoenix Life. Also, the fact of the insurance company subsidiaries’ restatements, the delay in PHL Variable’s filing of periodic reports with the SEC and the Restatement could result in various regulatory bodies conducting examinations or investigations and/or making inquiries of our insurance company subsidiaries and the Company concerning compliance with applicable laws and regulations, which may increase our compliance costs and the potential for regulatory investigations or proceedings or other claims. Any existing or future litigation, investigations, proceedings or claims that we and the insurance company subsidiaries are or could become involved in, or become the subject of, could have a material adverse effect on our financial condition, liquidity or financial statements.

Our insurance company subsidiaries’ failure to file, or timely file, audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance company subsidiaries are required to file audited Statutory financial statements with the applicable regulatory authorities annually. As a result of the Restatement, our insurance company subsidiaries filed their respective audited statutory financial statements for 2012 after the initial due date but within extensions granted by their respective domiciliary insurance regulators.

Our insurance company subsidiaries have not timely filed their 2013 annual audited Statutory financial statements with applicable state insurance regulators. Our insurance company subsidiaries have received from their respective domiciliary insurance regulators extensions for submission of their respective 2013 annual audited Statutory financial statements and management’s report on internal control over financial reporting. Our insurance company subsidiaries intend to seek further extensions, as necessary. If such extensions are not granted, failure to timely file such financial statements and management’s report can result in, among other things, the imposition of sanctions and penalties, including operating restrictions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. We are, and in the future may be, subject to and involved in legal actions and proceedings in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Furthermore, certain institutional investors have purchased, or may purchase in the future, large numbers of Life Companies’ policies in the secondary market and have asserted, or may assert, claims against us before regulatory agencies and in litigations. Substantial legal liability in these or future legal actions could have an adverse effect on us or cause us reputational harm, which in turn could, among other items, harm our business prospects, result in regulatory or legislative responses and have an adverse effect on our consolidated financial statements.

It is difficult to predict or determine the ultimate outcome of legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. However, given the large or indeterminate amounts and/or other remedies sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the way we conduct our business and our financial condition, liquidity or consolidated financial statements in particular quarterly or annual periods. For a more detailed discussion of certain current litigation and other proceedings please refer to the discussion under “Item 3: Legal Proceedings” of this Form 10-K.

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

Adverse experience relative to our pricing assumptions could also result in higher amortization of deferred policy acquisition costs. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Form 10-K. If our estimates of future gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the pricing assumptions are changed, resulting in an “unlocking” charge to income. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

We conduct the majority of our business through Phoenix Life and its indirect subsidiary, PHL Variable. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by their respective insurance regulators and the NAIC. In addition, NAIC regulations define minimum RBC requirements relating to insurance, business, asset and interest rate risks, which are intended to be used by insurance regulators to identify deteriorating or weakly capitalized companies. Separately, some rating agencies have their own capital models that are used to assess capital adequacy as part of the rating process.

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

Our valuation of debt securities and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

We record debt and equity securities at fair value on our consolidated balance sheets. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction and may change very rapidly as market conditions change or assumptions are modified. Significant changes in value may have a material adverse effect on our results of operations and financial condition.

In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-down is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Form 10-K for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other-than-temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change, which could result in a material adverse effect on our results of operation and financial condition.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us. Further, for as long as we remain delayed with our SEC reporting obligations, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about our status, and our ability to use our common stock to retain and motivate employees also will continue to be a challenge and subject to certain restrictions.

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

Significant and fundamental changes in U.S. federal income tax laws, U.S. Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and tax assets or make certain of our products less attractive to consumers.

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

It is possible that future accounting standards which we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data - Adoption of New Accounting Standards” in this Form 10-K for more information.

Item 1B.    Unresolved Staff Comments

As of December 31, 2013, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.    Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. As of December 31, 2013, we also leased space in two garages in Hartford, Connecticut for employee parking, one of which was terminated as of June 1, 2014. Property is also leased for our home office in East Greenbush, New York.

Item 3.    Legal Proceedings

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the outcome of our litigation and arbitration matters described below are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

On February 12, 2014, the Company and PHL Variable submitted an Offer of Settlement with the SEC pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, the Company and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

The Company filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file the 2013 Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, the Company and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. The Company and PHL Variable each is required to pay a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

The following table sets forth the deadlines in the Amended Order for the Company’s SEC periodic reports:

Phoenix Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 6, 2014
10-Q	Quarterly Period ended March 31, 2013	September 10, 2014
10-Q	Quarterly Period ended June 30, 2013	September 10, 2014
10-Q	Quarterly Period ended September 30, 2013	September 10, 2014
10-Q	Quarterly Period ended March 31, 2014	October 17, 2014
10-Q	Quarterly Period ended June 30, 2014	October 24, 2014
10-Q	Quarterly Period ended September 30, 2014	December 5, 2014

As of the date of filing of this Form 10-K, the Company believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

The following table sets forth the deadlines in the Amended Order for PHL Variable’s SEC periodic reports:

PHL Variable Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 22, 2014
10-Q	Quarterly Period ended March 31, 2013	September 12, 2014
10-Q	Quarterly Period ended June 30, 2013	September 12, 2014
10-Q	Quarterly Period ended September 30, 2013	September 12, 2014
10-Q	Quarterly Period ended March 31, 2014	October 21, 2014
10-Q	Quarterly Period ended June 30, 2014	October 28, 2014
10-Q	Quarterly Period ended September 30, 2014	December 12, 2014

As of the date of filing of this Form 10-K, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against Phoenix Life and PHL Variable in the United States District Court for the Central District of California; this case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped the Company as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleged that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against the Company, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. By subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint in the Fleisher Litigation, filed on November 18, 2011, challenges COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York and subject to New York law. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions, which was coordinated by the court, has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. The Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut and assigned a new docket number (C.A. No. 3:14-cv-0555-WWE). The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending. (OCI Case No. 13-C35362).

Phoenix Life and PHL Variable believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

Shareholder Action

On April 17, 2013, Robert Strougo, et al. filed a complaint against the Company, James D. Wehr and Peter A. Hofmann in the United States District Court for the District of Connecticut (Case No. 13-CV-547-RNC) (the “Strougo Litigation”). On November 1, 2013, the plaintiffs filed an amended complaint joining Michael E. Hanrahan as an additional individual defendant. The plaintiffs seek to recover on behalf of themselves and a class defined as all persons (other than the defendants) who purchased or otherwise acquired the Company’s securities between May 5, 2009 and August 14, 2013 for claims arising out of the Company’s announced intent to restate previously filed financial statements. The plaintiffs allege that, throughout the class period, the Company made materially false and misleading statements regarding the Company’s business, operational and compliance policies. The plaintiffs seek damages, attorneys’ fees and other litigation costs. On June 2, 2014, prior to moving to certify a class, the plaintiffs voluntarily dismissed the action with prejudice as to the named plaintiffs.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of August 4, 2014, there were 97,687 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 2,808,719 shares in 2001 and 275 shares in the 12 years ended December 31, 2013. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Throughout 2013, we issued an aggregate of 18,251 restricted stock units (“RSUs”) to seven of our nine independent directors who served during the year in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) and Regulation D of the Securities Act. Each of the RSUs is potentially convertible into one share of our common stock.

Please note that these share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the reverse stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has compensation plans under which equity securities of the Company are authorized for issuance. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2013 and 2012. The closing price of our common stock was $61.40 per share at December 31, 2013.

	2013		2012
	High	Low	High	Low
First Quarter	$31.15	$24.26	$53.80	$32.40
Second Quarter	$44.78	$26.03	$49.40	$29.20
Third Quarter	$43.60	$36.19	$37.20	$26.00
Fourth Quarter	$61.54	$35.25	$31.31	$20.51
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the reverse stock split.

Dividends

In 2013, 2012 and 2011, we did not pay any stockholder dividends.

Stock Performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Life and Health Insurance Index for the period December 31, 2008 through December 31, 2013.

The indices assume that $100 was invested on December 31, 2008, with dividends being reinvested.

Item 6.    Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2013 is reflected in the schedule that follows. We obtained the balance sheet data for the years ended December 31, 2013 and 2012 and the income statement data for the years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2010 and 2009 has been obtained from our consolidated financial statements which are not contained in this report. Our historical results should not be viewed as indicative of results expected for any future period.

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

The following should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in this Form 10-K.

Selected Financial Data:	Years Ended December 31,
($ in millions, except per share data)	2013	2012	2011	2010	2009
Income Statement Data [1]
Premiums	$351.6	$402.3	$448.7	$507.5	$563.8
Fee income	551.2	556.2	596.8	633.5	647.6
Net investment income	787.2	829.3	822.9	840.5	783.9
Net realized investment gains (losses):
Total OTTI losses	(7.5)	(51.7)	(65.3)	(107.3)	(210.3)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.8)	22.9	38.5	58.7	102.1
Net OTTI losses recognized in earnings	(12.3)	(28.8)	(26.8)	(48.6)	(108.2)
Net realized investment gains (losses), excluding OTTI losses	33.6	18.3	(5.3)	37.4	12.7
Net realized investment gains (losses)	21.3	(10.5)	(32.1)	(11.2)	(95.5)
Gain on debt repurchase	—	11.9	0.2	—	15.4
Total revenues	$1,711.3	$1,789.2	$1,836.5	$1,970.3	$1,915.2
Total benefits and expenses	$1,694.4	$1,945.2	$1,833.8	$2,011.9	$1,987.7

Income (loss) from continuing operations	7.3	(152.3)	(9.6)	$(31.3)	$(283.6)
Loss from discontinued operations, net of income taxes	(2.6)	(15.6)	(21.6)	(3.6)	(121.8)
Net gain (loss)	4.7	(167.9)	(31.2)	(34.9)	(405.4)
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)	(0.5)	1.7
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$(168.5)	$(30.7)	$(34.4)	$(407.1)

Basic income (Loss) Per Share [2]
Income (loss) from continuing operations	$1.27	$(26.40)	$(1.65)	$(5.39)	$(48.70)
Net income (loss) attributable to The Phoenix Companies, Inc.	$0.89	$(29.20)	$(5.28)	$(5.93)	$(69.90)
Diluted Income (Loss) Per Share [2]
Income (loss) from continuing operations	$1.27	$(26.40)	$(1.65)	$(5.39)	$(48.70)
Net income (loss) attributable to The Phoenix Companies, Inc.	$0.88	$(29.20)	$(5.28)	$(5.93)	$(69.90)

Dividends per share	$—	$—	$—	$—	$—

Balance Sheet Data
Cash and investments	$16,094.5	$16,228.1	$15,291.7	$14,210.9	$13,708.7
Total assets	$21,624.6	$21,629.8	$21,488.0	$21,113.2	$24,628.2
Indebtedness	$378.8	$378.8	$426.9	$427.7	$428.0
Total liabilities	$21,040.9	$21,119.3	$20,792.3	$20,312.8	$23,845.8
Total stockholders’ equity	$583.7	$510.5	$695.7	$800.4	$782.4

Combined Statutory Data
Premiums, deposits and fees [3]	$1,201.6	$1,379.0	$1,508.0	$1,226.1	$1,201.5
Net income (loss)	$(108.1)	$208.7	$157.9	$188.1	$(148.4)
Capital and surplus [4]	$597.0	$793.6	$728.8	$658.5	$517.2
Asset valuation reserve (“AVR”) [5]	150.6	136.4	124.2	108.0	59.7
Capital, surplus and AVR	$747.6	$930.0	$853.0	$766.5	$576.9
———————

[1]	The reclassification of PFG and PLARNY to discontinued operations has been reflected for all years.

[2]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the reverse stock split.

[3]
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

[4]
In accordance with accounting practices prescribed by the NYDFS, Phoenix Life’s capital and surplus includes $126.1 million, $126.1 million, $174.2 million, $174.1 million and $174.1 million of surplus notes outstanding at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

[5]
Amounts include both the Phoenix Life and PHL Variable asset valuation reserve (“AVR”). AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister the Company and PHL Variable; (v) the risk of failure to file our delayed SEC filings and our 2014 Quarterly Reports on Form 10-Q by March 16, 2015, the extended deadline for providing these SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of our outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these SEC filings; (vi) the risk that the delay in filing our annual report for the year ended December 31, 2013 and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our securities, including our common stock; (vii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PHL Variable to file SEC reports on a timely basis; (viii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (ix) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (x) the incurrence of significant expenses related to the Restatement, the U.S. GAAP restatements undertaken by our insurance company subsidiaries, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, and the preparation of this Form 10-K and our delayed SEC reports; (xi) diversion of management and other human resources attention from the operation of our business; (xii) our inability to access alternate financing arrangements to fund our ongoing operations and our inability to register securities for offer and sale with the SEC under the Securities Act until we have filed the delayed SEC filings and are otherwise current with our relevant SEC filing obligations; (xiii) risks associated with PHL Variable’s delay in its SEC reporting obligations and its inability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s inability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; and (xiv) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2013 and 2012; our consolidated results of operations for the years 2013, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and our consolidated financial statements in this Form 10-K.

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

In 2013, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 88% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Earnings Drivers

A substantial but gradually declining amount of our Life and Annuity segment earnings derive from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings meet or exceed expected cumulative earnings. See Note 4 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on the closed block.

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

•
Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and recoverables, interest credited to policyholders and changes in policy liabilities and accruals. Certain universal life reserves are based on management’s assumptions about future COI fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves.

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

•
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our consolidated balance sheets as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our consolidated balance sheets as an increase in policyholder liabilities. Premiums and deposits for other products are reflected on our consolidated balance sheets as an increase in policy liabilities and accruals.

Saybrus is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix Life and PHL Variable product lines. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends in Earnings Drivers

•
Policy benefits. Policy benefits decreased $139.6 million in the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in policy benefit expenses is primarily due to gains on guaranteed insurance benefit liabilities and reserves for profits followed by losses of $121.0 million as a result of assumption changes made during the annual comprehensive review of assumptions in the fourth quarter of 2013. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Interest margins. Universal life interest margins declined slightly in 2013 compared to 2012 primarily as a result of lower investment income consistent with declining funds under management. Annuity interest margins decreased primarily as a result of higher interest credited attributable to growth in fixed indexed annuity funds under management and lower growth in net investment income.

•
Operating expenses. Non-deferred operating expenses excluding Saybrus increased $77.9 million to $312.5 million in 2013 compared to $234.6 million in 2012. The increase in operating expenses was a result of higher professional fees and outside consulting and legal services, largely as a result of the Restatement.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization decreased $86.3 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in amortization is primarily attributable to a positive unlock impact as a result of the annual comprehensive review of assumptions in the fourth quarter of 2013. For the twelve months ended December 31, 2013 the unlock resulted in a reduction to amortization of $17.7 million, while for the twelve months ended December 31, 2012 the unlock resulted in an additional $55.2 million worth of amortization. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Net realized investment gains or losses on investments. Net realized investment gains, excluding OTTI, of $33.6 million were recognized for the twelve months ended December 31, 2013 compared to net realized investment gains of $18.3 million for the twelve months ended December 31, 2012. The change in the net realized gains is primarily attributable to a decrease in realized losses on derivatives that are used to hedge the risks associated with variable annuity guarantees and the fixed indexed annuity liabilities. For the twelve months ended December 31, 2013 there were losses on the derivatives of $27.7 million, while there were losses of $50.4 million for the twelve months ended December 31, 2012. The continued improvement in the equity markets results in losses on the derivatives that are used to hedge the risk associated with the variable annuity guarantees, that are offset by gains on the derivatives that are used to hedge the risks associated with the fixed indexed annuities. The fixed indexed annuity hedging gains were more significant in 2013 due to more significant increases in the equity market in 2013 than in 2012, as well as additional derivatives purchased resulting from continued sales of fixed indexed annuities.

•
Income taxes. The effective tax rate for 2013 and 2012 was 56.8% and 2.4% respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2013 was the change in valuation allowance, state income taxes, return to provision dividend received deduction and expired tax attribute carryforwards. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2012 was the dividend received deduction, expired tax attribute carryforwards and an increase in the valuation allowance on the pre-tax loss.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as operating income has increased. Inclusive of intercompany transactions, revenue in 2013 was $26.8 million, compared with $22.9 million in 2012. Of these amounts, revenue of $9.2 million and $11.4 million was earned from the sales of Phoenix life and annuity products in 2013 and 2012, respectively. Operating expenses increased to $23.7 million in 2013 from $20.4 million in 2012. The change was primarily driven by an increase in compensation related expenses.

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

The Company incurred $44.0 million in 2014 for audit, financial and actuarial consulting, legal and bond consent solicitation expenses related to the restatement process and preparation of restated financial statements.

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

Impact of New Accounting Standards

For a discussion of accounting standards and changes in accounting, see Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

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

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs (“DAC”) based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins (“EGMs”) arising principally from investment results, mortality, dividends to policyholders and expense margins. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”) discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s consolidated balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. Both EGMs and EGPs are based on historical and anticipated future experience which is updated periodically.

Deferred policy acquisition costs are adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

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
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. A mortality improvement assumption is also incorporated into the overall mortality table. These assumptions can vary by issue age, gender, underwriting class and policy duration.

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

Annually, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review may change our estimates of EGPs in the DAC, SIA, and URR models, as well as projections within the death benefit and other insurance benefit reserving models, the profits followed by losses reserve models, and cost of reinsurance models. Throughout the year, we may also update the assumptions and adjust these balances if emerging data indicates a change is warranted. All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision and adjust the DAC, SIA, URR, death and other insurance benefit reserves, profits followed by losses reserve, and cost of reinsurance balances in the consolidated balance sheets with an offsetting benefit or charge to income to reflect such changes in the period of the revision. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being more favorable than previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being less favorable than previous estimates.

Our process to assess the reasonableness of the EGPs uses internally developed models together with consideration of applicable recent experience and analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits cannot support the recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Over the last several years, the Company has revised a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates resulting in a change to future gross profits and the amortization of DAC, SIA and URR in 2013 are related to changes in expected premium persistency, and the incorporation of a mortality improvement assumption. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

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

We expect that our universal life block of business will generate profits followed by losses and, therefore, we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

The Company periodically reviews its estimates of actuarial liabilities for policyholder benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information.

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

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). We estimate our CSA using the credit spread (based on publicly available credit spread indices) for financial services companies similar to the Life Companies.

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2013 fair value of $74.8 million would increase to $79.6 million if the spread were decreased by 50 basis points. If the spread were increased by 50 basis points, the fair value would decrease to $70.1 million.

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

Fair Value of Securities	As of
by Pricing Source: [1]	December 31, 2013
($ in millions)	Fixed	% of
	Maturities at	Total
	Fair Value	Fair Value

Priced via independent market quotations	$8,082.3	66.4%
Priced via matrices	3,461.2	28.4%
Priced via broker quotations	119.3	1.0%
Priced via other methods	145.8	1.2%
Short-term investments [2]	361.6	3.0%
Total	$12,170.2	100.0%
———————

[1]	Inclusive of short-term investments.

[2]	Short-term investments are valued at amortized cost, which approximates fair value.

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures of our fair value methodologies.

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

Equity securities are determined to be other-than-temporarily impaired based on management judgment and the consideration of the issuer’s financial condition along with other relevant facts and circumstances. Those securities which have been in a continuous decline for over twelve months and declines in value that are severe and rapid are considered for reasonability of whether the impairment would be temporary. Although there may be sustained losses for over twelve months or losses that are severe and rapid, additional information related to the issuer performance may indicate that such losses are not other-than-temporary.

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

The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its debt and equity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss, as summarized in the “Duration of Gross Unrealized Losses on Securities” section. An extended and severe unrealized loss position on a debt security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to an extended decline in market value and the likelihood such market value decline will recover.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of the future expected cash flows to be collected for the security.

The closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable, which offset realized investment gains and losses and OTTIs, are each reported separately as components of net income.

See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt and Equity Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes.

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2013.

As of December 31, 2013, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $498.8 million has been recorded on net deferred tax assets of $568.8 million. The remaining deferred tax asset of $70.0 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $10.4 million in continuing operations, a decrease of $35.7 million in OCI-related deferred tax balances and an increase of $0.7 million recorded in discontinued operations.

The calculation of tax liabilities involves uncertainties in applying certain tax laws. ASC 740 provides that a tax benefit that arises from an uncertain tax position that is more likely than not to be upheld upon IRS examination shall be recognized in the financial statements. The more likely than not threshold requires judgments made by management and the related tax liability is adjusted accordingly as new information becomes available. Due to the complexities of such uncertainties, tax payments made upon IRS examination may be materially different from the current estimate of tax liabilities. The impact of payments that differ from the recognized liability are reflected in the period in which the examinations are completed.

The Company has minimal uncertain tax positions and accordingly, the liability for uncertain tax positions is not material to the financial statements.

See Note 14 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information related to income taxes.

Pension and Other Post-Employment Benefits

We have three defined benefit pension plans. The employee pension plan provides benefits not to exceed the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

The net periodic costs for the plans consider an assumed discount (interest) rate, an expected rate of return on plan assets and trends in health care costs. Of these assumptions, our expected rate of return assumptions, and to a lesser extent our discount rate assumptions, have historically had the most significant effect on our net period costs associated with these plans. The Company uses a building block approach in estimating the long-term rate of return for plan assets by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. Our assumed long-term rate of return for 2013 was 7.75% for our pension plan. Given the amount of plan assets as of December 31, 2012, the beginning of the measurement year, if we had assumed an expected rate of return for our pension that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been a decrease of $4.6 million and an increase of $4.6 million, respectively. These amounts consider only changes in our assumed long term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. Our assumed discount rate for 2013 was 3.98% for our pension plan, 3.81% for the supplemental retirement plan and 3.37% for our other postretirement benefit plan. Given the amount of pension and postretirement obligations as of December 31, 2012, the beginning of the measurement year, if we had assumed a discount rate for our pension plans and our other postretirement benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. These amounts consider only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

Increase (Decrease) in Net Periodic Costs:	Year Ended
($ in millions)	December 31, 2013
	-100 Basis Point Change	Net Pension Expense	+100 Basis Point Change

Pension plan	$1.5	$1.6	$1.3
Supplemental plan	8.5	8.5	8.5
Other postretirement	0.1	0.3	0.2

As of December 31, 2013, the projected benefit obligation for the Company’s pension plan, supplemental plan and other postretirement plan were $638.5 million, $137.4 million and $36.5 million, respectively.

Our assumed discount rate as of December 31, 2013 was 4.84% for our pension plan, 4.69% for the supplemental retirement plan and 4.21% for our other postretirement benefit plan. Given the amount of pension and postretirement obligations as of December 31, 2013, if we had assumed a discount rate for our pension plans and our other postretirement benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in projected benefit obligation would have been as shown in the table below.

Increase (Decrease) in Projected Benefit Obligations:	As of
($ in millions)	December 31, 2013
	-100 Basis Point Change	Projected Benefit Obligation	+100 Basis Point Change

Pension plan	$724.1	$638.5	$568.4
Supplemental plan	155.0	137.4	122.9
Other postretirement	39.5	36.5	33.9

The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K information on these and other assumptions used in measuring liabilities relating to the Company’s pension and other postretirement benefits.

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

In addition, the cap on the Company’s contribution to pre-65 retiree medical costs per participant was reduced beginning with the 2011 plan year. In October 2012, we announced that effective January 1, 2013, the Company’s contribution for pre-65 retiree medical and for post-65 retiree medical was reduced per covered member. These decisions affected retiree medical contributions for both past service and active employees. Curtailments were recognized as a result of the plan changes. The net effect was a reduction of our projected benefit obligation.

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on our pension and other post-employment benefits.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
REVENUES
Premiums	$351.6	$402.3	$448.7	$(50.7)	(13%)	$(46.4)	(10%)
Fee income	551.2	556.2	596.8	(5.0)	(1%)	(40.6)	(7%)
Net investment income	787.2	829.3	822.9	(42.1)	(5%)	6.4	1%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.5)	(51.7)	(65.3)	44.2	(85%)	13.6	(21%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.8)	22.9	38.5	(27.7)	NM	(15.6)	(41%)
Net OTTI losses recognized in earnings	(12.3)	(28.8)	(26.8)	16.5	(57%)	(2.0)	7%
Net realized investment gains (losses), excluding OTTI losses	33.6	18.3	(5.3)	15.3	84%	23.6	NM
Net realized investment gains (losses)	21.3	(10.5)	(32.1)	31.8	NM	21.6	(67%)
Gain on debt repurchase	—	11.9	0.2	(11.9)	(100%)	11.7	NM
Total revenues	1,711.3	1,789.2	1,836.5	(77.9)	(4%)	(47.3)	(3%)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,026.5	1,166.1	1,137.0	(139.6)	(12%)	29.1	3%
Policyholder dividends	189.7	294.8	259.2	(105.1)	(36%)	35.6	14%
Policy acquisition cost amortization	113.7	200.0	157.9	(86.3)	(43%)	42.1	27%
Interest expense on indebtedness	28.9	30.8	31.8	(1.9)	(6%)	(1.0)	(3%)
Other operating expenses	335.6	253.5	247.9	82.1	32%	5.6	2%
Total benefits and expenses	1,694.4	1,945.2	1,833.8	(250.8)	(13%)	111.4	6%
Income (loss) from continuing operations before income taxes	16.9	(156.0)	2.7	172.9	NM	(158.7)	NM
Income tax expense (benefit)	9.6	(3.7)	12.3	13.3	NM	(16.0)	NM
Income (loss) from continuing operations	7.3	(152.3)	(9.6)	159.6	NM	(142.7)	NM
Loss from discontinued operations, net of income taxes	(2.6)	(15.6)	(21.6)	13.0	(83%)	6.0	(28%)
Net income (loss)	4.7	(167.9)	(31.2)	172.6	NM	(136.7)	NM
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)	(1.0)	NM	1.1	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$(168.5)	$(30.7)	$173.6	NM	$(137.8)	NM
———————
Not meaningful (NM)

Analysis of Consolidated Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

The Company recorded net income from continuing operations of $7.3 million, or $1.27 per share for the twelve months ended December 31, 2013 compared with a net loss from continuing operations of $152.3 million, or $(26.40) per share for the twelve months ended December 31, 2012. The increase in income from continuing operations is primarily due to the following items:

•
Policy benefits decreased $139.6 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in policy benefit expenses is primarily due to gains on guaranteed insurance benefit liabilities and reserves for profits followed by losses of $121.0 million as a result of assumption changes made during the annual comprehensive review of assumptions in the fourth quarter of 2013. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Policyholder dividends decreased $105.1 million for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012 primarily due to a decrease in revenue from lower net investment income and a decrease in premiums as total in-force life insurance policies within the closed block continue to decline as the block ages.

•
Policy acquisition cost amortization decreased $86.3 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in amortization is primarily attributable to a positive unlock impact as a result of the annual comprehensive review of assumptions in the fourth quarter of 2013. For the twelve months ended December 31, 2013 the unlock resulted in a reduction to amortization of $17.7 million, while for the twelve months ended December 31, 2012 the unlock resulted in an additional $55.2 million worth of amortization. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Net realized investment gains, excluding OTTI, of $33.6 million were recognized for the twelve months ended December 31, 2013 compared to net realized investment gains of $18.3 million for the twelve months ended December 31, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on derivatives that are used to hedge the risks associated with variable annuity guarantees and the fixed indexed annuity liabilities. For the twelve months ended December 31, 2013 there were losses on the derivatives of $27.7 million, while there were losses of $50.4 million for the twelve months ended December 31, 2012. The continued improvement in the equity markets results in losses on the derivatives that are used to hedge the risk associated with the variable annuity guarantees, that are offset by gains on the derivatives that are used to hedge the risks associated with the fixed indexed annuities. The fixed indexed annuity hedging gains were more significant in 2013 due to more significant increases in the equity market in 2013 than in 2012, as well as additional derivatives purchased as due to continued sales of fixed indexed annuities.

Partially offsetting the increase in income from continuing operations were the following items:

•
Premium revenue decreased $50.7 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net investment income decreased by $42.1 million for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The decrease was primarily due to $40.4 million in lower investment income on long-term debt securities as bonds mature and are reinvested at lower yields. Of the reduction in net investment income, $43.7 million is attributable to the closed block and is offset by a decrease in policyholder dividends.

•
Operating expenses increased by $82.1 million for the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

A net loss from discontinued operations of $2.6 million was recognized for the twelve months ended December 31, 2013, compared to a net loss of $15.6 million for the twelve months ended December 31, 2012. The change is primarily the result of outside legal fees in the prior year as well as the commutation of certain contracts in the second quarter of 2012 that did not recur in 2013.

Year ended December 31, 2012 compared to year ended December 31, 2011

The Company recorded a net loss from continuing operations for the twelve months ended December 31, 2012 of $152.3 million, or $(26.40) per share, compared with a net loss from continuing operations of $9.6 million, or $(1.65) per share for the twelve months ended December 31, 2011. The decrease in results from continuing operations is primarily the result of the following items:

•
Premium revenue decreased $46.4 million in the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011 as a result of lower renewal premiums within the closed block and lower paid up additions on policies within the closed block which were principally due to a change in the dividend scale in 2011.

•
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

•
Policy benefits increased $29.1 million for the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011. The increase in policy benefit expense was a result of higher death benefits for universal life and traditional whole life products as a result of negative mortality experience during 2012, primarily in the third quarter. Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased sales during the year. Policy benefit expenses of $36.3 million were incurred during 2012 due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012. These expenses were partially offset by lower policy benefits within the closed block.

•
Policy acquisition cost amortization increased $42.1 million in the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011. This increase in amortization was attributable to the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012. The unlocking resulted in amortization of $55.2 million in 2012, which included amortization of $46.2 million for traditional life policies due to lower projected net yields related to investment income returns, and amortization of $6.0 million for universal life policies primarily due to lower spreads due to the low interest rate environment. Excluding the impact of unlocking, amortization related to universal life decreased as a result of negative mortality experience during the year. Amortization related to annuities decreased primarily as a result of improved market performance.

Partially offsetting the decrease in income from continuing operations were the following items:

•
Net investment income increased by $6.4 million for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. The increase was due to higher investment income on long-term debt securities as a result of additional purchases during the year and higher returns on private equity investments. These increases were partially offset by lower interest income on policy loans due to the declining balance of policy loans outstanding.

•
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

•
The Company recorded an income tax benefit of $3.7 million from continuing operations in 2012, compared to an income tax expense of $12.3 million from continuing operations in 2011. In 2012, a current tax expense of $15.6 million was recognized related to the accrual of regular taxes, offset by available credits up to the alternative minimum tax liability. This current tax expense was offset by a deferred tax benefit of $19.3 million that results from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefitting of current year losses in continuing operations when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income). In 2011, a current tax expense of $12.3 million was recognized related to alternative minimum tax.

•
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

Effects of Inflation

For the years 2013, 2012 and 2011, inflation did not have a material effect on our consolidated results of operations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2013. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

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

We measure, manage and monitor market risk associated with our insurance and annuity business as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Risk Officer.

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

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our debt security investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities and mortgage-backed securities, most of which are exposed to changes in medium-term and long-term U.S. Treasury rates. Our exposure to interest rate changes results primarily from our significant holdings of fixed rate investments and our interest-sensitive insurance liabilities. Our insurance liabilities largely comprise dividend-paying individual whole life and universal life policies and annuity contracts.

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

We also manage interest rate risk by purchasing securities that feature prepayment restrictions and call protection. Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2013, our asset and liability portfolio durations were reasonably matched.

The Company uses an industry recognized analytic model to calculate the fair value of its fixed income portfolio. The Company’s interest rate sensitivity analysis reflects the change in market value assuming a +/-100 basis point parallel shift in the yield curve. The down 100 basis point shift is floored at zero to prevent rates from going negative. The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of	As of
Fixed Income Financial Instruments:	December 31, 2013
($ in millions)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and short-term investments	$858.7	$858.0	$857.3
Available-for-sale debt securities	12,433.1	11,808.6	11,187.1
Fair value investments [1]	138.0	125.7	115.6
Totals	$13,429.8	$12,792.3	$12,160.0
———————

[1]	Includes debt securities where the fair value option has been elected.

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on fair value instruments.

We also use derivative financial instruments, primarily interest rate swaps, to manage our residual exposure to fluctuations in interest rates. We enter into derivative contracts with a number of highly rated financial institutions, to both diversify and reduce overall counterparty credit risk exposure.

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

The table below shows the interest rate sensitivity of our derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of portfolio and risk management activities.

Interest Rate Sensitivity of	As of
Derivatives:	December 31, 2013
($ in millions)	Notional Amount	Weighted- Average Term (Years)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cross currency swaps	$10.0	2.5	$(0.7)	$(0.7)	$(0.7)
Equity futures [1]	160.6	0.3	14.3	14.3	13.9
Interest rate swaps	139.0	7.9	1.0	(2.9)	(6.2)
Variance swaps	0.9	3.0	(8.0)	(7.9)	(7.8)
Call options [2]	155.3	0.1	21.9	22.0	22.0
Put options	406.0	5.3	37.1	31.1	25.9
Swaptions	3,902.0	1.1	7.0	30.7	99.0
Total	$4,773.8		$72.6	$86.6	$146.1
———————

[1]	Equity futures fair value includes margin account cash balance of $14.3 million.

[2]	Excludes call options, hedging fixed indexed annuity products.

See Note 12 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on derivative instruments.

To calculate duration for liabilities, we project liability cash flows under a number of stochastically generated interest rate scenarios and discount them to a net present value using a risk-free market rate increased for CSA. For interest-sensitive liabilities the projected cash flows reflect the impact of the specific scenarios on policyholder behavior as well as the effect of minimum guarantees. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

Liabilities in excess of the policyholder account balance for universal life contracts, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. The universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which a liability is required to be held in addition to the policy liabilities recorded.

See the “Critical Accounting Estimates” section above for more information on deferred policy acquisition costs and policy liabilities and accruals.

To estimate the impact of a 100 basis point increase or decrease in interest rates, the Company revised estimated future new money yields thereby modifying future expected portfolio returns. These shocks resulted in higher or lower investment margins and discount rates for products subject to loss recognition and profits followed by losses. All material, interest sensitive blocks of business were considered; the most significant of which is universal life. We measured the impact upon deferred policy acquisition costs and policy liabilities.

Management believes that the Company’s exposure to interest rate volatility related to its fixed index annuity product is limited and has been omitted from the analysis below. This exposure is limited due to the short duration of the indexed credit feature and the lack of guaranteed minimum benefit exposure that varies with interest rates associated on the product.

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of	As of
Deferred Policy Acquisition Costs and	December 31, 2013
Policy Liabilities: ($ in millions)	-100 Basis Point Change	Deferred Policy Acquisition Costs [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal and variable universal life	$353.3	$369.8	$375.1	$547.1	$453.0	$440.9
Other life and annuity products [2]	3.4	3.4	3.4	208.3	200.3	193.3
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these measurements provide a representation of interest rate sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2013, we held certain financial instruments that are sensitive to equity market movements, including available-for-sale equity securities, primarily related to our holdings of common stock and mutual funds, private equity partnership interests and other equities, as well as fair value equity instruments, equity options and other investments. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

The table below shows the sensitivity of our investments that are sensitive to public equity market movements measured in terms of their fair value.

Sensitivity to	As of
Public Equity Market Movements:	December 31, 2013
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

Available-for-sale equity securities	$55.6	$61.8	$68.0
Limited partnerships and other investments[1]	219.1	243.4	267.7
Derivative instruments[2]	93.3	86.6	81.1
Fair value equity investments [3]	20.9	23.2	25.5
———————

[1]
Includes private equity funds. The value of private equity investments are not highly correlated to public equity markets, because of their liquidity and valuation methodologies. Direct private equity investments have been included in the sensitivity because they are a significant equity exposure for the Company.

[2]	Primarily includes swaptions, put options, call options and equity futures, excluding those associated with the fixed indexed annuity products.

[3]	Includes equity securities backing our deferred compensation liabilities.

Certain liabilities are sensitive to equity market movements. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.

Certain variable annuity products sold by our Life Companies contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2013, the difference between the GMDB and the current account value (NAR) for all existing contracts was $16.9 million. This was our exposure to loss had all contract owners died on December 31, 2013. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information.

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

Management believes that the Company’s exposure to equity market volatility related to its fixed index annuity product is limited and has been omitted from the analysis below. This exposure is limited to the indexed credit feature of the product, which is reasonably managed through the Company’s ongoing hedging program.

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information regarding deferred policy acquisition costs.

The table below shows the estimated equity risk sensitivity of our liability products that are sensitive to equity market movements measured in terms of their fair value.

Equity Risk Sensitivity of	As of
Our Liability Products:	December 31, 2013
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

GMAB [1]	$3.7	$1.4	$(0.8)
GMWB [1]	(2.2)	(5.1)	(7.9)
GMIB [1]	(0.3)	(0.4)	(0.4)
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

The selection of a 10% increase or decrease in equity prices is a hypothetical rate scenario used to demonstrate potential risk. While a 10% increase or decrease does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these fair value measurements provide a representation of equity market sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

We sponsor defined benefit pension plans for our employees. For U.S. GAAP accounting purposes, we assumed a 7.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2013. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2013, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $124.8 million and $137.4 million, respectively. We made contributions totaling $11.4 million and $18.2 million to the pension plans during 2013 and 2012, respectively. Over the next 12 months, we expect to make contributions of approximately $20.5 million.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on our employee benefit plans.

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

Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value. The fair values investments with unobservable inputs are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities.

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding the estimated fair value of investments.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2013, our available-for-sale debt securities, with a fair value of $11,808.6 million, represented 75.7% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		December 31, 2013
		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$6,449.7	54.6%	$6,242.8	54.7%
2	BBB	4,494.9	38.1%	4,336.8	38.0%
	Total investment grade	10,944.6	92.7%	10,579.6	92.7%
3	BB	558.1	4.7%	538.9	4.7%
4	B	173.1	1.5%	171.4	1.5%
5	CCC and lower	96.7	0.8%	101.2	0.9%
6	In or near default	36.1	0.3%	26.9	0.2%
	Total available-for-sale debt securities	$11,808.6	100.0%	$11,418.0	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	December 31, 2013
			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$403.8	$370.2	$36.2	$(2.6)	$33.6
State and political subdivision	410.5	402.5	18.2	(10.2)	8.0
Foreign government	209.9	194.0	16.6	(0.7)	15.9
Corporate	7,630.5	7,342.6	428.0	(140.1)	287.9
CMBS	714.5	681.2	36.2	(2.9)	33.3
RMBS	1,896.9	1,893.0	41.3	(37.4)	3.9
CDO/CLO	224.1	223.4	5.8	(5.1)	0.7
Other asset-backed	318.4	311.1	14.8	(7.5)	7.3
Total available-for-sale debt securities	$11,808.6	$11,418.0	$597.1	$(206.5)	$390.6
Available-for-sale debt securities outside closed block
Unrealized gains	$3,862.6	$3,630.8	$231.7	$—	$231.7
Unrealized losses	2,141.4	2,272.0	—	(130.6)	(130.6)
Total outside the closed block	6,004.0	5,902.8	231.7	(130.6)	101.1
Available-for-sale debt securities in closed block
Unrealized gains	4,407.8	4,042.5	365.4	—	365.4
Unrealized losses	1,396.8	1,472.7	—	(75.9)	(75.9)
Total in the closed block	5,804.6	5,515.2	365.4	(75.9)	289.5
Total available-for-sale debt securities	$11,808.6	$11,418.0	$597.1	$(206.5)	$390.6

Available-for-Sale Debt Securities by Type and Credit Quality:	As of
($ in millions)	December 31, 2013
	Investment Grade		Below Investment Grade
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. government and agency	$403.8	$370.2	$—	$—
State and political subdivision	410.5	402.5	—	—
Foreign government	194.0	179.3	15.9	14.7
Corporate	6,924.2	6,656.3	706.3	686.3
CMBS	693.0	660.0	21.5	21.2
RMBS	1,855.6	1,851.1	41.3	41.9
CDO/CLO	184.9	188.2	39.2	35.2
Other asset-backed	278.6	272.0	39.8	39.1
Total available-for-sale debt securities	$10,944.6	$10,579.6	$864.0	$838.4

Percentage of total available-for-sale debt securities	92.7%	92.7%	7.3%	7.3%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2013 in our available-for-sale debt and short-term investment portfolio were banking (7.4%), electrical utilities (5.9%), oil (4.3%), diversified financial services (3.8%) and insurance (3.1%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country	As of
($ in millions)	December 31, 2013
	Sovereign Debt	Financial Institutions	All Other		% of Debt Securities [2]
				Total

Spain	$—	$11.8	$47.6	$59.4	0.5%
Ireland	—	5.0	50.0	55.0	0.5%
Italy	—	—	8.4	8.4	0.1%
Portugal	—	—	1.0	1.0	—%
Greece	—	—	—	—	—%
Total	—	16.8	107.0	123.8	1.1%

All other Eurozone [1]	—	68.8	229.0	297.8	2.5%
Total	$—	$85.6	$336.0	$421.6	3.6%
———————

[1]	Includes Belgium, Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At December 31, 2013, 98.0% of the total residential portfolio was rated investment grade. We hold $221.8 million of RMBS investments backed by prime rated mortgages, $218.5 million backed by Alt-A mortgages and $121.3 million backed by sub-prime mortgages, which combined amount to 3.5% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 81.4% being rated NAIC-1 and 11.6% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2013 totaled $5.5 million. These impairments consist of $(0.0) million from prime, $4.2 million from Alt-A and $1.3 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in millions)	As of
	December 31, 2013
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Market Value [1]	% Investment Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default	% Closed Block
Collateral
Agency	$1,364.4	$1,361.8	8.5%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	46.0%
Prime	217.2	221.8	1.4%	79.5%	17.7%	1.2%	1.5%	0.0%	0.1%	45.2%
Alt-A	217.9	218.5	1.4%	80.3%	8.4%	5.4%	3.2%	2.7%	0.0%	31.2%
Sub-prime	120.0	121.3	0.7%	86.7%	6.0%	2.7%	4.6%	0.0%	0.0%	9.7%
Total	$1,919.5	$1,923.4	12.0%	94.6%	3.4%	0.9%	0.8%	0.3%	0.0%	41.9%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $26.5 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
($ in millions)		As of
		December 31, 2013
		Amortized Cost	Market Value		Year of Issue
	S&P Equivalent Designation			% Investment Assets [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AAA/A	$172.7	$176.5	1.1%	0.0%	0.0%	12.5%	19.7%	39.2%	28.6%
NAIC-2	BBB	38.5	39.3	0.3%	0.0%	15.7%	26.5%	40.8%	5.2%	11.8%
NAIC-3	BB	2.5	2.6	0.0%	0.0%	0.0%	0.0%	21.0%	79.0%	0.0%
NAIC-4	B	3.3	3.3	0.0%	0.0%	0.0%	58.2%	0.0%	0.0%	41.8%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.2	0.1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$217.2	$221.8	1.4%	0.0%	2.8%	15.5%	23.1%	33.1%	25.5%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of
		December 31, 2013
		Amortized Cost	Market Value		Year of Issue
Rating	S&P Equivalent Designation			% Investment Assets [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AAA/A	$175.0	$175.5	1.1%	1.3%	2.6%	17.5%	11.1%	46.6%	20.9%
NAIC-2	BBB	18.4	18.5	0.1%	0.0%	0.0%	0.0%	0.0%	91.9%	8.1%
NAIC-3	BB	11.2	11.8	0.1%	0.0%	0.0%	0.0%	68.4%	15.5%	16.1%
NAIC-4	B	6.8	6.9	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	6.5	5.8	0.1%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$217.9	$218.5	1.4%	1.0%	2.1%	16.7%	15.8%	46.0%	18.4%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of
		December 31, 2013
		Amortized Cost	Market Value		Year of Issue
Rating	S&P Equivalent Designation			% Investment Assets [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AAA/A	$103.0	$105.2	0.7%	0.0%	17.9%	5.9%	38.2%	17.7%	20.3%
NAIC-2	BBB	7.3	7.2	0.0%	0.0%	0.0%	53.4%	46.6%	0.0%	0.0%
NAIC-3	BB	3.4	3.3	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
NAIC-4	B	6.3	5.6	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$120.0	$121.3	0.7%	0.0%	15.5%	11.0%	40.5%	15.4%	17.6%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of
		December 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value [1]	% Investment Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior	% Closed Block

NAIC-1	AAA/AAA/A	$661.7	$694.6	4.3%	50.3%	5.4%	19.3%	11.7%	13.3%	39.5%
NAIC-2	BBB	8.2	8.1	0.1%	0.0%	0.0%	48.8%	51.2%	0.0%	30.7%
NAIC-3	BB	17.7	17.7	0.1%	0.0%	50.1%	20.2%	29.7%	0.0%	26.3%
NAIC-4	B	11.1	11.9	0.1%	0.0%	0.0%	0.0%	5.7%	94.3%	50.0%
NAIC-5	CCC and below	1.6	1.5	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	100.0%
NAIC-6	In or near default	5.8	7.0	0.0%	0.0%	9.1%	0.0%	0.0%	90.9%	11.7%
Total		$706.1	$740.8	4.6%	47.2%	6.4%	19.1%	12.3%	15.0%	39.0%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $19.5 million and $20.9 million, respectively. CMBS holdings in this exhibit include $5.4 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

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

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2013	2012	2011

Total other-than-temporary debt impairments	$(7.5)	$(45.7)	$(64.5)
Portion of loss recognized in OCI	(4.8)	22.9	38.5
Net debt impairments recognized in earnings	$(12.3)	$(22.8)	$(26.0)

Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	(0.6)	—
Foreign government	—	—	—
Corporate	(3.8)	(3.0)	(9.0)
CMBS	(2.9)	(4.1)	(3.6)
RMBS	(5.4)	(10.3)	(10.1)
CDO/CLO	(0.2)	(3.8)	(2.1)
Other asset-backed	—	(1.0)	(1.2)
Net debt security impairments	(12.3)	(22.8)	(26.0)
Equity security impairments	—	(5.7)	(0.8)
Limited partnerships and other investment impairments	—	(0.3)	—
Impairment losses	(12.3)	(28.8)	(26.8)
Debt security transaction gains	45.2	52.3	13.6
Debt security transaction losses	(4.8)	(11.1)	(6.0)
Equity security transaction gains	3.5	8.5	3.8
Equity security transaction losses	(1.2)	(0.4)	(0.1)
Limited partnerships and other investment gains	0.8	7.7	4.8
Limited partnerships and other investment losses	(4.6)	(2.5)	(4.8)
Sale of Goodwin	—	—	4.0
Net transaction gains	38.9	54.5	15.3
Derivative instruments	(27.7)	(50.4)	14.4
Embedded derivatives [1]	18.8	12.1	(34.4)
Assets valued at fair value	3.6	2.1	(0.6)
Net realized investment gains (losses), excluding impairment losses	33.6	18.3	(5.3)
Net realized investment gains (losses), including impairment losses	$21.3	$(10.5)	$(32.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events and other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings were $12.3 million in 2013, $22.8 million in 2012 and $26.0 million in 2011. There were equity security OTTIs of $0 in 2013, $5.7 million in 2012 and $0.8 million in 2011. There were limited partnerships and other investment OTTIs of $0 in 2013, $0.3 million in 2012 and $0 in 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread changes or by changes in liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(4.8) million in 2013, $22.9 million in 2012 and $38.5 million in 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2013	2012	2011
($ in millions)
Balance, beginning of period	$(72.6)	$(79.1)	$(65.8)
Add: Credit losses on securities not previously impaired [1]	(1.1)	(6.7)	(11.8)
Add: Credit losses on securities previously impaired [1]	(4.7)	(13.3)	(8.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	6.4	26.5	7.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(72.0)	$(72.6)	$(79.1)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of December 31, 2013. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	As of December 31,
($ in millions)	2013	2012

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(8.8)	(8.3)
CMBS	(3.4)	(6.2)
RMBS	(26.7)	(30.6)
CDO/CLO	(15.3)	(18.1)
Other asset-backed	(1.8)	(1.4)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(57.1)	$(65.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	As of
($ in millions)	December 31, 2013
		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Total fair value	$2,141.4	$715.0	$1,043.1	$383.3
Total amortized cost	2,272.0	736.6	1,102.6	432.8
Unrealized losses	$(130.6)	$(21.6)	$(59.5)	$(49.5)
Number of securities [1]	587	183	269	135
Investment grade:
Unrealized losses	$(119.3)	$(21.1)	$(56.5)	$(41.7)
Below investment grade:
Unrealized losses	$(11.3)	$(0.5)	$(3.0)	$(7.8)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.5)	$—	$—	$(0.5)
Number of securities [1]	6	—	—	6
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 91.2% of the unrealized losses after offsets pertain to investment grade securities and 8.8% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Outside Closed Block:	December 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(31.1)	$(11.4)	$(1.4)	$(18.3)
Number of securities [1]	24	11	1	12
Investment grade:
Unrealized losses over 20% of cost	$(26.0)	$(10.4)	$—	$(15.6)
Below investment grade:
Unrealized losses over 20% of cost	$(5.1)	$(1.0)	$(1.4)	$(2.7)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$—	$—	$(0.4)
Number of securities [1]	3	—	—	3
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	December 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Total fair value	$1,396.8	$556.7	$617.3	$222.8
Total amortized cost	1,472.7	566.1	656.8	249.8
Unrealized losses	$(75.9)	$(9.4)	$(39.5)	$(27.0)
Number of securities [1]	326	96	162	68
Investment grade:
Unrealized losses	$(63.8)	$(9.0)	$(35.9)	$(18.9)
Below investment grade:
Unrealized losses	$(12.1)	$(0.4)	$(3.6)	$(8.1)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.4)	$—	$—	$(0.4)
Number of securities [1]	5	—	—	5
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at December 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	December 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(8.0)	$(3.7)	$(4.1)	$(0.2)
Number of securities [1]	9	4	2	3
Investment grade:
Unrealized losses over 20% of cost	$(3.2)	$(3.0)	$—	$(0.2)
Below investment grade:
Unrealized losses over 20% of cost	$(4.8)	$(0.7)	$(4.1)	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.4)	$—	$—	$(0.4)
Number of securities [1]	2	—	—	2
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Years Ended December 31,
($ in millions)	2013	2012	2011

Cash used for operating activities	$(446.6)	$(520.8)	$(437.8)
Cash provided by (used for) investing activities	65.3	(203.8)	(566.8)
Cash provided by financing activities	632.0	800.1	1,077.8
Change in cash and cash equivalents	$250.7	$75.5	$73.2

2013 compared to 2012

Cash used for operating activities decreased by $74.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was driven by lower death benefits for universal life, variable universal life and traditional life products resulting from positive mortality experience during 2013 in conjunction with reduced commissions paid related to lower sales of our fixed indexed annuity product. Partially offsetting this increase were lower renewal premiums on our legacy blocks of business due to a declining in force population and increased audit and consulting fees related to the Restatement.

Cash flows used for investing activities decreased $269.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of a greater increase in sales and maturities relative to purchases. This is primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits and an increase in withdrawals of fixed index annuities, combined with increased holdings of cash and cash equivalents in lieu of reinvestment.

Cash flows provided by financing activities decreased $168.1 million during the year ended December 31, 2013. This decline was primarily a result of a decrease in policyholder deposits exceeding a decrease in withdrawals and lower sales of fixed indexed annuities when compared to 2012. Offsetting this decline was the absence of a debt repurchase during 2013, which in 2012 resulted in a financing outflow of $36.2 million. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on financing activities.

2012 compared to 2011

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

Cash flows provided by financing activities decreased $277.7 million during the year ended December 31, 2012. This decline was primarily a result of a decrease in policyholder deposits exceeding a decrease in withdrawals and lower sales of fixed indexed annuities when compared to 2011. Further, the Company repurchased $48.3 million par amount of its outstanding 7.15% surplus notes for aggregate consideration of $36.2 million during 2012. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $58.7 million in 2014. During the year ended December 31, 2013, Phoenix Life declared $74.2 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and RBC of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of December 31, 2013, we had $735.2 million of statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 250% at Phoenix Life. See Notes 21 and 27 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on Phoenix Life statutory financial information, regulatory matters and dividends to the parent.

In 2013, 2012 and 2011, the Company did not pay any stockholder dividends.

We sponsor post-employment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of the majority of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds for the years ended December 31, 2013, 2012 and 2011 was $19.8 million, $19.2 million and $19.3 million, respectively. As of December 31, 2013, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	Years Ended December 31,
($ in millions)	2013	2012	2011

Cash provided by (used for) operating activities	$19.8	$(30.3)	$(21.0)
Cash provided by (used for) investing activities	(11.6)	8.4	72.1
Cash provided by (used for) financing activities	—	(3.4)	(0.7)
Change in cash and cash equivalents	$8.2	$(25.3)	$50.4

2013 compared to 2012

The $50.1 million increase in cash provided by operating activities for the year ended December 31, 2013, compared to the year ended December 31, 2012, was due to an increase in net payments to/from subsidiaries of $51.7 million. These receipts were driven by intercompany tax payments for the use of the parent company’s ordinary and capital losses. The amount paid by the subsidiaries was reduced by cash payments to the IRS.

The increase in cash used for investing activities increased driven by a $45.0 million capital contribution to PHL Variable offset by a net increase in purchases, sales, repayments and maturities of available-for-sale debt and short-term investments of $24.6 million.

Cash used by for financing activities decreased due to no financing activities in 2013 compared to the treasury stock repurchased as part of the 1-for-20 reverse stock split of its common stock following market close on August 10, 2012.

2012 compared to 2011

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

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2013		2012
($ in millions)	Amount [1]	Percent	Amount [1]	Percent

Not subject to discretionary withdrawal provision	$343.0	6%	$355.6	6%
Subject to discretionary withdrawal without adjustment	941.3	16%	971.5	18%
Subject to discretionary withdrawal with market value adjustment	2,117.8	36%	1,766.8	32%
Subject to discretionary withdrawal at contract value less surrender charge	30.8	1%	37.3	1%
Subject to discretionary withdrawal at market value	2,414.5	41%	2,405.6	43%
Total annuity contract reserves and deposit fund liability	$5,847.4	100%	$5,536.8	100%
———————

[1]
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

The cash values of certain individual life insurance policies increase over the lives of the policies. Policyholders have the right to borrow an amount up to a certain percentage of the cash value on those policies. As of December 31, 2013, our Life Companies had approximately $10.7 billion in cash values with respect to which policyholders had rights to take policy loans. For eligible policies, the majority of policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2013 were $2.4 billion.

Aggregate life surrenders in 2013 were 4.6% of related reserves, compared with 5.8% in 2012. Cash, treasuries and agency mortgage-backed securities accounted for 13.3% of fixed income investments at year end 2013, as compared to 10.6% at year end 2012. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

Capital Management Program

The Company effected a 1-for-20 reverse stock split of its common stock following market close on August 10, 2012. No fractional shares were issuable in connection with the reverse stock split. Instead, shareholders were entitled to receive cash in lieu of fractional shares, based on the closing price of the Company’s common stock on August 10, 2012. As a result of the reverse stock split, an aggregate of $2.9 million was payable to shareholders for such fractional shares. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the reverse stock split.

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

On September 20, 2012, the Board authorized a program to repurchase up to an aggregate amount of $25,000,000 (not including fees and expenses) of the Company’s outstanding common stock shares. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated the Company’s previously existing stock repurchase program. No shares were repurchased in 2012 or 2013.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

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

On May 20, 2014, Standard & Poor’s placed our financial strength rating of BB- and senior debt rating of B- on CreditWatch with negative implications. On May 22, 2013, Standard & Poor’s affirmed our financial strength rating of BB- and senior debt rating of B-. All ratings were removed from CreditWatch with Negative Implications and placed on negative outlook. On March 8, 2013, Standard & Poor’s placed our financial strength rating of BB- and our senior debt rating of B- on CreditWatch Negative. On January 16, 2013, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of B-. They also removed the ratings from CreditWatch Negative and returned the outlook to stable. On December 7, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of B- and placed the ratings on CreditWatch Negative. On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and raised our senior debt rating to B- from CCC+. They maintained their stable outlook on our ratings.

The financial strength and debt ratings as of August 4, 2014 were as follows:

	Financial Strength Rating		Senior Debt Rating
Rating Agency	of Phoenix Life [1]	Outlook	of PNX	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	BB-	CreditWatch Negative	B-	CreditWatch Negative
———————

[1]
PHL Variable is also rated by A.M. Best Company, Inc. and Standard & Poor’s. Phoenix Life and Annuity Company and American Phoenix Life and Reassurance Company are only rated by A.M. Best Company, Inc. All subsidiaries have the same rating as Phoenix Life.

PHL Variable is also rated by A.M. Best Company, Inc. and Standard & Poor’s. Phoenix Life and Annuity Company and American Phoenix Life and Reassurance Company are only rated by A.M. Best Company, Inc. All subsidiaries have the same rating as Phoenix Life.
Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheets:			Increase (decrease) and percentage change
($ in millions)	As of December 31,
	2013	2012	2013 vs. 2012
ASSETS
Available-for-sale debt securities, at fair value	$11,808.6	$11,956.4	$(147.8)	(1%)
Available-for-sale equity securities, at fair value	61.8	34.8	27.0	78%
Short-term investments	361.6	699.6	(338.0)	(48%)
Limited partnerships and other investments	561.9	577.3	(15.4)	(3%)
Policy loans, at unpaid principal balances	2,350.3	2,354.7	(4.4)	—%
Derivative instruments	243.1	157.4	85.7	54%
Fair value investments	210.8	201.5	9.3	5%
Total investments	15,598.1	15,981.7	(383.6)	(2%)
Cash and cash equivalents	496.4	246.4	250.0	101%
Accrued investment income	170.4	170.3	0.1	—%
Receivables	66.0	82.9	(16.9)	(20%)
Reinsurance recoverable	603.3	583.6	19.7	3%
Deferred policy acquisition costs	940.6	902.2	38.4	4%
Deferred income taxes, net	70.0	49.4	20.6	42%
Other assets	233.9	243.1	(9.2)	(4%)
Discontinued operations assets	43.6	53.7	(10.1)	(19%)
Separate account assets	3,402.3	3,316.5	85.8	3%
Total assets	$21,624.6	$21,629.8	$(5.2)	—%

LIABILITIES
Policy liabilities and accruals	$12,437.6	$12,656.7	$(219.1)	(2%)
Policyholder deposit funds	3,429.7	3,040.7	389.0	13%
Dividend obligations	705.9	1,003.6	(297.7)	(30%)
Indebtedness	378.8	378.8	—	—%
Pension and postretirement liabilities	315.9	429.3	(113.4)	(26%)
Other liabilities	333.0	245.3	87.7	36%
Discontinued operations liabilities	37.7	48.4	(10.7)	(22%)
Separate account liabilities	3,402.3	3,316.5	85.8	3%
Total liabilities	21,040.9	21,119.3	(78.4)	—%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,633.1	2,633.1	—	—%
Accumulated other comprehensive loss	(185.2)	(249.3)	64.1	(26%)
Accumulated deficit	(1,692.1)	(1,697.2)	5.1	—%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	573.0	503.8	69.2	14%
Noncontrolling interests	10.7	6.7	4.0	60%
Total stockholders’ equity	583.7	510.5	73.2	14%
Total liabilities and stockholders’ equity	$21,624.6	$21,629.8	$(5.2)	—%
———————
Not meaningful (NM)

December 31, 2013 compared to December 31, 2012

Assets

The decrease in available-for-sale debt securities was due to a decline in the market value of these securities resulting from increases in interest rates during 2013. Partially offsetting these declines were additional purchases of securities primarily from continued deposits in the fixed indexed annuity business, and increases in cash and cash equivalents.

The increase in derivative instruments is primarily due to gains on the call options that are used to hedge the fixed indexed annuity business. This increase in derivative assets is offset by increases in derivative liabilities, which are recorded within other liabilities. The net derivative position of $131.6 million as of December 31, 2013 has not fluctuated significantly from the net derivative position of $111.6 million as of December 31, 2012.

Deferred policy acquisition costs increased overall as a result of the deferral of commissions on new sales of our fixed indexed annuities, but generally decreased for the other products. This is a result of continued amortization of previously deferred costs, that was partially offset by increases in the shadow component that offsets unrealized losses on investments within AOCI, and a positive impact due to the unlocking of assumptions in 2013. The table below presents deferred policy acquisition cost by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and percentage change
by Product:	As of December 31,
($ in millions)	2013	2012	2013 vs. 2012

Variable universal life	$128.1	$140.8	$(12.7)	(9%)
Universal life	209.7	209.1	0.6	—%
Variable annuities	84.1	91.8	(7.7)	(8%)
Fixed annuities	191.4	129.0	62.4	48%
Traditional life	327.3	331.5	(4.2)	(1%)
Total deferred policy acquisition costs	$940.6	$902.2	$38.4	4%
———————
Not meaningful (NM)

The increase in the deferred income tax assets recorded is attributable to unrealized losses on the Company’s available-for-sale debt securities for which a deferred tax asset has been recorded.

Separate account assets and liabilities increased as a result of market performance of the assets, which were partially offset by policyholder withdrawals.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the twelve months ended December 31, 2013 primarily as a result of continued sales of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

Dividend obligations decreased during the twelve months ended December 31, 2013 primarily as a result of unrealized losses on the investments supporting the closed block, which increased due to increases in interest rates during 2013.

The decrease in the pension liability was due to a decrease in the projected benefit obligation resulting from changes in the discount rate assumption and an increase in plan assets.

The increase in other liabilities is due to additional accrued expenses related to audit and consulting services and an increase in the fair value of derivative liabilities as a result of the equity market performance during 2013. The increase in the derivative liabilities is offset by the increase in the fair value of the derivative assets.

The decrease in accumulated other comprehensive loss is primarily due to a decrease in the pension projected benefit obligation driven by changes in the interest rate assumption in 2013. The decrease in the pension projected benefit obligation was partially offset by unrealized losses on investments as a result of increases in interest rates in 2013.

Funds on Deposit

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2013	2012	2011

Deposits	$682.9	$824.2	$951.5
Performance and interest credited	525.4	386.4	63.5
Fees	(70.5)	(60.7)	(55.1)
Benefits and surrenders	(677.5)	(603.2)	(547.8)
Change in funds on deposit	460.3	546.7	412.1
Funds on deposit, beginning of period	5,042.1	4,495.4	4,083.3
Annuity funds on deposit, end of period	$5,502.4	$5,042.1	$4,495.4

2013 compared to 2012

Annuity funds on deposit increased $460.3 million during the year ended December 31, 2013 compared to an increase of $546.7 million for the year ended December 31, 2012. For the year ended December 31, 2013 deposits declined, offset by stronger market performance in 2013 than in 2012 with relatively stable fees, and benefits and surrenders compared to the overall funds on deposit.

2012 compared to 2011

Annuity funds on deposit increased $546.7 million during the year ended December 31, 2012 compared to an increase of $412.1 million during the year ended December 31, 2011. The increase in 2012 was driven by stronger market performance partially offset by lower fixed indexed annuity product sales and higher surrenders.

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2013	2012	2011

Deposits	$75.4	$82.6	$98.3
Performance and interest credited	182.5	120.2	(6.7)
Fees and COI	(74.4)	(79.0)	(83.1)
Benefits and surrenders	(108.5)	(128.6)	(141.0)
Change in funds on deposit	75.0	(4.8)	(132.5)
Funds on deposit, beginning of period	1,014.3	1,019.1	1,151.6
Variable universal life funds on deposit, end of period	$1,089.3	$1,014.3	$1,019.1

2013 compared to 2012

Variable universal life funds on deposit increased $75.0 million for the year ended December 31, 2013 compared to a decrease of $4.8 million for the year ended December 31, 2012. The increase in the current year is primarily the result of stronger market performance in 2013 compared to 2012 and lower benefits and surrenders.

2012 compared to 2011

Variable universal life funds on deposit decreased $4.8 million during the year ended December 31, 2012 compared to a decrease of $132.5 million during the year ended December 31, 2011. The smaller decline in 2012 was primarily driven by stronger market performance and lower surrenders partially offset by lower deposits.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2013	2012	2011

Deposits	$361.5	$384.0	$384.5
Interest credited	75.2	75.1	79.2
Fees and COI	(356.0)	(367.2)	(404.5)
Benefits and surrenders	(100.4)	(106.8)	(125.3)
Change in funds on deposit	(19.7)	(14.9)	(66.1)
Funds on deposit, beginning of period	1,837.9	1,852.8	1,918.9
Universal life funds on deposit, end of period	$1,818.2	$1,837.9	$1,852.8

2013 compared to 2012

Universal life funds on deposit decreased $19.7 million during the year ended December 31, 2013 compared to a decrease of $14.9 million for the year ended December 31, 2012. The funds on deposit have not changed significantly for the comparative periods given consistent levels of deposits, interest credited, fees and COIs, benefits and surrenders year-over-year.

2012 compared to 2011

Universal life funds on deposit decreased $14.9 million and $66.1 million during the years ended December 31, 2012 and 2011, respectively. The smaller decline in 2012 as compared to 2011 was primarily driven by a decrease in surrenders.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2013
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$913.3	$27.9	$55.8	$55.8	$773.8
Operating lease obligations [1]	6.8	0.8	1.6	1.6	2.8
Other purchase liabilities [2]	78.9	31.9	32.5	7.3	7.2
Policyholder contractual obligation [3]	42,568.7	2,155.4	4,248.4	3,871.7	32,293.2
Total contractual obligations [4]	$43,567.7	$2,216.0	$4,338.3	$3,936.4	$33,077.0
Commercial Commitment Expirations
Other commercial commitments [5]	$353.2	$197.3	$89.0	$55.5	$11.4
Total commercial commitments	$353.2	$197.3	$89.0	$55.5	$11.4
———————

[1]
All future obligations for leased property of our discontinued operations were assumed by the buyer upon completion of the sale on June 23, 2010. See Note 20 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

[2]
Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount does not include our expected pension contribution of approximately $20.5 million in 2014. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on pension and other postretirement benefits.

[3]
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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, policy liabilities and accruals are recorded on the consolidated balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, Policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2013 consolidated balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(4)
We do not anticipate any increases to unrecognized tax benefits that would have a significant impact on the financial position of the Company. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 14 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on unrecognized tax benefits.

(5)
Other commercial commitments relate to agreements to fund limited partnerships and private placement investments. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

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

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $14.4 million, $15.5 million and $16.5 million for 2013, 2012 and 2011, respectively.

We have three defined benefit pension plans. The employee pension plan provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits to certain executives in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2013.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2013 and 2012 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2013	2012

Plan assets, end of year	$513.7	$475.8
Projected benefit obligation, end of year	(638.5)	(694.8)
Plan assets less than projected benefit obligations, end of year	$(124.8)	$(219.0)

To meet the above funding objectives, we made contributions to the pension plan totaling $11.4 million and $18.2 million during 2013 and 2012, respectively. Over the next 12 months, we expect to make contributions of approximately $20.5 million from the Company’s operating cash flow. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law, effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

The changes in the projected benefit obligations of the employee plan at December 31, 2013 as compared to December 31, 2012 were principally the result of actuarial gains due to assumption changes.

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments to retirees as they become due under these plans from cash-flow from operations. The projected benefit obligations for the years ended December 31, 2013 and 2012 were $137.4 million and $150.9 million, respectively.

The changes in the projected benefit obligations of the supplemental plans at December 31, 2013 as compared to December 31, 2012 were principally the result of accrued interest cost and actuarial losses due to assumption changes.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $36.5 million and $40.6 million as of December 31, 2013 and 2012, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive’s employment by the Company for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements. The agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements. As soon as reasonably possible upon a change in control, as so defined, we are required to make an irrevocable contribution to a trust in an amount sufficient to pay benefits due under these agreements. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on our pension and other post-employment benefits.

We have agreements with certain of our employees that provide for additional retirement benefits. In the year ended December 31, 2013, the estimated liability for these benefits was $16.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services which are disclosed in Note 24 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with regard to certain reserves. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 66% of the reinsurance recoverable.

Effective October 1, 2011, Phoenix Life entered into an agreement that provides modified coinsurance for approximately one-third of the closed block policies. This contract did not meet the requirements of risk transfer in accordance with U.S. GAAP, and therefore, deposit accounting is applied.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s statutory basis capital and surplus (including AVR) decreased from $922.5 million at December 31, 2012 to $735.2 million at December 31, 2013. The principal factor resulting in this decrease was $132.9 million of reserve strengthening, including consideration of results from asset adequacy analysis. The results also reflected $29.9 million of net prior period adjustments, which decreased surplus during 2013 as a result of errors found in the Restatement and statutory and U.S. GAAP audits.

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

The RBC of Phoenix Life as of December 31, 2013 was in excess of 250% of the Company Action Level.

See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K under the heading “Enterprise Risk Management.”

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” The material weaknesses described below were first identified and reported in the 2012 Form 10-K and have not been fully remediated as of December 31, 2013 due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

To address the material weaknesses described below, the Company performed additional analysis and other procedures (as further described below under the subheading “Management’s Remediation Initiatives”) to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has concluded that as of December 31, 2013, the material weaknesses in internal control over financial reporting described below have not been fully remediated due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting which have been identified and included in management’s assessment as of December 31, 2013:

1.	Actuarial Finance and Valuation - The Company did not maintain effective controls over the actuarial process. Specifically:

•	The Company did not maintain effective controls to review and approve assumptions and methodologies used in the determination of actuarially derived insurance policy liability estimates.

•	The Company did not maintain effective systems and controls to appropriately measure actuarially derived balances for its fixed indexed annuity products.

•	The Company did not maintain effective controls over key actuarial spreadsheets and certain key reports to ensure the reliability of data, assumptions and valuation calculations.

•	The Company did not maintain effective controls over the application of U.S. GAAP to universal life reserves.

2.	Investments - The Company did not maintain effective controls over certain investment processes. Specifically:

•	The Company did not maintain effective controls over the recognition and measurement of impaired investments.

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

3.
Reinsurance Accounting - The Company did not maintain effective controls for complex reinsurance treaties. Specifically, the Company did not maintain effective controls to analyze, document and review the U.S. GAAP accounting for such transactions at inception.

4.
Pensions - The Company did not maintain effective controls over the valuation of pension assets and liabilities. Specifically, the Company did not maintain effective controls over the management and oversight of third party vendors and maintain effective controls to ensure complete and accurate census data.

5.
Limited Partnerships and Other Investments Taxable Income Reporting - The Company did not maintain effective controls over the completeness and accuracy of taxable income reporting for limited partnership and other investments. Specifically, the Company did not maintain effective controls to ensure complete and accurate taxable information was utilized in the Company’s measurement of income taxes related to limited partnerships and other investments.

6.
Cash flows and changes in classifications - The Company did not maintain effective controls over the presentation of cash and cash flows. Specifically, the Company did not maintain effective controls over the preparation and review of appropriate detail to support the classification of activity in the consolidated statements of cash flows. In addition, there were not effective controls for assessing the classification of cash and related balances for presentation in the consolidated balance sheets.

7.
Access to applications and data - The Company did not maintain effective information technology general controls related to restricted access. Specifically, the Company did not maintain effective controls for granting, removing and reviewing access to ensure appropriate segregation of duties and restricted access to programs and data.

Each of these control deficiencies contributed to misstatements of the previously mentioned financial statements. Additionally, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

The effectiveness of Phoenix’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report, which appears herein.

Management Changes

The Company has made a number of management changes in the finance organization with a focus on increasing U.S. GAAP knowledge and improving financial reporting processes in the organization. These changes include the appointment of a Chief Financial Officer, Chief Accounting Officer and head of actuarial finance. The Company also appointed a new Chief Risk Officer, a new head of Internal Audit and hired additional certified public accountants and actuaries with U.S. GAAP expertise to supplement the staff charged with compiling and filing its U.S. GAAP results. In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of material weaknesses and other control deficiencies, controls testing, and prioritization and allocation of resources.

Management’s Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its finance skills, capabilities and control environment, and continues to enhance the Company’s financial control governance structure, align and enhance the Company’s skills and financial roles and responsibilities for each functional group within the organization as well as implement additional policies and procedures to improve the overall system of internal control over financial reporting. To remediate the material weaknesses described in “Management’s Annual Report on Internal Control Over Financial Reporting” above, the Company has implemented or plans to implement the measures described below and will continue to evaluate the remediation and may in the future implement additional measures.

1.
Actuarial Finance and Valuation - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Performed procedures on the affected actuarial balances to ensure the reasonableness of the amounts being reported. The Company:

-	Validated the profit followed by loss reserve for the Universal Life and Variable Universal Life blocks of business

-	Performed a detailed attribution analysis for reserve changes for fixed indexed annuities

-	Performed a detailed analysis at the cohort level for all deferred policy acquisition cost and unearned revenue reserve calculations

-	Validated deficiency reserves for the term insurance and payout annuity blocks

-	Validated effects of excess reinsurance on variable universal life and universal life estimated gross profits

-	Reconciled actual gross profit to the general ledger for all product lines

•Engaged an external actuarial advisor to provide staff augmentation and assist with the following activities:

-	Review and enhancement of current U.S. GAAP valuation analytics

-	Identification and correction of actuarial related errors

-	Review updates to the methods, process and assumptions associated with the U.S. GAAP unlocking process

-	Review and document U.S. GAAP valuation methods and assumptions

-	Project management of work streams

-	Maintain an interim fixed indexed annuity reserve model

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Actuarial Finance. The Company’s remediation measures include the following:

Implemented

•	Aligned staff responsibilities by product

•	Upgraded staff including hiring experienced U.S. GAAP actuaries

•	Enhanced the process of assumption setting by establishing an assumption governance committee

•	Formalized documentation standards to ensure consistent documentation of assumptions and methods across product lines

•	Partnered with pricing actuaries to improve the process and testing for new product models and assumptions

•	Hired a new head of actuarial finance with U.S. GAAP actuarial experience

•	Aligned and added actuarial resources to ensure the number and level of financial actuarial experts was appropriate

•	Held third party workshops and training resulting in the development of an enhanced analytics process

Planned

•	Design and implement detailed actuarial remediation plan including the following activities:

o	People and Skills

•	Manage key person risk succession plan

•	Develop a cross-functional team, including Information Technology resources, for initiatives related to any remediation activities and new product implementation

•	Assign dedicated staff to new business initiatives

o	Control and Governance

•	Establish a formal peer review process

•	Enhance model governance process

o	Technology

•	Consolidate life and variable annuity valuation systems and enhance fixed indexed annuity valuation system

o	Process

•	Simplify and streamline manual processes and the close process

2.	Investments - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Performed the following procedures on the affected investment balances to ensure the reasonableness of the amounts being reported:

Impaired investments process

-	All impairments identified during the reporting year 2013 have been reviewed and approved by the Chief Investment Officer and Chief Accounting Officer

Amortization and accretion for structured securities

-	The accounting models and amortization methods and assumptions for the structured securities portfolio have been reviewed and approved by the Chief Investment Officer and Chief Accounting Officer

-	Assessed a sample of the structured securities portfolio using the appropriate accounting models to access the accuracy of third party service provider calculations

Investment related reconciliations

-	An enhanced reconciliation process has been implemented and all key investment accounting reconciliations have been performed

Private placement debt and equity securities

-	Each bond’s cash flows and all other critical inputs to run new and revised valuation models have been validated

-	Continued to engage an external advisor to provide assistance in evaluating investment and fair value disclosures as well as significant accounting policy disclosures for compliance with U.S. GAAP

-	Replaced the existing valuation model for sinking fund bonds with a new interim discounted cash flow model that was developed and validated by an external advisor

-	All debt and equity securities were valued based on external third-party information

Derivative valuation

-	A new process and controls for measuring the non-performance risk related to non-collateralized derivative assets was designed and implemented

Other invested assets

-	Continued to engage an external advisor to perform a review of all significant accounting and valuation policies to ensure proper application of U.S. GAAP including the implementation of ASC 810

-	A review of all partnership and limited liability company investments to ensure that they were properly classified and accounted for in accordance with U.S. GAAP was performed

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Investments. The Company’s remediation measures include the following:

Implemented
•Hired a new head of Investment Accounting with U.S. GAAP investment experience

•	Aligned and added investment accounting resources to ensure the number and level of qualified accountants was appropriate

Planned

•	Design and implement a detailed investment remediation plan including the following activities:

o	People and Skills

•	Evaluate the current staffing model for Investment Accounting and Corporate Portfolio Management to ensure sufficient personnel with knowledge, experience and training

o	Controls and Governance

•
Conduct a detailed assessment of internal controls and related supporting documentation for controls and processes related to Investment Accounting and Corporate Portfolio Management and disclosure policy in an effort to enhance controls across these areas

o	Technology

•	Develop a plan to replace the interim accounting systems and valuation models with a more robust, sustainable and controlled accounting and valuation system

o	Process

•	Simplify and streamline manual processes and the close process

•	Evaluate current organizational structure of Investment Accounting and Corporate Portfolio Management to ensure appropriate support and oversight of investment accounting and valuation activities

•
Design new processes and controls for Investment Accounting and Corporate Portfolio Management, specifically the assessment of impaired investments, amortization and accretion processes, investment related reconciliations, valuation and leveling of private placement debt, valuation of certain derivative instruments and accounting for Other Invested Assets

3.
Reinsurance Accounting - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Monitored all complex reinsurance contract activity to ensure appropriate accounting in accordance with U.S. GAAP

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Reinsurance Accounting. The Company’s remediation measures include the following:

Implemented

•	Reviewed and enhanced accounting analysis of existing complex reinsurance treaties

•	Strengthened the accounting policy documentation standards for certain transactions, including complex reinsurance treaties and the implementation of new U.S. GAAP standards

Planned

•	Review and enhance all processes and controls related to reinsurance accounting

•	Evaluate the current governance and staffing model for reinsurance accounting

4.	Pensions - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Revalidated all asset balances related to the Company’s defined benefit pension plans

•	Evaluated the Company’s pension related processes, methods and assumptions

•	Performed an analysis of the third party vendor information and data related to pensions and postretirement benefit services

•	Revalued pension and other benefit liabilities during the reporting year 2013

•	Evaluated and changed third-party vendor relationship for pension and postretirement benefit services

The Company’s planned remediation measures are intended to address material weaknesses related to the valuation of pension benefit plans. The Company’s remediation measures include the following:

Planned

•
Conduct a detailed assessment of internal controls and related supporting documentation for processes related to pensions and post-retirement benefit services in an effort to implement new and/or enhance existing controls

5.
Limited Partnerships and Other Investments Taxable Income Reporting - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Engaged a tax advisor to create a process for aggregating reportable taxable income from investments in limited liability companies and limited partnerships

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

•	Prepared a reconciliation of the entire population of limited partnerships and other investments positions to the inventory of Form K-1’s received for the period

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

6.
Cash flows and changes in classifications - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Evaluated U.S. GAAP guidance for certain cash flow reporting disclosures

•	Evaluated reclassification of control disbursement balances to ensure appropriate netting and reclassifications were performed

•	Reviewed all cash accounts to ensure cash collateral accounts were reclassified and reported as restricted cash within the balance sheet

•	Performed additional procedures on the statement of cash flows to ensure the reasonableness of the amounts being reported. The Company:

-	Evaluated the processes and data files supporting deposit and withdrawal activities for certain life products

-	Performed a detailed analysis of interest credited for all products including the interest for all policy loans

-	Performed a detail analysis of all investing activities; and

-	Documented interim processes and data sources for assembling cash flow data for all transaction types

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

•
Enhance cash flow reporting and disclosure package by reviewing all source materials used in the preparation of the cash flow statement and assembling a prototype reporting package that includes policy matters as well as a detailed reconciliation of cash flows by type and classification

7.
Access to Applications and Data - Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•
Performed an assessment of segregation of duties; management identified relevant business risks related to all key financial and administrative applications, including all business risks arising from excessive user access. Management identified the relevant mitigating controls which were determined to be effective

•	Evaluated the results of the testing performed around the Company’s change management procedures

•	Performed a review of the Company’s entity level controls related to fraud monitoring and confirmed that these functions were found to be effective

The Company’s implemented and planned remediation measures are intended to address the material weakness related to Access to Applications and Data. The Company’s remediation measures include the following:

Implemented

•	Redesigned the user access entitlement process to include the following procedures:

o	Enhanced user access request and approval process by requiring more detailed role-based provisioning requests

o	Implemented a quality control review following the provisioning of access rights for all new hires

Planned

•	Design and implement detailed user access review remediation plan

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2013. The Company has implemented and/or plans to substantially implement during 2014 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies as discussed above.

Management’s Conclusions

Management has developed a plan for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the financial reporting controls committee as well as the Audit and Finance Committee of the Board, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the efforts discussed above will remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. Given the breadth of the control deficiencies and material weaknesses described above, there is no assurance that the Company’s remediation efforts have been or will be fully effective. As described above and in Item 1A (Risk Factors), these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. If the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

Except for certain of management’s implemented remediation measures discussed above, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The following individuals serve as the current directors of the Company. All ages are as of August 6, 2014.

MARTIN N. BAILY
Age: 69
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
Age: 69
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

SANFORD CLOUD, JR., ESQ.
Age: 69
Director since: 2001
Committees: Compensation Committee (Chair); Executive Committee; Governance Committee
Experience: Mr. Cloud has been a member of the Board of Directors of Back9Network, Inc. since 2013. He also has served as Chairman of the Board of Directors of the UConn Health Center since 2011 and a member of the Board of Trustees of the University of Connecticut also since 2011, Chairman and Chief Executive Officer of The Cloud Company, LLC since 2005, Chairman of The Connecticut Health Foundation since 2010, a Trustee of Northeast Utilities since 2000, and as non-executive Chairman of Ironwood Mezzanine Fund L.P. Previously, Mr. Cloud served as President and Chief Executive Officer of The National Conference for Community and Justice from 1994 through 2004, a partner at the law firm of Robinson & Cole LLP from 1993 to 1994, a Vice President at Aetna, Inc. from 1986 to 1992, and a Connecticut State Senator from 1977 to 1980.
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

JAMES D. WEHR
Age: 57
Director since: 2009
Committees: Executive Committee
Experience: Mr. Wehr has served as President and Chief Executive Officer of The Phoenix Companies, Inc. since 2009. He was Senior Executive Vice President and Chief Investment Officer from 2007 to 2009, Executive Vice President and Chief Investment Officer from 2005 to 2007, Senior Vice President and Chief Investment Officer of the Company and Phoenix Life from 2004 to 2005, and Senior Managing Director and Portfolio Manager at Phoenix Investment Partners (now Virtus Investment Partners, Inc.) from 1995 through 2003. Mr. Wehr joined Phoenix in 1981 and held a series of increasingly senior investment positions, including credit research, trading and portfolio management prior to 1995. Mr. Wehr has served as a Director of the Back9Network, Inc. since 2011.
Qualifications: Mr. Wehr has investment management expertise and served in several executive roles prior to becoming CEO.

ARTHUR F. WEINBACH
Age: 71
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

Board Composition Changes

On July 12, 2013, we announced the retirement of Thomas S. Johnson, Chairman, from the Board. At the same time, we announced the election of John H. Forsgren, as Chairman of the Board.

On April 23, 2014, we announced the retirement of Mr. Gordon J. Davis, from the Board, effective Thursday, May 22, 2014, in keeping with the Board’s retirement guidelines.

On May 28, 2014, we announced the appointment of Westley V. Thompson to the Board, effective September 1, 2014, to fill the vacancy resulting from the retirement of Mr. Davis.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of August 6, 2014.

JAMES D. WEHR, age 57, has been President and Chief Executive Officer since April 2009. Previously, Mr. Wehr served as Senior Executive Vice President and Chief Investment Officer of the Company since February 2007, Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, Mr. Wehr was Senior Managing Director and Portfolio Manager of Virtus from 1995 through 2003. Mr. Wehr joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

THOMAS M. BUCKINGHAM, age 37, has served as Executive Vice President since November 2012. Mr. Buckingham is responsible for all product- and service-related functions including product development, product implementation and operations. Mr. Buckingham joined Phoenix as an actuarial assistant in 1999 and served in increasingly senior corporate, product development and operational positions. He also has worked in Strategic Development and as Chief of Staff to the CEO. He served as Senior Vice President, Product Implementation and Operations, prior to being promoted to his current role.

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

BONNIE J. MALLEY, age 53, has been Executive Vice President and Chief Financial Officer since November 2012. Previously, Ms. Malley served as Executive Vice President and Chief Administrative Officer of the Company since 2008. Prior to that, Ms. Malley served as the head of Human Resources since August 2002 and, in the ensuing years, added other administrative functions. Ms. Malley served as Senior Vice President and Chief Accounting Officer in 2001 and Vice President, Corporate Finance in 1998. Ms. Malley joined the Company in 1985 as a staff auditor within the securities accounting and investment accounting functions.

JOHN T. MULRAIN, age 64, has been Executive Vice President, General Counsel and Secretary since February 2011. Previously, Mr. Mulrain served as Senior Vice President, General Counsel and Secretary of the Company since July 2009 with responsibility for all legal functions, including corporate compliance and corporate secretary duties. Prior to that Mr. Mulrain served as Vice President and Counsel, focusing primarily on legal issues relating to investments and portfolio management.

CHRISTOPHER M. WILKOS, age 56, has been Executive Vice President and Chief Investment Officer since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997. Prior to joining the Company, Mr. Wilkos was Vice President, Portfolio Strategy, at Connecticut Mutual Life.

DOUGLAS C. MILLER, age 49, has served as Senior Vice President and Chief Accounting Officer since June 2012. Mr. Miller is responsible for a number of functions within the Company’s Corporate Finance area including Accounting Operations, U.S. GAAP Accounting and Expense Management, Statutory Accounting, Investment and Reinsurance Accounting, and Corporate Tax. Prior to joining Phoenix, he served as Vice President and Controller for Sun Life Financial (U.S.) and as an audit partner for Deloitte & Touche LLP.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our Common Stock. Based on our records and on information provided by our directors and our executive officers, we believe that during the fiscal year ending December 31, 2013, all of our directors and executive officers timely met such filing requirement.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion & Analysis (“CD&A”) provides an overview of our executive compensation programs, describes the material factors underlying the 2013 compensation provided to our named executive officers (“NEOs”), and explains the information presented in the tables that follow this CD&A.

This CD&A is incorporated into this Form 10-K, because the Company has not yet filed a Proxy Statement in 2014 due to the Restatement. See Explanatory Note. The Restatement impacted our compensation programs in numerous ways, which are explained in this CD & A.

The NEOs for fiscal 2013 were:

•	James D. Wehr, President and Chief Executive Officer (“CEO”)

•	Bonnie J. Malley, Executive Vice President, Chief Financial Officer and Treasurer (“CFO”)

•	Edward W. Cassidy, Executive Vice President, Distribution

•	Peter A. Hofmann, Executive Vice President, Strategy and Business Development

•	Christopher M. Wilkos, Executive Vice President and Chief Investment Officer

•	John V. LaGrasse, Former Executive Vice President, Alternative Retirement Solutions (see Note 12 in Summary Compensation Table)

Business and Organizational Background

Phoenix is a holding company with operating subsidiaries that provide life insurance and annuity products through independent agents and financial advisors. Our core mission is to help these financial professionals provide solutions to families and individuals planning for or living in retirement. Our policyholder base includes both affluent and middle market consumers, with more recent business concentrated in the middle market. Saybrus, our distribution subsidiary, provides dedicated life insurance and other consulting services to financial advisors in partner companies as well as support for sales of Phoenix’s product line.

In 2013, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 88% of those sales were fixed indexed annuities. New product launches and investments in service and technology enabled us to deliver competitive products and a high standard of service to our distributors and policyholders. Mortality, persistency and investment results were solid for the year, and sales of our core annuity product line were nearly $700 million. Although our statutory surplus declined, we managed our capital to maintain financial strength and flexibility for both the holding company and life companies. These achievements came at a time when we were involved in the Restatement, a significant and complex undertaking.

Compensation Actions in 2012 and 2013

Our overriding philosophy and approach to executive compensation is to strongly align pay with performance. As we considered compensation for 2012 through 2014 in light of the Restatement, we viewed decisions comprehensively and accounted for their long-term impact. The Compensation Committee also undertook a rigorous review of our open incentive plans in order to determine fair and reasonable payouts for this time period.

In 2012, the Compensation Committee:

•	Did not approve any pay increases to the CEO or other NEOs with the exception of Ms. Malley in recognition of her promotion to CFO.

•
Reduced annual incentive awards for Mr. Wehr and Mr. Hofmann, who was CFO during the fiscal periods subject to the Restatement. Mr. Hofmann’s payout was reduced by 80% from 63% to 13% of target. Mr. Wehr’s payout was reduced by 40% from 63% to 38% of target.

In 2013, the Compensation Committee:

•	Did not approve any pay increases to the CEO or other NEOs with the exception of Mr. Cassidy and Mr. Wilkos as described below.

•	Did not grant long-term incentive (“LTI”) awards as a result of the Restatement and the corresponding lack of U.S. GAAP information for long-term goal setting.

•
Set a maximum for our annual incentive plan, the 2013 Performance Incentive Plan (“PIP”) at 125% for senior management and 150% for the general population. Maximum payouts were reduced from 200% in 2013 to reflect the shorter time period between the plan rollout and the end of the performance period.

In addition, the 2013 PIP paid out at 29% and the 2011-2013 Long-Term Incentive Plan (“LTIP”), which was primarily earned based on 2011 financial performance, paid out at 136%. See the Elements of Compensation - Project to Assess the Treatment of Open Incentive Plans Given the Restatement section.

Summary of 2013 Changes to Compensation Levels

Pay Adjustments
Our CEO’s and other NEOs’ target compensation levels generally remained consistent with 2012 levels, with the following exceptions:

•	Mr. Cassidy received a 6% increase to his annual incentive target in conjunction with his assumption of additional responsibilities and Saybrus business growth.

•	Mr. Wilkos received a 4% increase to base salary and a 1% increase to his annual incentive target in recognition of his sustained strong performance as Chief Investment Officer.

•
The annual incentive target for Mr. Hofmann, who previously served as our CFO, was reduced by 18% and LTI target reduced by 19% in conjunction with his new role as Executive Vice President, Strategy and Business Development, and to better align his compensation with other NEOs.

The Summary Compensation Table total pay levels year over year are down, driven by lower 2013 PIP payments and the lack of an LTI grant in 2013.

No long-term incentive grant in 2013
The Compensation Committee did not grant LTI in 2013 as a result of the Restatement and the resulting lack of U.S. GAAP information for long-term goal setting. The Compensation Committee anticipates having a two-grant structure in 2014: one is designed to accomplish the objectives that would have been addressed by a 2013 LTI grant (“Grant A”) and was granted in June 2014, and the second is expected to represent the regular grant for the 2014 performance period (“Grant B”).

In setting pay levels, the Compensation Committee considers a number of factors and analyses as described in Process for Determining NEO Compensation beginning on page 95. In particular, the Committee completes a deep review of target total direct compensation levels (salary, target annual incentive plus target LTI) focusing on both external competitiveness and year-over-year changes. Given that no LTI grant was made in 2013, target total direct compensation for that year will be artificially low. Conversely, with the intention of making two grants in 2014 (one grant representing 2013 LTI [Grant A] and one grant representing 2014 LTI [Grant B]), total target direct compensation for 2014 will be artificially high.
The table below summarizes target direct compensation in 2012 and two different calculations for 2013. The first 2013 calculation (labeled “As Granted”) excludes the value of Grant A in the 2013 figures. The second approach (labeled “Normalized”) illustrates what target incentives for 2013 resemble if the target value of Grant A is taken into account.
When Grant A is included (2013 “Normalized”), Total Target Direct Compensation levels are similar to the levels shown for 2012.

	2012				2013 “As Granted” (Excluding Grant A)					2013 “Normalized” (Including Grant A)
Name	Salary	Target Annual Incentive	Target LTI	Total Target Direct Comp.	Salary	Target Annual Incentive	Target LTI with Grant A Excluded	Total Target Direct Comp.	% Change vs. 2012	Salary	Target Annual Incentive	Target LTI with Grant A Included	Total Target Direct Comp.	% Change vs. 2012
James D. Wehr	$700,000	$700,000	$1,400,000	$2,800,000	$700,000	$700,000	$0	$1,400,000	(50.0)%	$700,000	$700,000	$1,400,000	$2,800,000	—%
Bonnie J. Malley	$363,125	$306,000	$250,000	$919,125	$385,000	$335,000	$0	$720,000	(21.7)%	$385,000	$335,000	$330,000	$1,050,000	14.2%
Edward W. Cassidy	$410,000	$631,000	$280,000	$1,321,000	$410,000	$704,845	$0	$1,114,845	(15.6)%	$410,000	$704,845	$280,000	$1,394,845	5.6%
Peter A. Hofmann	$425,000	$425,000	$340,000	$1,190,000	$425,000	$350,000	$0	$775,000	(34.9)%	$425,000	$350,000	$275,000	$1,050,000	(11.8)%
Christopher M. Wilkos	$370,000	$333,000	$330,000	$1,033,000	$385,000	$335,000	$0	$720,000	(30.3)%	$385,000	$335,000	$330,000	$1,050,000	1.6%

No special awards granted in 2013
We did not make any special one-time grants in 2013.

Shareholder Outreach and Responsiveness
Shareholders will have the opportunity to vote on executive compensation (“Say on Pay”) for fiscal year 2013 at the 2014 Annual Meeting on November 20, 2014.

No Annual Meeting was held in 2013 due to the length of time required to file the 2012 Form 10-K. In 2012, 54% of shareholders cast votes against our advisory Say on Pay vote for fiscal year 2011 pay. In response to the 2012 Say on Pay outcome, the Compensation Committee embarked on the following two-pronged process:

External Conversations with Stakeholders	Comprehensive Review of Executive Compensation Practices

The Compensation Committee and management engaged in a multi-faceted effort to gather feedback from key external stakeholders regarding our executive compensation program. Feedback was gathered both in person and through telephonic discussions with our largest shareholders, as well as with proxy advisory services and corporate governance research firms.

The Compensation Committee also directed its compensation consultant to conduct extensive analyses of the Company’s programs, market practices, outstanding incentive plans, and of the impact of the Restatement.

While no problematic pay practices were identified, the Compensation Committee responded to shareholder feedback by changing several executive compensation practices. The tables below show the feedback received and the corresponding changes made to our executive compensation practices for 2012 and 2013.

Shareholder Feedback	Changes to Executive Compensation Practices

Select a more appropriately-sized peer group and provide a more detailed explanation of peer group selection and assessment methodology.
Adopted a new approach to compensation market assessments and provided more detailed proxy disclosure. In 2013, market assessments primarily referenced compensation data from a 14-company peer group (compared to a 10-company peer group in 2012) comprised of similarly sized public life insurance and financial services companies that compete with us for business and executive talent. We continue to use survey data as a supplemental reference point for those with peer group proxy matches. We use expanded survey data as the primary source of comparison for those executives without a peer group proxy match. See the Assessing Competitiveness of Compensation section.

Increase weight of incentive metrics that drive profitable growth.
Increased emphasis on profitability measures in the PIP. The weights assigned to profitability measures were increased from 50% to 80% beginning in 2013 to reflect an intensified focus on delivering profitable growth.

Differentiate incentive metrics between the annual incentive plan and LTIP.
Added new profitability measures to the PIP. In 2012, we added two new measures related to new business profitability to our PIP: Contribution Dollars from current year annuity business and Saybrus EBITDA. These additional measures were maintained in the 2013 PIP. Contribution Dollars and Saybrus EBITDA were not included in the 2012-2014 LTIP.

Increase performance period in LTIP from the prior one year performance period.
Extended the performance period of the LTIP to two years. The 2012-2014 LTIP performance cycle design increased the performance measurement period from one year to two years. Then this result is modified by a stock price modifier over a full three years, measured by the 30-day average stock price at the end of a three-year period divided by the closing stock price on grant date.

We had planned to incorporate a three-year performance measurement period into the 2013-2015 LTIP cycle. However, we did not implement this LTIP cycle because of the Restatement. Consequently, Grant A is intended to accomplish the objectives that would have been addressed by the 2013-2015 LTI, and will be measured over a two-year period 2014-2015. Grant B is expected to serve as a regular LTIP grant and will be measured over a multi-year period.

Consider including relative return measures in the LTIP.
Assessing relative Total Shareholder Return (“TSR”) component for the LTIP. In addition to measuring performance on financial and operating measures and absolute stock price performance, we will assess the use of a component that would measure stock price performance relative to an appropriate index for future plans. The Committee intends to use a relative stock price performance measure for long-term grants for performance periods beginning with Grant B.

In developing our 2013 incentive plan, with the exception of LTI awards which were not granted in 2013, we considered and implemented feedback received from this outreach, including more emphasis on profitability measures, as well as our review of executive compensation practices. Going forward, we will continue to reflect on the feedback received, and we plan to again reach out to our shareholders to inform compensation decisions. At our 2014 Annual Meeting, shareholders will have the ability to provide their advisory vote on our updated executive compensation program.

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

•
Align the interests of our NEOs and shareholders. The program rewards our NEOs when their performance produces profitable growth and improved returns. The business goals used for determining annual and long-term incentive awards are based on financial and operational measures directly aligned with the business strategy. These measures of success create a close alignment between our NEOs’ and shareholders’ interests.

•
Attract, motivate, and retain high caliber leadership by providing competitive compensation opportunities. The program assesses total compensation opportunities against peer companies to attract and retain executives with the experience and talent required to achieve our strategic objectives.

Pay Mix

In prior years, it has generally been our practice to heavily weight the compensation for NEOs, who bear the most responsibility for our performance, toward at-risk variable compensation (annual and long-term incentives). Actual amounts earned may differ from targeted amounts based upon multiple performance measures closely aligned with our business objectives. In 2013, pay mix consisted of only base salary and the PIP because there were no LTI grants in 2013. Hence, the proportion of variable compensation was down compared to past years. However, with Grant A (made in June of 2014 to accomplish the objectives that would have been addressed by a 2013 LTI grant), 75% of our CEO’s target pay and, on average, 61% of the target pay for our other NEOs is performance-based and subject to the achievement of pre-defined performance targets. Note that due to rounding, the percentages on the following graphs may not sum to 100%.

Process for Determining NEO Compensation

Board of Directors and Compensation Committee

The Board of Directors is responsible for reviewing the performance of and approving compensation awarded to the CEO. This process is conducted annually, or whenever a CEO change occurs, based upon recommendations from the Compensation Committee. The Compensation Committee is responsible for reviewing the performance of, and approving compensation awarded to, all other NEOs. This assessment is done annually, or whenever changes in NEO leadership occur, based upon recommendations from the CEO.

Compensation Consultant

The Compensation Committee has retained an independent compensation consultant, Semler Brossy Consulting Group, LLC (“Semler Brossy”), for advice on executive and director compensation matters. The chair of the Compensation Committee oversees the consultant’s work. Management does not retain its own consultant for executive compensation matters and did not use any consulting services from Semler Brossy in 2013. The Compensation Committee has conducted an assessment of its relationship with Semler Brossy pursuant to SEC and NYSE rules regarding advisor independence, and has not identified any issues with independence or conflicts of interest at this time.

During 2013, Semler Brossy advised the Compensation Committee on emerging best compensation practices and assisted the Compensation Committee in its review and analysis of executive and director compensation, including its assessment of NEO compensation levels and its analysis of comparative market data, as well as other pay practices and provisions. Semler Brossy also advised the Compensation Committee on the impact of the Restatement on its open incentive plans and helped to develop the ongoing annual and long-term incentive plans (as discussed in sections Project to Assess the Treatment of Open Incentive Plans Given the Restatement through Elements of Compensation).

Role of Management

The Company’s Human Resources department supports the Compensation Committee in the execution of its responsibilities. The Company’s head of Human Resources supervises the development of materials for each Compensation Committee meeting. The CEO and the CFO collaborate with the head of Human Resources in providing recommendations related to performance measures and metrics. No member of the management team, including the CEO, has a role in determining his or her own compensation.

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

In 2013, the Compensation Committee adopted a new approach to compensation market assessments based on feedback received from shareholders. These changes are outlined below:

	Competitive Assessment Before (2012 and Prior)	Competitive Assessment After (2013 and Going Forward)
Peer Group	10 public life and health insurance companies between one-third and three times Phoenix’s assets (approximately $22 billion when the peer group was determined).
Expanded to include 14 public life and health insurance companies and financial services companies of similar size to Phoenix in terms of assets.

These companies share many business model characteristics with the Phoenix and some of the peers are direct business competitors. Phoenix’s direct business competitors also include larger life insurance companies.

Use of Proxy Data from Peer Group	Primarily used as a secondary check to the survey data.
Expanded use of Peer Group proxy data to NEOs when sufficient data was available for the position (e.g., provides primary comparison data for the CEO and CFO). Peer Group proxy data could not be used for all other NEOs because of a lack of relevant matches.

Use of Survey Data	Used as the primary comparison data for all NEOs and as a secondary comparison for the CEO.	Utilized as a secondary comparison for CEO and CFO but remained as the primary comparison data for all other NEOs for whom proxy data is unavailable.

The primary factors in selecting peer companies were comparability of business and asset size. The Company believes screening peers based on assets identifies companies with comparable organizational complexity better than screens based on revenue or market cap.

•
Compilation of Peer Group: The peer group consists of 14 similarly-sized publicly traded life insurance and financial services companies that potentially compete with the Company for business and executive talent. The median assets of this peer group is approximately $22 billion, similar to the Company’s approximate $22 billion in assets. Nine of the 14 companies have assets between one-half of and two times the Company’s assets. For determining 2013 target compensation levels, the Company used proxy data from the peer group as a primary source for competitive data and supplemented with the 2012 edition of each of the surveys referenced below as an additional source of competitive data. The peer group was changed in 2012 to be effective in 2013.

The following companies comprise the proxy data peer group:

American Financial Group(1)	National Western Life(1)
American National Insurance(1)	Primerica
American Equity	Protective Life
CNO Financial	StanCorp Financial
FBL Financial	Symetra Financial
Independence Holding(1)	Torchmark
Kansas City Life(1)	Unum Group

(1)
Added to the peer group for 2013 based on similarity in size to the Company. The prior peer group consisted of ten companies. Although five companies were added, one prior company was deleted due to acquisition, resulting in a total of fourteen peer companies.

•
Survey data: For the CEO and CFO positions, Peer Group proxy data is the primary source for comparison data. For all NEOs, the Compensation Committee referenced pay data at insurance companies in industry-specific surveys from Mercer and Towers Watson, as well as general industry data from Mercer:

Survey Name	Description
2012 US Mercer Benchmark Database-Executive (“Mercer”)
- Provided data from 40 non-healthcare insurance companies (median assets $12 billion).
- If non-healthcare insurance company data were not available, the Company utilized general industry data on executive positions based on input from over 3,000 organizations, with median revenue of about $1 billion.
- Because the Company was larger than the median, we referenced the 50th to 75th percentile of the compensation reported by the companies in this survey.

2012 Towers Watson Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”)
- Provided data from the smaller half of the survey, representing 11 companies with assets under $125 billion, and median assets of about $54 billion.
- As a secondary source, the Company utilized data from 29 insurance companies with median assets of about $170 billion.
- Because the Company was smaller than the median, we referenced the 25th to 50th percentiles of the compensation reported by the companies in this survey.

The following tables describe the methodology for assessing compensation relative to market during 2013.

CEO and CFO
Source Priority	Reference	Median Asset Size	Compensation Reference Range (Percentile)
Primary	Proxy Peer Group	$22 billion	25th - 50th
Secondary	Towers Watson DIS	$54 billion(1)	25th - 50th

Other NEOs
Source Priority	Reference	Median Asset Size	Compensation Reference Range (Percentile)
Primary	Mercer	$12 billion(2)	50th - 75th
Secondary	Towers Watson DIS	$54 billion(1)	25th - 50th

(1)	If not available, the larger group of 29 companies with median assets of $170 billion is referenced at the 10th - 25th percentile range.

(2)	If not available, the larger group of over 3,000 companies with median revenues of $1 billion is referenced at the 50th - 75th percentile range.

Effective Corporate Governance Practices

WHAT WE DO	WHAT WE DON’T DO
-Pay for performance	-Provide employment agreements to NEOs
-Maintain performance-based variable compensation	-Permit hedging of Company’s securities
-Implement broader clawback policy effective in 2013 that applies to all incentive plans	-Reprice equity awards
-Gross up for excise taxes upon a change in control
-Maintain stock ownership guidelines	-Gross up for income taxes on executive perquisites or benefits
-Limit perquisites
-Utilize double-trigger change-in-control provisions
-Engage an independent consulting firm

Project to Assess the Treatment of Open Incentive Plans Given the Restatement

The Assessment

As discussed in the Explanatory Note, on April 1, 2014, the Company filed the 2012 Form 10-K with the SEC containing the Restatement. In January 2014, the Compensation Committee engaged Semler Brossy to conduct a full review of the implications of the Restatement on the Company’s “open” incentive plans (defined to include all unpaid incentive plans impacted by the Restatement). Open incentive plans were:

Plan(1)	Detail
2012 PIP	Corporate annual incentive plan covering performance during fiscal year 2012
2013 PIP	Corporate annual incentive plan covering performance during fiscal year 2013
2011-2013 LTIP	Long-term incentive grant made in February 2011(2) covering Company and stock price performance from 2011 through year-end 2013.
2012-2014 LTIP	Long-term incentive grant made in February 2012(3) covering Company and stock price performance from 2012 through early March 2015.

(1)
The Compensation Committee’s assessment of open corporate incentive plans excluded the 2013-2015 LTIP, because it was not implemented, and the open Investment Incentive Plans and Saybrus Partners, Inc. Profit Sharing Plans, because the Restatement had a de minimis impact on the performance measures in those plans.

(2)	The CEO’s long-term incentive grant was made in March 2011 after full Board approval.

(3)	The CEO’s long-term incentive grant was made in March 2012 after full Board approval.

The review covered these open incentive plans to ensure they aligned with the core business performance during the covered periods and reflected negative implications of the Restatement for shareholders and other key stakeholders.

The assessment was organized into three phases:

1.	Establish Appropriate Context and Background

The Compensation Committee performed a detailed assessment of the considerations and implications associated with the Restatement for the Company’s key stakeholders, including shareholders. Additionally, the Compensation Committee requested and reviewed a detailed competitive analysis of how other companies in similar situations addressed compensation, with a primary focus on companies that underwent prolonged financial restatements. The Compensation Committee assessed more than 100 companies with revenues between $200 million and $20 billion that disclosed a Restatement from 2010-2014. These companies were selected based on their comparability to Phoenix’s situation, with each sharing at least some characteristics with Phoenix, including the length of time and materiality of their restatements.

2.	Define Guiding Principles

The Compensation Committee established a number of guiding principles for open incentive plan outcomes:

•	Align with shareholder outcomes and experience over the period.

•	Be fair and equitable for employees.

•	Be appropriate in the context of the broader business performance in the periods covered.

•	Preserve the original intent of each open incentive plan and apply a consistent approach across the portfolio of open incentive plans.

•	Reflect balanced outcomes across the portfolio of open incentive plans.

3.	Establish Objective Framework

Using the information from the stakeholder and competitive analyses referenced above, the Compensation Committee developed an objective framework for determining the appropriate treatment of the open incentive plans. The framework is based on three factors commonly used by companies in the competitive analysis to assess the characteristics of restatement items. The Compensation Committee then grouped the impact of the Restatement into three categories and assessed them against the factors to determine whether to include or exclude their impact from the open incentive plan outcomes.

Key Factors	Key Financial Impacts
- Nature of the event - Accountability - Materiality	- Universal Life (“UL”) reserve accounting change - Other Restatement items - Costs associated with the Restatement

Treatment of Open Incentive Plans

Based on the review over the course of the three phases, the Compensation Committee approved the following actions with respect to the four open incentive plans:

•
Exclude the impact of the UL reserve accounting error and subsequent change from the calculations for open incentive plans. As part of the Restatement, the Company recorded additional UL reserves over the Restatement period to cover expected losses that otherwise would have been recorded in future periods. The Compensation Committee determined that it was appropriate to exclude this impact from the incentive plan calculations for three primary reasons:

◦	Current expectations and experience indicate the affected block of business is expected to generate cumulative net profits on a U.S. GAAP basis.

◦
Although the impact on previously reported U.S. GAAP results (net income and shareholders’ equity) was material, the change did not impact previously reported statutory results of the Company’s life insurance subsidiaries.

◦	Excluding the impact of the UL reserve accounting change was consistent with items typically excluded by the companies covered in the competitive analysis.

•
Include the impact of all other Restatement items and the costs associated with the Restatement in the calculations for open incentive plans. The Compensation Committee determined it was appropriate not to make any adjustments to offset the adverse impact of any other changes resulting from the Restatement, including costs associated with the Restatement. When the 2013 PIP was established in the third quarter of 2013, costs associated with the Restatement were excluded from the “circuit breaker,” which provided that no amounts would be paid under the PIP regardless of performance against all other metrics unless a specified level of pre-tax operating income was achieved. Costs associated with the Restatement were included in the pre-tax operating income performance measure, which comprises 55% of the PIP.

Impact on Open Incentive Plans

Impact on 2012 Corporate Annual Incentive Plan

•	The impact on the 2012 PIP is described in the Company’s 2012 Form 10-K. The plan paid out at 63% of target.

Impact on 2013 Corporate Annual Incentive Plan

•	In accordance with the Restatement treatment discussed above, the 2013 PIP paid out at 29% of target.

◦	The impact of the UL reserve accounting change was excluded from the calculation of the result.

◦	The impact of Restatement expenses was included in the calculation of results.

◦	Restatement expenses were excluded from the calculation of Pre-Tax Operating Income for the Circuit Breaker.

2013 Performance Incentive Plan Results
Performance Measures(1) $ in millions	Weight(6)	2013 Incentive Goals			Results	Percentage of Target Earned
		Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)(7)
Pre-Tax Operating Income (2)	55%	$10.0	$20.0	$70.0	$(16.2)	0%
Adjusted PLIC Risk-Based Capital (“RBC”) Ratio (3)	20%	400%	430%	460%	390%	0%
Contribution Dollars from Current Year Business (4)	20%	$16.0	$20.0	$28.4	$22.5	130%
Saybrus EBITDA(5)	5%	$3.2	$4.0	$5.6	$3.5	69%
Total(1)	100%					29%

(1)
To achieve any payment under this Plan, the pre-tax operating income performance measure had to achieve an actual result of at least $10 million, excluding Restatement expenses. When Restatement expenses were excluded, the result was more than $10 million.

(2)
Pre-tax operating income differs from net income reported in accordance with U.S. GAAP in that it excludes federal income taxes; excludes net realized investment gains and related deferred acquisition cost amortization, tax and other related offsets and excludes the impact of the change in unlocking of assumptions related to deferred policy acquisition costs. Management believes that operating income, as well as components of and financial measures derived from operating income (such as pre-tax operating income), provide investors, analysts and other stakeholders with additional insight into the underlying trends in our operations. The impact of the UL reserve accounting change was excluded. See Treatment of Open Incentive Plans.

(3)	Adjusted PLIC RBC Ratio is total adjusted capital divided by two times the risk-based required capital for Phoenix Life, adjusted by the excess holding company capital above $50 million.

(4)	Contribution dollars from current year business is equal to the present day valuation of future statutory profits associated with new fixed index annuity sales.

(5)	Saybrus EBITDA is earnings before interest, taxes, depreciation, and amortization for the Saybrus Partners, Inc. subsidiary.

(6)	Numbers reflect weights for all NEOs except Mr. Cassidy. Mr. Cassidy did not participate in the PIP.

(7)
Although maximum result for individual measures is 200%, the maximum PIP payout was capped at 125% for senior management and 150% for the general population. Maximum payouts were reduced from 200% in 2013 to reflect the shorter time period between plan rollout and the end of the performance period. Goals and results are rounded. For results between threshold and target and between target and maximum, the percentages are interpolated.

Impact on 2011-2013 LTIP

In accordance with the Restatement treatment above, the 2011-2013 LTIP paid out at 136%. The 2011-2013 LTIP was based on 2011 financial results.

•	The impact of the UL reserve accounting change was excluded from the calculation of the result.

•	The impact of other restated items was included in the calculation of results.

•
This result is derived from a payout percentage of 135% on 2011 financial measures, modified by a three-year stock price modifier (2011-2013), calculated as 107% for Mr. Wehr and 101% for all other participants. Mr. Wehr’s stock price modifier was calculated as 30-day average stock price on December 31, 2013 divided by stock price on March 2, 2011. The stock price modifier for the other participants was calculated as 30-day average stock price on December 31, 2013 divided by stock price on February 11, 2011. The difference in the beginning stock price is based on the timing of Board/Compensation Committee approval of LTIP grants. A portion of Mr. Wehr’s award was denominated in RSUs, which were not subject to the stock price modifier.

•
The Compensation Committee believes that the outcomes for participants of this plan are fair and reasonable based on financial performance, as well as the impact of the Restatement. Performance on three of the four measures was above target.

2011-2013 Long-Term Incentive Plan Results
Performance Measures $ in millions	Weight	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)	Results	Payout Percentage (5)
Pre-Tax Operating Income (1)	40%	$22	$63	$100	$34	65%
Adjusted Risk Based Capital (2)	25%	282%	300%	335%	363%	200%
Business Conservation (Surrender Ratio) (3)	20%	10.0%	9.2%	7.5%	7.4%	200%
Expense Management (4)	15%	$188	$178	$158	$173	125%
Totals	100%					135%

(1)
Pre-Tax Operating Income is defined as U.S. GAAP pre-tax operating income, excluding DAC unlocking, and including realized gains from Equity Indexed Annuity product. It also excludes the impact of the UL reserve accounting error as a result of the Restatement.

(2)	Risk Based Capital is defined as December 31, 2011 statutory capital divided by risk based required capital.

(3)	Business Conservation is defined as persistency of the inforce block of business -statutory surrender benefits and withdrawals divided by average assets.

(4)	Expense Management is defined as statutory (cash-based) expenses excluding Saybrus direct expenses, pension, SERP, and OPEB expenses, and restructuring charges.

(5)	Excludes impact of stock price modifier.

Impact on 2012-2014 LTIP

In accordance with the Restatement treatment above and the design of this Plan, the 2012-2014 LTIP funded at 0%. The 2012-2014 LTIP was based on 2012 and 2013 financial results.

•	The impact of the UL reserve accounting error and subsequent change was excluded from the calculation of the result.

•	The impact of other restated items was included in the calculation of results.

•
This result is derived from a payout percentage of 13% on 2012 - 2014 financial measures, subject to meeting a circuit breaker based on 2012 - 2013 U.S. GAAP Pre-tax Operating Income. Performance on this measure was below the level required by the circuit breaker and as a result, no payment will be made on this LTIP.

Elements of Compensation

Salary

Salaries are reviewed annually as a component of total direct compensation targets. Adjustments, if any, are based upon an evaluation of market data, change in responsibilities, and current compensation relative to internal peers, as well as each NEO’s level of responsibility, experience and expertise.

Mr. Wilkos received a 4% increase to salary, effective 2013 from $370,000 to $385,000. None of our other NEOs received an increase in salary in 2013.

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

Name	Annual Incentive Plan
	PIP	Saybrus Partners, Inc. Profit Sharing Plan and other Variable Compensation Plans	Investment Incentive Plan
Wehr	✓
Malley	✓
Cassidy(1)		✓
Hofmann	✓
Wilkos(2)	✓		✓
LaGrasse	✓

(1)	Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan, Profitability Incentive and Sales Commissions (see description below).

(2)	Mr. Wilkos participates in the PIP (50%) and the Investment Incentive Plan (50%).

Annual Incentive Plan for Executive Officers
The Company has a 162(m) shareholder-approved incentive plan that allows for the payment of annual bonuses based on the achievement of performance objectives established by the Compensation Committee from among various performance criteria identified in the Annual Incentive Plan for Executive Officers (the “Annual Incentive Plan”). The performance objective for 2013 was achievement of adjusted risk based capital of 250%. Each of our NEOs participates in this plan, the results of which establish the maximum payout level for the Annual Incentive Plan(s) in which they participate.

2013 Performance Incentive Plan
The majority of employees, including those NEOs noted in the chart above, participate in the PIP, which is based on overall Phoenix performance. The Saybrus Partners, Inc. Profit Sharing Plan and the Investment Incentive Plan are described below.

Each year, the Company funds an aggregate award pool for all participants based upon Company performance against pre-established metrics for certain financial and operating measures, described for 2013 in the footnotes to the 2013 Performance Incentive Plan Results table. The performance metrics for each measure, as well as the relative weights of each measure, are based upon the Company’s strategic and financial plans that are reviewed by the Board at the beginning of the year. The four measures chosen for the 2013 PIP provide a diversified set of financial measures. Eighty percent are growth or profit measures.

Maximum Payout
Typically, incentive awards under the PIP range from 0% to 200% of an individual’s incentive target. However, the Compensation Committee reduced the maximum payout percentage for the 2013 PIP from 200% of target to 125% of target for senior management because of the shorter time period between plan rollout and the end of the performance period.

Circuit Breaker
For the 2013 PIP, the Compensation Committee approved a circuit breaker of $10 million of Pre-Tax Operating Income, excluding the impact of Restatement expenses. However, expenses associated with the Restatement were included in the Pre-Tax Operating Income performance measure.

Timing in Rollout
Due to the Restatement, 2012 U.S. GAAP results were not final until April 1, 2014 with the filing of the 2012 Form 10-K. In mid-2013, when it became likely the Restatement would last through the year, the Compensation Committee established performance metrics based on 2012 results using the following approach:

•	Preliminary goals for 2013 were established pending determination of results for 2012 based upon financial plan or percent improvement from previous year.

•	When 2012 results were finalized, 2013 goals were then finalized as well.

•	Weightings of each measure remained the same.

2013 Performance Incentive Plan
Performance Measures $ in millions	Weight	2013 Threshold (50% payout)	2013 Target (100% payout)	2013 Maximum (200% payout)	How Goals were Set
2013 Pre-Tax Operating Income	55%	Halfway between $0 and 2012 Actual	2012 Actual	2012 Actual plus $50M	Pre-Tax Operating Income includes the impact of Restatement expenses. Target Operating Income was set to 2012 actual, which required incremental year-over-year Restatement expenses to be overcome
Adjusted RBC	20%	400%	430%	460%	Target reflected 2013 financial plan.
Contribution Dollars from 2013 Business	20%	$16.0	$20.0	$28.4	Target reflected 2013 financial plan. No payout on this measure if 2013 results below 2012 actual results.
2013 Saybrus EBITDA	5%	$3.2	$4.0	$5.6	Target reflected 2013 financial plan. No payout on this measure if 2013 results below 2012 actual results.

2013 Investment Incentive Plan

Mr. Wilkos, our Chief Investment Officer, has an annual incentive target that is equally weighted between the PIP and the Investment Incentive Plan. The Investment Incentive Plan is designed to reward superior returns for the Company’s investment portfolio. The Investment Incentive Plan Goals and Results are shown below.

2013 Investment Incentive Plan
Performance Measures	Weight	2013 Incentive Goals			Actual Results	Percentage of Target Earned
		Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
New Money Spread (1)	50%	Target Spread	Target + 35bps	Target + 90bps	Target + 70bps	164%
Phoenix Public Corporate Bond Credit Losses	15%	100% of 12-Month Corporate Bond Default Losses	80% of 12-Month Corporate Bond Default Losses	50% of 12-Month Corporate Bond Default Losses	0%(1)	200%
Phoenix Private Corporate Bond Credit Losses	15%	100% of 12-Month Corporate Bond Default Losses	80% of 12-Month Corporate Bond Default Losses	50% of 12-Month Corporate Bond Default Losses	5%	200%
Phoenix Structured Bond Credit Losses	15%	100% of 12-Month Structured Bond Default Losses	80% of 12-Month Structured Bond Default Losses	50% of 12-Month Structured Bond Default Losses	42%	200%
Phoenix Portfolio CLO/CDO Credit Losses	5%	100% of 12-Month CLO/CDO Bond Default Losses	80% of 12-Month CLO/CDO Bond Default Losses	50% of 12-Month CLO/CDO Bond Default Losses	0%(1)	200%
Total						182%

(1)	Net credit gains occurred. Impairment losses were more than offset by credit gains on sale or redemption of impaired securities.

2013 Saybrus Annual Incentive Plan

Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan and additional sales and profitability incentives, in lieu of the PIP. The Profit Sharing Plan is funded at 15% of Saybrus EBITDA and pays out to individuals who attain a certain annual performance rating specified under the Company performance management program. Mr. Cassidy and other Saybrus principals are allocated a defined percentage of the pool. Mr. Cassidy’s additional incentives are based upon specific sales and profitability measures related to the Saybrus business segment. Incentives related to sales measures are determined based on sales volumes and commission rates that vary by product and distribution channel. Incentives related to profitability measures are based on the contribution margins associated with new annuity sales.

2013 Annual Incentive Plan Results

Name	Position	Annual Incentive Target	Payout Results
James D. Wehr	President and Chief Executive Officer	$700,000	$203,000
Bonnie J. Malley	Executive Vice President, Chief Financial Officer and Treasurer	335,000	97,150
Edward W. Cassidy (1)	Executive Vice President, Distribution	704,845	736,651
Peter A. Hofmann	Executive Vice President, Strategy and Business Development	350,000	101,500
Christopher M. Wilkos (2)	Executive Vice President and Chief Investment Officer	335,000	353,425
John V. LaGrasse (3)	Former Executive Vice President, Alternative Retirement Solutions	166,665	48,333

(1) Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan, Profitability Incentive and Sales Commissions.
(2) Mr. Wilkos participates in the PIP (50%) and the Investment Incentive Plan (50%).
(3) Mr. LaGrasse left the Company effective October 31, 2013. The amounts shown as Annual Incentive Target and Payout Results are prorated for time employed during 2013.

Long-Term Incentive Awards

LTI awards are designed to drive results over time and encourage retention of participants. Typically, LTI awards are granted on an annual basis and cover a three-year period or plan cycle (“LTIP cycle”) with target awards determined at the beginning of the cycle. Awards are paid at the end of the cycle, contingent upon achievement of certain performance criteria and Compensation Committee approval of those results. Recent grants were determined based on a performance component and a stock price modifier. However, in 2013, the Compensation Committee concluded that it was appropriate to hold off making the annual LTI grant due to:

•	Limited visibility in setting three-year goals as a result of the Restatement and the resulting lack of U.S. GAAP information.

•	Share availability constraints.

•	Constraints in using a stock price to modify an award until we are a current SEC filer.

Not granting LTI in 2013 created potential for a retention gap among senior managers who participate in the plan. In order to address this gap, return to a more normal approach and align management with shareholders, the Compensation Committee anticipates having a two-grant structure in 2014: Grant A and Grant B. This strategy allowed the Compensation Committee to quickly implement Grant A to return to a more normal approach, reduce the retention risk and align participants with shareholders in the long term.

Grant A
Grant A was issued on June 13, 2014. This performance cash award is described below and will vest at the end of 2015 if these performance measures are met. The two-year performance period aligns with the vesting period of the 2013-2015 LTIP had it been granted. To emphasize profitable growth, Change in Surplus carries the highest weighting.

Grant A
Performance Measures	Weight	Description
2014 & 2015 Statutory Earnings - Change in Surplus	45%	Change in surplus, excluding the impact of capital contributions from the holding company, surplus note issuance and dividend scale changes.
2015 Year-End Adjusted RBC (1)	20%	Statutory capital divided by risk based required capital adjusted by excess holding company capital above $50 million.
2014 & 2015 Contribution Dollars	15%	Present value of future statutory profits associated with new life and annuity sales.
2014 & 2015 Saybrus EBITDA	10%	Earnings before interest, taxes, depreciation and amortization.
2015 Business Conservation (2)	10%	Persistency of the inforce block of business - statutory surrender benefits and withdrawals divided by average assets.

(1)	Adjusted NAIC RBC Ratio is total adjusted capital divided by two times risk-based required capital for Phoenix Life, adjusted by excess holding company capital above $50 million.

(2)	Business conservation is measured as surrender ratio.

The five measures for Grant A provide a diversified mix of measures intended to reduce the potential for unintended outcomes. Seventy percent of the plan is associated with growth and profit measures (Change in Surplus, Contribution Dollars, and Saybrus EBITDA).

•
Statutory Earnings - Change in Surplus is a key statutory earnings measure widely viewed as an indicator of financial strength and stability. Without current U.S. GAAP financials, the Company concluded it did not have a sufficient basis to set a two-year goal for Pre-Tax Operating Income, which was the earnings measure used in past plans. In order to maintain focus on profitability, the Compensation Committee chose to use Change in Surplus as a replacement for U.S. GAAP Pre-Tax Operating Income.

•	Adjusted RBC is a measure of balance sheet strength and is an important measure of capital adequacy used by regulators and rating agencies.

•	Contribution dollars is a measure of new business profitability.

•	Saybrus EBITDA is a long-term business priority.

•	Business conservation measures in-force retention and is crucial to maintaining Phoenix’s market presence and financial stability.

The table below summarizes the target values of Grant A:

Grant A Target Values
James D. Wehr	$1,400,000
Bonnie J. Malley	$330,000
Edward W. Cassidy	$280,000
Peter A. Hofmann	$275,000
Christopher M. Wilkos	$330,000

Grant B

Grant B has not yet been issued in 2014 but is intended to serve as the normal 2014-2016 LTIP grant. The Compensation Committee intends for Grant B to:

•	Abide by guiding principles (See The Assessment section under Project to Assess the Treatment of Open Incentive Plans Given the Restatement).

•	Cover a multi-year performance period, in response to shareholder feedback.

•	Include relative measures, including a stock price performance measure.

•	Provide different measures from the ones used in the annual incentive plan.
With the combination of Grant A and Grant B, the Company intends to provide appropriate long-term performance incentives and close the potential retention gap.

Other Elements and Policies of NEO Compensation

Non-Qualified Deferred Compensation

We maintain non-qualified deferred compensation plans that allow NEOs and select employees to defer a portion of their salary to allow participants an opportunity to defer tax payments and receive Company matching contributions on their cash compensation in excess of the Internal Revenue Code limits on compensation placed on the 401(k) Plan. For more information about the non-qualified deferred compensation benefits provided to NEOs in 2013, see the Non-Qualified Deferred Compensation table and accompanying notes, sub-tables and narrative.

Supplemental Retirement Benefits

The Supplemental Executive Retirement Plans (“SERPs”) are non-qualified defined benefit pension plans that provide supplemental retirement income to our NEOs and select employees. Benefit accruals under the Company’s SERPs were frozen at the end of business on March 31, 2010. The SERPs provided the same benefits as those provided under the broad-based Employee Pension Plan, which was also frozen as of March 31, 2010, except that the benefit limitations imposed by the Internal Revenue Code, and the exclusion of annual incentive compensation in the definition of earnings under the Employee Pension Plan formula prior to July 1, 2007 were not taken into account. Accordingly, when in effect, the SERPs permitted us to provide participants with retirement benefits on the same basis as other similarly situated employees without reduction due to the limits of the Internal Revenue Code and the exclusion of their annual incentive awards. For more detailed information about the SERPs’ benefit, please refer to the narrative to the Pension Benefits table.

Change-In-Control Agreements

During change-in-control events, the Board considers maintaining a sound management team that exercises judgment without bias due to personal concerns to be essential to protecting and enhancing the best interests of the Company and our shareholders. To that end, we afford certain change-in-control benefits to certain executives, including our NEOs, because they hold critical positions within the Company and would be integral to effectuating a corporate transaction. In 2013, the Compensation Committee engaged Semler Brossy to conduct a review and found that our change-in-control agreements are generally consistent with market practices and are aligned with current best practices:

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

Four of our five active NEOs are covered under the Phoenix Executive Severance Allowance Plan and are eligible for, subject to certain conditions, severance equal to monthly salary and the average of the last two annual incentive awards already paid as of the termination date for a specified number of months based on years of service. The benefits are tiered based on years of service and the minimum payment is nine months of severance and the maximum is 18 months of severance. In addition, the NEOs are paid a prorated portion of their annual and long-term incentive based on actual plan results for the year they are terminated under the Executive Severance Allowance Plan.

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

Perquisites

We provide perquisites to our NEOs as an incremental benefit to recognize their position within the Company. Perquisites are not a material part of our executive compensation. Available perquisites include:

•	Annual preventative medical care reimbursement of up to $500.

•	Annual reimbursement for financial planning and tax services of up to $3,000.

•	Travel expense reimbursement for expenses associated with spousal business travel when such attendance is expected.

•	Relocation assistance.

For information about perquisites provided to NEOs in 2013, see Note 5 of the Summary Compensation Table.

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

The Company’s policy on insider trading permits executives to engage in transactions involving the Company’s equity securities only (1) during “trading windows” of limited duration following the issuance of periodic earnings releases and (2) following a determination by the Company that the executive is not in possession of material non-public information. In addition, the Company has the ability under its insider trading policy to suspend trading by executives in its equity securities. The Company did not have any trading windows in 2013.

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

Clawback Policy

The Company enhanced its clawback policy in 2013 to make it broader than the Sarbanes-Oxley requirements. The definition of covered employee has been expanded beyond the CEO and CFO and includes the entire executive team, individuals who provide certifications to the CEO and CFO for regulatory filings, LTIP participants and individuals in other key roles as determined by the Board of Directors. The policy allows the Board of Directors greater discretion in the use of clawbacks, such that the Compensation Committee determines when to apply the clawback, how to apply it, and to whom. The policy provides the Compensation Committee with the ability to claw back compensation under a wide range of circumstances, including fraud, misconduct, financial restatement, and the restatement of performance results. We believe this better aligns with shareholder interests by allowing the recovery of compensation overpayments that were based upon results that are later found to have been inaccurate. We also believe the new policy protects the Company in the event of a restatement while maintaining the integrity of the compensation program by being fair to those executives not directly involved in any misstatement.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) may require us to adopt a broader, less discretionary policy.

When the SEC and NYSE provide mandatory guidance to implement the Dodd-Frank clawback requirement, the Board will consider the guidance and make revisions to our policy as necessary.

Tax and Accounting Considerations

Internal Revenue Code section 162(m) disallows a tax deduction to public corporations for compensation over $1 million paid to certain NEOs. However, performance-based compensation is exempt from the deduction limit if certain requirements are met. The Compensation Committee intends to structure certain compensation to take advantage of this exemption under Internal Revenue Code section 162(m), as appropriate, in light of its compensation objectives. However, the Compensation Committee may elect to provide compensation outside those requirements when necessary to achieve its compensation objectives. Our 2013 annual incentive plans were designed in a manner to allow the Compensation Committee to award compensation intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). However, the Grant A award will not qualify as performance-based compensation exempt from Section 162(m) because it was granted in mid-2014 following the filing of the Company’s 2012 Form 10-K on April 1, 2014.

Internal Revenue Code section 409A imposes certain requirements on deferred compensation. If these requirements are not met, employees may be subject to an additional income tax and interest penalties. It is our intent that our non-qualified deferred compensation plans and other compensation covered by Internal Revenue Code section 409A be operated and administered to meet these requirements.

Accounting considerations also play a role in designing the compensation programs made available to our NEOs. Principal among these is Financial Accounting Standards Board Statement of Financial Accounting Standards Codification Topic No. 718, Compensation - Stock Compensation (“ASC 718”), which addresses the accounting treatment of certain equity-based compensation. The Compensation Committee regularly considers the accounting implications of our long-term incentive awards, including the variable accounting treatment of the current program.

REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee has submitted the following report for inclusion in this Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K with management. Based on our review and discussion with management, we have recommended to the Board that Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.

The report is submitted as of July 30, 2014 by the following directors, who constitute the Compensation Committee:

Sanford Cloud, Jr., Esq., Chair
Arthur P. Byrne
Ann Maynard Gray
Arthur F. Weinbach

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during 2013 or as of the date of this Form 10-K is or has been an officer or employee of the Company and no executive officer of the Company served on the Compensation Committee or board of any company that employed any member of the Compensation Committee or Board.

RISK ASSESSMENT
On an annual basis, we conduct a risk assessment of our compensation policies and practices in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking. Based upon the assessment conducted, we have concluded that our compensation program does not motivate imprudent risk taking and that any risks involved in compensation are not reasonably likely to have a material adverse effect on the Company. Included in the analysis were such factors as the behaviors being induced by our fixed and variable pay components, the balance of annual and long-term performance goals in our incentive compensation system, the established limits on permissible incentive award levels, the oversight of the Compensation Committee in the operation of our incentive plans and the high level of Board involvement in approving material transactions and providing governance over the Company’s affairs. Management presented the results of this assessment to the Compensation Committee for its review as part of its obligation to oversee our compensation risk assessment process. Due to the Restatement and resulting lack of U.S. GAAP information, the rollout of the annual and long-term incentive plans for 2013 was delayed. The risk assessment was conducted after these plans were rolled out.

EXECUTIVE COMPENSATION

Summary Compensation Table

This table summarizes the total compensation paid or earned by the NEOs for the fiscal years ended December 31, 2011, 2012, and 2013. The table reflects total compensation paid or earned beginning in the later of the fiscal year ended December 31, 2011 or the year an individual first became a CEO, CFO or NEO.

Name and Principal Position (a)	Year (b)	Salary(1) (c)	Bonus (d)	Stock Awards(2) (e)	Option Awards (2) (f)	Non-Equity Incentive Plan Compensation(3) (g)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4) (h)	All Other Compensation(5) (i)	Total (j)
James D. Wehr President and Chief Executive Officer	2013	$700,000	—	--(6)	—	203,000	—	$68,095	$971,095
	2012	700,000	—	1,400,000(7)	—	264,600	478,886	88,208	2,931,694
	2011	691,667	—	2,000,000(8)	—	1,001,000	993,974	81,063	4,767,704
Bonnie J. Malley Executive Vice President, Chief Financial Officer and Treasurer(9)	2013	385,000	—	--(6)	—	97,150	—	34,650	516,800
	2012	363,125	—	250,000(7)	—	192,780	304,167	45,290	1,155,362
Edward W. Cassidy Executive Vice President, Distribution	2013	410,000	—	--(6)	—	736,651(11)	—	24,600	1,171,251
	2012	410,000	—	280,000(10)	—	592,600(11)	28,803	24,600	1,336,003
	2011	410,000	—	280,000(10)	—	249,764(11)	30,220	20,130	990,114
Peter A. Hofmann Executive Vice President, Strategy and Business Development	2013	425,000	—	--(6)	—	101,500	—	31,875	558,375
	2012	425,000	—	340,000(7)	—	53,550	109,384	46,750	974,684
	2011	425,000	—	340,000(8)	—	607,750	397,123	36,806	1,806,679
Christopher M. Wilkos Executive Vice President and Chief Investment Officer	2013	385,000	—	--(6)	—	353,425	—	34,650	773,075
	2012	370,000	—	333,000(7)	—	395,937	140,338	40,813	1,280,088
	2011	367,500	—	330,000(8)	—	502,830	186,043	36,751	1,423,124
John V. LaGrasse Former Executive Vice President, Alternative Retirement Solutions(12)	2013	308,333	—	--(6)	—	48,333	—	238,626	595,292

(1)
Figures are shown for the year earned, and have not been reduced for deferrals. For 2013, each of the NEOs elected to defer a portion of their salary until following termination of employment or, in certain circumstances, such earlier specified date elected by the NEO: Mr. Wehr deferred $90,500, Ms. Malley deferred $39,200, Mr. Cassidy deferred $28,700, Mr. Wilkos deferred $36,350, Mr. Hofmann deferred $45,450, and Mr. LaGrasse deferred $34,582.

(2)
Represents the grant date fair market value for respective years for all stock-based awards/stock option awards granted to NEOs as calculated pursuant to ASC 718, excluding the effect of estimated forfeitures. The assumptions used for determining this value are stated in Note 17 of the Company’s financial statements included in this Form 10-K and the 2012 Form 10-K Note 18.

(3)
Represents the cash-based incentive earned under The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers for the applicable performance year, paid in March of the following year except for the 2012 annual incentive which was paid in April 2014 and reflected on the 2012 line, and the 2013 annual incentive which is scheduled to be paid in August 2014 and reflected on the 2013 line, as described under Annual Incentives.

(4)
Represents the increase in the actuarial value of accumulated pension benefits accrued during the year. For 2013, 2012, and 2011, this represents the change in value between December 31, 2012 and December 31, 2013; December 31, 2011 and December 31, 2012; and December 31, 2010 and December 31, 2011, respectively; determined using where applicable, the discount rates disclosed in the Form 10-K for those years and based on the other actuarial assumptions described in Note 2 to the Pension Benefits table for each applicable year. These benefit accruals pertain solely to benefits accrued under the Company’s pension plans and exclude all account-based plans that NEOs may participate in, such as The Phoenix Companies, Inc. Savings and Investment Plan and The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan. Since the pension plans were frozen on March 31, 2010, the primary driver of the 2013 change in value was the updated mortality projection scale, and associated increase in discount rates from 2012 to 2013. The actual change in pension values for 2013 was negative for all NEOs: Mr. Wehr’s reduction was $528,878, Ms. Malley’s reduction was $274,452, Mr. Cassidy’s reduction was $36,128, Mr. Wilkos’s reduction was $136,709, Mr. Hofmann’s reduction was $99,262, and Mr. LaGrasse’s reduction was $40,058.

(5)	All Other Compensation sub-table:

Name	Year	Company Contributions to 401(k) Plan and Excess Investment Plan	Reimbursement for Financial Planning and Tax Services	Anniversary Award	Severance	Value of Director Life Insurance Premiums paid by the Company	Total
James D. Wehr	2013	$63,000	$3,000	$—	$—	$2,095	$68,095
	2012	87,208	1,000	—	—	—	88,208
	2011	79,313	1,000	750	—	—	81,063
Bonnie J. Malley	2013	34,650	—	—	—	—	34,650
	2012	45,290	—	—	—	—	45,290
Edward W. Cassidy	2013	24,600	—	—	—	—	24,600
	2012	24,600	—	—	—	—	24,600
	2011	20,030	—	100	—	—	20,130
Peter A. Hofmann	2013	31,875	—	—	—	—	31,875
	2012	46,750	—	—	—	—	46,750
	2011	36,656	—	150	—	—	36,806
Christopher M. Wilkos	2013	34,650	—	—	—	—	34,650
	2012	40,613	—	200	—	—	40,813
	2011	36,751	—	—	—	—	36,751
John V. LaGrasse	2013	13,418	—	—	225,208	—	238,626

(6)	No long-term awards were granted in 2013.

(7)
Represents cash-based awards at target subject to a stock price modifier associated with the 2012-2014 LTIP cycle. The awards were subject to achievement of performance measures that covered 2012 and 2013, and an additional one-year vesting requirement. Grant date fair value awards at target and actual results (the cycle will not have a payout) are as follows:

Name	Potential Awards at Target	Actual Awards Earned
James D. Wehr	$1,400,000	$0
Bonnie J. Malley	250,000	0
Edward W. Cassidy	280,000	0
Peter A. Hofmann	340,000	0
Christopher M. Wilkos	333,000	0

(8)
Represents cash-based awards at target subject to a stock price modifier associated with the 2011-2013 LTIP cycle. The stock price modifier beginning date for the measurement period is different for Mr. Wehr versus all other NEOs. Mr. Wehr’s beginning date is March 2, 2011, whereas the beginning date for all other NEOs is February 11, 2011.The awards were subject to achievement of 2011 performance measures and an additional two-year vesting requirement. Mr. Wehr’s award also included a one-time RSU portion, which was not subject to the stock price modifier.

Name	Potential Awards at Target	Actual Awards Earned
James D. Wehr	$2,000,000	$2,728,318
Bonnie J. Malley	250,000	340,875
Edward W. Cassidy	280,000	381,780
Peter A. Hofmann	340,000	463,590
Christopher M. Wilkos	330,000	449,955

(9)
Ms. Malley was promoted to Executive Vice President and Chief Financial Officer of the Company, effective November 15, 2012. Pursuant to instruction (4) to Item 402(a)(3), Ms. Malley’s information is only being reflected for 2013 and 2012, even though she was an NEO in 2011. Ms. Malley was not the CFO in 2011.

(10)
Includes shares of restricted stock of Saybrus Partners, Inc., a majority owned subsidiary of the Company, granted under the Saybrus Partners, Inc. 2010 Equity Incentive Plan. In 2012 and 2011, Mr. Cassidy received shares valued at $0.

(11)
Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan and additional incentives based on specific sales and profitability measures related to the Saybrus business segment. The Saybrus 2013 sales incentive payment was $385,025, which was paid in 2013 and 2014 in the normal course. Mr. Cassidy will receive $200,000 in 2014, an incentive based on the Phoenix 2013 annuity contribution profitability ratio. The Saybrus Profit Sharing Plan made a preliminary payout for 2013 of $75,813 in 2014, and will make an additional payout for this plan of $75,813 in 2014.

(12)
Mr. LaGrasse left the Company effective October 31, 2013. As a result, he received $225,208 as severance, and $161,361 (his pro-rata portion) from the 2011-2013 LTIP cycle. Mr. LaGrasse will also receive a pro-rata 2013 annual incentive totaling $48,333. Since the 2012-2014 LTIP cycle will not pay out any award, his share of that award is $0.

Salary and Incentives as a Percentage of Total Compensation

In 2013, the proportion of salary and incentives reflected in columns (c) through (g) of the Summary Compensation Table to total compensation as reflected in column (j) of that table ranged from 60% to 96%. For 2012, it ranged from 52% to 96%. For 2011, it ranged from 69% to 92%.

Grants of Plan-Based Awards

The following table supplements the information provided in the Summary Compensation Table concerning 2013 awards granted to NEOs, including the range of compensation opportunities under our 2013 annual incentive plans if specified pre-determined performance goals are met.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (i)	All Other Option Awards: Number of Securities Underlying Options (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
Name (a)	Grant Date (Equity)(b)	Approval Date (Equity)	Threshold (c)	Target (d)	Maximum (e)	Threshold (# of shares) (f)	Target (# of shares) (g)	Maximum (# of shares) (h)
James D. Wehr			$350,000	$700,000	$1,050,000	—	—	—	—	—	—	—
Bonnie J. Malley			167,500	335,000	502,500	—	—	—	—	—	—	—
Edward W. Cassidy			N/A(2)	604,845(2)	N/A(2)	—	—	—	—	—	—	—
			50,000	100,000(3)	200,000
Peter A. Hofmann			175,000	350,000	525,000	—	—	—	—	—	—	—
Christopher M. Wilkos			167,500	335,000(4)	586,250	—	—	—	—	—	—	—
John V. LaGrasse(5)			100,000	200,000	300,000	—	—	—	—	—	—	—

(1)
Except as otherwise noted below, the data for each NEO represents the incentives under the Annual Incentive Plan for Executive Officers for the 2013 performance period, as described in Performance Incentive Plan. Awards under this plan are funded when the Company meets established performance thresholds. Actual amounts payable in respect of these awards are included in column (g) of the Summary Compensation Table.

(2)	Represents Mr. Cassidy’s participation in the Saybrus Partners, Inc. Profit Sharing Plan and sales-based commissions. These awards have no threshold or maximum assigned.

(3)	Represents Mr. Cassidy’s participation in incentives related to profitability measures.

(4)
As described in the Investment Incentive Plan section, 50% of Mr. Wilkos’ annual incentive award for 2013 was determined under the 2013 Investment Incentive Plan and the remaining 50% was determined under the PIP.

(5)	Mr. LaGrasse left the Company on October 31, 2013. As a result, his award will be adjusted for his service proration.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

The annual incentive awards for NEOs are provided under The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers. The Annual Incentive Plan for Executive Officers is designed to accomplish the objectives described under Annual Incentives, and allows us to structure awards in a manner intended to maximize our tax deductions on performance-based pay, if desirable, as described under Tax and Accounting Considerations. To accomplish each of these objectives, maximum awards for each NEO must be first determined formulaically as provided in the plan, and then may be reduced to any amount, including zero, based on any factor(s) deemed appropriate by the Compensation Committee. In 2013, the maximum payout opportunity for NEOs was 125% of target.

See the 2013 annual incentive financial goals and results under Annual Incentives in the CD&A.

Stock Option Plan

In 2001, the Compensation Committee adopted The Phoenix Companies, Inc. Stock Incentive Plan to align the interests of our NEOs and other employees with those of shareholders. This plan allows the Compensation Committee to grant incentive stock options (“ISOs”), which qualify for certain tax advantages as provided under Internal Revenue Code section 422, and non-statutory stock options for the purchase of Common Stock to our employees. Depending on the Company’s incentive design for a given year, stock options may be used as part of the Company’s long-term incentive program. We may also use stock option awards to recognize promotions, to reward significant individual contributions or extraordinary efforts that may not be reflected in other incentive plan awards and as part of employment offers for certain positions.

When awarded, all options are granted at the grant date fair market value of our Common Stock on the date the award is approved or, if later, effective. Generally, all awards have been subject to a three-year graded vesting schedule, and recipients have a maximum of 10 years to exercise the option. Upon termination of employment, stock options generally must be exercised within 30 days following termination of employment. In cases of termination due to death, disability or retirement under the Employee Pension Plan, as described in the notes and narrative to the Pension Benefits table, options must be exercised at the earlier of five years from the date of termination of employment or the option’s expiration date. For termination of employment in connection with a qualifying business disposal or divestiture, the Compensation Committee may allow options to be exercised within three years from the date of termination of employment or divestiture. In the case of terminations due to cause, all outstanding options expire immediately. In 2013, the Company did not grant stock option awards as part of its long-term incentive program because sufficient shares were not available.

Restricted Stock Unit Plan

In 2003, shareholders approved The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit, and Long-Term Incentive Plan to align the interests of our NEOs and other employees with those of shareholders. The plan allows the Compensation Committee to grant both performance-based incentive awards and service-vested awards. The type of awards granted to NEOs in a given year is determined based on the Company’s compensation philosophy and strategy. In 2013, the Company did not grant restricted stock unit awards as part of its long-term incentive program because sufficient shares were not available.

Saybrus Partners, Inc. 2010 Equity Incentive Plan

The Saybrus Partners, Inc. 2010 Equity Incentive Plan is designed to aid Saybrus in attracting and retaining key employees and to more directly align the employees with the success of Saybrus. The plan allows the Saybrus Board to grant both performance-based incentive awards and service-based awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and non-vested RSU awards held by the NEOs as of December 31, 2013.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Grant Date (f)	Option Expiration Date (g)	Number of Shares or Units of Stock That Have Not Vested(1) (h)	Market Value of Shares or Units of Stock That Have Not Vested(2) (i)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (j)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) (k)
James D. Wehr	3,433	—	—	$56.80	3/8/2010	3/8/2020	—	—	17,024(4)	$1,045,261
	2,175	—	—	196.80	2/13/2008	2/13/2018	—	—	—	—
	1,741	—	—	222.80	2/3/2005	2/3/2015	—	—	—	—
	—	—	12,500(3)	37.00	5/15/2009	5/15/2014	—	—	—	—
	1,740	—	—	211.20	1/2/2004	1/2/2014	—	—	—	—
Bonnie J. Malley	566	—	—	$56.80	3/8/2010	3/8/2020	—	—	—	—
	1,946	—	—	196.80	2/13/2008	2/13/2018	—	—	—	—
	1,450	—	—	250.80	2/8/2007	2/8/2017	—	—	—	—
	1,160	—	—	250.00	2/2/2006	2/2/2016	—	—	—	—
	1,450	—	—	211.20	1/2/2004	1/2/2014	—	—	—	—
Edward W. Cassidy	740	—	—	$56.80	3/8/2010	3/8/2020	4,000(5)	$0(6)	4,000(5)	$0(6)
	1,450	—	—	190.60	3/5/2008	3/5/2018	1,667(7)	$0(6)	—	—
	2,998	—	—	196.80	2/13/2008	2/13/2018	—	—	—	—
	870	—	—	250.80	2/8/2007	2/8/2017	—	—	—	—
Peter A. Hofmann	786	—	—	$56.80	3/8/2010	3/8/2020	—	—	—	—
	2,702	—	—	196.80	2/13/2008	2/13/2018	—	—	—	—
	1,450	—	—	250.80	2/8/2007	2/8/2017	—	—	—	—
	2,030	—	—	215.60	4/29/2004	4/29/2014	—	—	—	—
Christopher M. Wilkos	832	—	—	$56.80	3/8/2010	3/8/2020	—	—	—	—
	1,374	—	—	196.80	2/13/2008	2/13/2018	—	—	—	—
John V. LaGrasse	—	—	—	—	—	—	—	—	—	—

(1)
These figures, which are rounded to the nearest whole number, represent the number of RSUs or restricted stock awards (“RSAs”) earned at actual performance relative to the performance target established for each award. Each RSU is convertible into one share of our Common Stock; each RSA is convertible into one share of Saybrus Restricted Stock. Under the terms of the Company’s share ownership and retention guidelines, participants are required to retain a fixed percentage of Common Stock underlying these RSUs.

(2)	Based on the December 31, 2013 closing price of our Common Stock of $61.40.

(3)
Represents the grant of performance-based stock options in connection with Mr. Wehr’s appointment to President and CEO in April 2009. These options will vest upon the achievement of the established performance criteria. The exercise price is the closing price of the Company stock on May 15, 2009, adjusted for the reverse stock split. As the performance condition was not met by May 15, 2014, the award was forfeited.

(4)	Represents a special one-time grant of RSUs subject to the performance criteria of the 2011-2013 LTIP cycle, but not subject to its stock price modifier.

(5)
Represents the grant of Restricted Stock Awards in connection with the Saybrus Partners, Inc. 2012-2014 LTIP cycle, described in Long-Term Incentives. Half vested on March 15, 2014, and the remaining half will vest on March 15, 2015.

(6)	Based on the December 31, 2013 price of $0.00 for each share of Saybrus Partners, Inc. Restricted Stock.

(7)	Represents a one-time grant of Saybrus Restricted Stock Award to Mr. Cassidy awarded March 31, 2011. These Restricted Stock Awards vested on March 15, 2014.

Option Exercises and Stock Vested

The following table sets forth information concerning the vesting of RSUs that occurred during 2013. None of the NEOs exercised any stock options in 2013.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting(1) (d)	Value Realized on Vesting(2) (e)
James D. Wehr	—	—	19,689	$530,419
Bonnie J. Malley	—	—	3,244	87,397
Edward W. Cassidy	—	—	4,241(1)	114,245(2)
	—	—	2,950(3)	0(4)
Peter A. Hofmann	—	—	4,506	121,384
Christopher M. Wilkos	—	—	4,771	128,524
John V. LaGrasse	—	—	2,991	81,112

(1)
These figures, which are rounded to the nearest whole number, represent the number of RSUs which vested in 2013 prior to any reduction for tax withholding. These RSUs were granted on March 8, 2010 in connection with the Company’s 2010-2012 LTIP. Each RSU was converted into one share of our Common Stock. Under the terms of the Company’s share ownership and retention guidelines, participants are required to retain a fixed percentage of Common Stock underlying these RSUs.

(2)	Represents the market value of the RSUs based on the closing price of our Common Stock on the vesting date.

(3)	Represents the grant of Saybrus Partners, Inc. RSAs in connection with the 2010-2012 LTIP cycle described in Long-Term Incentives. These vested on March 15, 2013.

(4)	Represents the market value of the RSAs on the vesting date.

Pension Benefits

The following table sets forth information concerning NEO pension benefits. The table reflects the present value of the accumulated pension benefits that each NEO earned between his or her respective hire date and December 31, 2013. Benefit accruals were frozen in the Employee Pension Plan and SERPs as of March 31, 2010. Although these figures illustrate the value of these benefits as if they were to be paid in the form of a lump sum payment, actual benefits will be paid in the form of an annuity or, effective January 1, 2009 for SERP benefits, the present value in three annual installments at the applicable commencement date following termination of employment. However, NEOs may elect to receive the portion of the pension benefit payable under the pension equity formula in a lump sum. Additional information concerning these benefits may be found in the narrative that accompanies this table.

Name	Plan Name (b)	Number of Years Credited Service(1) (c)	Present Value of Accumulated Benefit(2) (d)	Payments During Last Fiscal Year (e)
James D. Wehr	Employee Pension Plan
	Pension Equity Formula	2.75	$89,705	—
	Formula Prior to July 1, 2007	22.83	1,222,200	—
	Total Employee Pension Plan Benefit	25.58	$1,311,905	—
	SERP
	Pension Equity Formula	2.75	$314,301	—
	Formula Prior to July 1, 2007	25.83(3)	6,621,112	—
	Total SERP Benefit	28.58	$6,935,413	—
Bonnie J. Malley	Employee Pension Plan
	Pension Equity Formula	2.75	$89,705	—
	Formula Prior to July 1, 2007	22.42	1,066,623	—
	Total Employee Pension Plan Benefit	25.17	$1,156,328	—
	SERP
	Pension Equity Formula	2.75	$116,663	—
	Formula Prior to July 1, 2007	22.42	1,833,697	—
	Total SERP Benefit	25.17	$1,950,360	—
Edward W. Cassidy	Employee Pension Plan
	Pension Equity Formula	2.75	$12,749	—
	Formula Prior to July 1, 2007	1.25	36,713	—
	Total Employee Pension Plan Benefit	4.00	$49,462	—
	SERP
	Pension Equity Formula	2.75	$31,201	—
	Formula Prior to July 1, 2007	1.25	112,101	—
	Total SERP Benefit	4.00	$143,302	—
Peter A. Hofmann	Employee Pension Plan
	Pension Equity Formula	2.75	$25,630	—
	Formula Prior to July 1, 2007	6.42	322,219	—
	Total Employee Pension Plan Benefit	9.17	$347,849	—
	SERP
	Pension Equity Formula	2.75	$32,822	—
	Formula Prior to July 1, 2007	6.42	653,973	—
	Total SERP Benefit	9.17	$686,795	—
Christopher M. Wilkos	Employee Pension Plan
	Pension Equity Formula	2.75	$36,115	—
	Formula Prior to July 1, 2007	10.33	538,607	—
	Total Employee Pension Plan Benefit	13.08	$574,722	—
	SERP
	Pension Equity Formula	2.75	$53,158	—
	Formula Prior to July 1, 2007	10.33	869,719	—
	Total SERP Benefit	13.08	$922,877	—
John V. LaGrasse	Employee Pension Plan
	Pension Equity Formula	2.75	$13,797	—
	Formula Prior to July 1, 2007	2.67	135,861	—
	Total Employee Pension Plan Benefit	5.42	$149,658	—
	SERP
	Pension Equity Formula	2.75	$17,117	—
	Formula Prior to July 1, 2007	2.67	$255,419	—
	Total SERP Benefit	5.42	$272,536	—

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

(2)
With respect to the benefits from the formula in effect prior to July 1, 2007, the Present Value of Accumulated Benefit determined as of December 31, 2013 (March 31, 2010 frozen accrued benefit) is the greater of the present value of the accrued benefit deferred to normal retirement age and the present value of the accrued benefit deferred to early retirement age using the following assumptions for all NEOs: discount rate (without cost of living adjustment, or “COLA”) of 4.84% and 4.69% for the Employee Pension Plan and SERP, respectively; mortality table is the RP2000 projected to 2020 Using Scale BB; postretirement COLA of 1.00%; if the years of vesting service is equal to or greater than 10 as of December 31, 2013, the normal retirement age is 62 and the early retirement age is 55, but if the years of vesting service is less than 10 as of December 31, 2013, the normal retirement age is 65 and there is no early retirement age.

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

Employee Pension Plan

The Employee Pension Plan provided benefits based on its formulas up to the amount allowed under the Internal Revenue Code. The Employee Pension Plan is funded with assets held in a trust. Normal retirement age is 62 with 10 years of vesting service or age 65 with at least five years of participation. As of December 31, 2013, Messrs. Wehr, Hofmann and Wilkos were eligible for early retirement under the plan (age 55 with at least 10 years of vesting service). Unless an optional form of benefit payment is elected, the normal form of benefit is a 50% joint and survivor annuity for married participants and a single life annuity for other participants.

The Employee Pension Plan was redesigned to include pension equity accruals after June 30, 2007, for all participants except grandfathered participants. None of the current NEOs were grandfathered.

Pension Equity Formula

The pension equity formula applies to all eligible non-grandfathered employees, grandfathered employees who elected the pension equity formula effective July 1, 2007 and eligible new hires after June 30, 2007 and before April 1, 2010.The pension equity formula expresses an employee’s benefit as a lump sum amount that is equal to the product of the accumulated annual credit percentages (tiered by years of service) times final average earnings (highest five consecutive years of earnings out of the last 10 years) prior to April 1, 2010. The definition of earnings is based on base salary plus eligible incentives, rather than base salary under the formula prior to July 1, 2007. The tiered annual credit percentages table is as follows:

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

Traditional Formula (Formula Prior to July 1, 2007)

The annual normal retirement benefit is generally a function of years of service and compensation, i.e., 2% of final average earnings (average of last three consecutive years of base salary) prior to April 1, 2010 times years of benefit accrual service up to 25, plus 1% times final average earnings times years of benefit accrual service over 25 (up to 10 years), minus 2% times participant’s projected primary insurance amount (Social Security benefit payable at Social Security retirement age) times years of benefit accrual service (up to 25). No more than 50% of normal retirement benefit is offset by Social Security.

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

Pension Equity Formula

Retirement benefits are based on the pension equity formula contained in the Employee Pension Plan, described in the preceding section, and are expressed as a lump sum amount that is equal to the product of the accumulated annual credit percentages (tiered by years of service) times final average earnings (highest five consecutive years of earnings out of the last 10 years) prior to April 1, 2010, without the Internal Revenue Code limitations/exclusions noted in the preceding paragraph. The definition of earnings is based on base salary plus eligible incentives.

Traditional Formula (Formula Prior to July 1, 2007)

Retirement benefits are based on the final pay formula in effect prior to July 1, 2007 under the Employee Pension Plan, described in the preceding section, and are a function of years of service and final average compensation, without the Internal Revenue Code limitations/exclusions noted in the Employee Pension Plan. The definition of earnings includes amounts payable under designated incentive programs that are excluded from the calculation of benefits under the Employee Pension Plan; and the final average earnings determination for these incentives is based on the average of any three full calendar years within the last seven consecutive full calendar years prior to April 1, 2010 that produce the highest average.

Non-Qualified Deferred Compensation

The following table sets forth information concerning NEO participation in deferred compensation plans, excluding the 401(k) Plan. The table includes 2013 compensation deferrals, Company contributions, earnings, withdrawal activity, total balances as of December 31, 2013 for cash deferrals and the portion of the aggregate balances as of December 31, 2013 that have been reported in prior years’ Summary Compensation Tables (“SCTs”).

Name (a)	Deferral Type (b)	Executive Contributions in 2013(1) (c)	Company Contributions in 2013(2) (d)	Aggregate Earnings in 2013(3) (e)	Aggregate Withdrawals/ Distributions (f)	Aggregate Balance as of December 31, 2013 (g)	Portion of Aggregate Balance at December 31, 2013 Reported in Prior SCTs(h)
James D. Wehr	Excess Investment Plan	$67,500	$40,050	$85,662	$—	$844,674	$608,762
Bonnie J. Malley	Excess Investment Plan	16,200	11,700	37,712	—	191,259	54,971
Edward W. Cassidy	Excess Investment Plan	11,200	9,300	55,413	—	319,068	53,850
	Deferred RSUs	—	—	20,710	—	34,677	—
	Deferred Dividend Equivalents	—	—	58	—	5,557	—
Peter A. Hofmann	Excess Investment Plan	12,250	12,750	21,694	—	225,673	134,950
Christopher M. Wilkos	Excess Investment Plan	25,550	22,890	173,907	—	683,189	65,023
John V. LaGrasse	Excess Investment Plan	11,582	6,018	26,172	—	285,466	—
Total		$144,282	$102,708	$421,328	$—	$2,589,563	$917,556

(1)
Except as noted otherwise, these figures represent voluntary deferrals of 2013 salary into the Excess Investment Plan as described in the following narrative. The corresponding salary figures in the Summary Compensation Table include these deferral amounts.

(2)	These figures represent the 2013 non-qualified Company matching contributions made in the Excess Investment Plan and reported in the All Other Compensation column of the Summary Compensation Table.

(3)
Represents the change in account value between December 31, 2012 and December 31, 2013, less any executive or Company contributions, plus any account distributions. With respect to deferred RSUs, these figures reflect the change in account value attributable to appreciation/depreciation in our Common Stock price. With respect to deferred dividend equivalents, these figures reflect the dividend equivalents attributable to deferred RSUs and the value of interest credits paid thereon.

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan

Certain of our employees, including our NEOs, can elect to defer up to 60% of their base pay. Base pay deferrals commence when year-to-date base pay exceeds the Internal Revenue Code limitation on qualified plan compensation, which was $255,000 in 2013. With respect to base pay deferrals only, we make a corresponding Company match credit using the same formula as provided in our 401(k) Plan. For the NEOs, they are eligible for a Company match contribution in the 401(k) Plan and Excess Investment Plan, based on tiered years of service as described in the following table:

Years of Service on January 1	Company Match Formula for All NEOs	Maximum Company Match Rate as a Percentage of Base Pay
Up to 4 years	100% on first 3% of pay saved; 50% on next 3%	4.5%
5 to 9 years	100% on first 6% of pay saved	6.0%
10 to 14 years	100% on first 3% of pay saved; 150% on next 3%	7.5%
15 years or more	150% on first 6% of pay saved	9.0%

Based on these schedules, the maximum Company match rate for 2013, as a percentage of base pay for our NEOs, was:

Name	Maximum Company Match Rate
James D. Wehr	9.0%
Bonnie J. Malley	9.0%
Edward W. Cassidy	6.0%
Peter A. Hofmann	7.5%
Christopher M. Wilkos	9.0%
John V. LaGrasse	6.0%

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

The following table sets forth the list of the mutual fund choices under the Excess Investment Plan and each fund’s total return for 2013.

Name of Fund	2013 Total Return Percentage (1)	Name of Fund	2013 Total Return Percentage (1)
Allianz NFJ Small Cap Value Fund Institutional Class	32.06%	Fidelity Freedom K® 2050 Fund	22.08%
American Beacon Short Term Bond Fund Institutional Class	0.51%	Fidelity Freedom K® 2055 Fund	22.78%
American Beacon Stephens Small Cap Growth Fund Institutional Class	42.93%	Fidelity Freedom K® Income Fund	4.60%
American Funds EuroPacific Growth Fund Class R-6	20.58%	Fidelity® Contrafund® - Class K	34.30%
American Funds New Perspective Fund Class R-6	27.23%	Fidelity® Growth Company Fund - Class K	37.76%
Artisan Mid Cap Fund Institutional Class	37.74%	Fidelity® Low-Priced Stock Fund - Class K	34.45%
Fidelity Freedom K® 2000 Fund	4.56%	Fidelity® Money Market Trust Retirement Money Market Portfolio	0.01%
Fidelity Freedom K® 2005 Fund	8.15%	MFS Value Fund Class R4	35.81%
Fidelity Freedom K® 2010 Fund	11.20%	Spartan® 500 Index – Institutional Class	32.35%
Fidelity Freedom K® 2015 Fund	11.96%	Spartan® U.S. Bond Index Fund – Fidelity Advantage Class	(2.24)%
Fidelity Freedom K® 2020 Fund	13.35%	Virtus Mid-Cap Value Fund Class A	31.59%
Fidelity Freedom K® 2025 Fund	16.65%	Virtus Real Estate Securities Fund Class I	0.45%
Fidelity Freedom K® 2030 Fund	18.21%	Virtus Multi-Sector Short Term Bond Fund Class I	1.76%
Fidelity Freedom K® 2035 Fund	20.86%	Virtus Mid-Cap Value Fund Class I	31.59%
Fidelity Freedom K® 2040 Fund	21.25%	Virtus Multi-Sector Fixed Income Fund Class I	2.43%
Fidelity Freedom K® 2045 Fund	21.84%

(1)	Total return includes change in share value and reinvestment of dividends and capital gains, if any.

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

RSU Deferrals

Certain employees of the Company, including the NEOs, may elect to defer up to 100% of their equity LTIP awards, and other RSU awards until following termination of employment or such earlier specified date elected by the participant, if the deferral opportunity is offered by the Company. Participants do not have any voting rights with respect to deferred RSUs. Voting rights become applicable only when the RSUs convert to Common Stock following termination of employment or in the event the Company chooses to hedge its RSU obligations by holding Common Stock in a Rabbi trust subject to the claims of creditors in certain circumstances. Deferred RSUs were credited with dividend equivalents, which are equal to the cash dividends that the Company may have paid on its Common Stock, multiplied by the number of shares of Common Stock underlying each deferred RSU. Dividend equivalents were credited to a book entry account on behalf of participants. These dividend equivalents accrued interest credits at a rate determined and updated each August 1, based on the mid-term applicable federal rate (as determined under Internal Revenue Code section 1274(d)) as published by the Internal Revenue Service for the immediately preceding month. Accumulated dividend equivalents and the corresponding interest credits are paid at the same time that the underlying RSUs convert to Common Stock. We have stopped crediting dividend equivalents and interest to new RSU deferrals. All RSUs, dividend equivalents, and interest credits under this program are unfunded general obligations of the Company, for which the Company, at its discretion, may hedge in full or in part by making contributions to a Rabbi trust subject to the claims of our creditors in certain circumstances.

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

In 2011, the Company conducted a comprehensive review of its Change-in-Control Agreements that were effective in 2012 and 2013. The results of the review are set forth in Change-in-Control Agreements. The 2012-2013 agreements expired on December 31, 2013 and have been replaced by new agreements effective January 1, 2014 with substantially similar terms.

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

Change-In-Control Agreements

The protections provided under the agreements can only be triggered by termination of employment either (i) by the Company for reasons other than death, disability (as defined in the agreements), Cause or retirement, or (ii) by the executive for good reason, provided such termination occurs following, or is effectively connected with, the occurrence of a Change-in-Control. These agreements each have an initial term of two years with provisions for automatic renewals for successive one-year periods, unless either party provides to the other party written notice at least 60 days prior to the end of the initial term or any renewal term that the Company or NEO does not want the term so extended. These agreements do not provide any participant with the right to receive a tax gross-up in respect of any parachute payments.

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

The 2012-2013 agreements expired on December 31, 2013 and have been replaced by new agreements effective January 1, 2014 with substantially similar terms.

Executive Severance Allowance Plans

Effective January 1, 2009, The Phoenix Companies, Inc. Executive Severance Allowance Plan (“Phoenix Executive Severance Allowance Plan”) was amended and restated. The Phoenix Executive Severance Allowance Plan is available to all Company officers at the level of senior vice president or higher (including Messrs. Wehr, Wilkos, Hofmann and Ms. Malley), and for any other employee the CEO determines to be integral to the formulation or execution of our business strategy. Mr. Cassidy is a participant in the Saybrus Partners, Inc. Executive Severance Allowance Plan (“Saybrus Executive Severance Plan”), effective January 1, 2010, which is described below.

In 2013, if an NEO, except for Mr. Cassidy, was involuntarily terminated, subject to certain exceptions, the NEO would have been eligible to receive (i) a payment equal to between 75% and 150%, determined based on years of service, of the NEO’s severance base amount, where the “severance base amount” is defined as the NEO’s base salary and the average of the last two annual incentive awards already paid as of the termination date, paid in the form of a lump sum payment or in installments, in each case commencing as soon as practicable following separation from service; (ii) a pro-rata portion of the annual incentive awards earned for the fiscal year in which he separated from service to be paid no later than March 15 of the calendar year following separation from service; (iii) outplacement services; and (iv) continued active participant rates in the medical and dental plans for 12 months of the COBRA continuation period, if the executive elects coverage under COBRA.

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

Benefits are paid from the Company’s or Saybrus’ general assets, as applicable, and are conditioned on a number of factors, including covenants within the terms of the plans and the signing of an agreement containing certain covenants (described below) and a release of claims against the Company or Saybrus, as applicable. The plans condition receipt of benefits on (i) refraining from interfering with ongoing operations and making disparaging remarks concerning the Company or Saybrus, as applicable, its representatives, agents and employees; (ii) refraining from solicitation of employees, agents, representatives and/or clients of the Company or Saybrus, as applicable; (iii) returning all Company or Saybrus property, as applicable; and (iv) complying with maintaining the confidentiality of confidential and proprietary information. Failure to comply with any of these covenants/conditions will cause immediate cessation of all payments under the plan and the executive must immediately reimburse the Company or Saybrus, as applicable, for all payments previously made. Certain benefits under the two plans are subject to the Corporate Clawback Policy.

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

Illustrations of Compensation and Benefits upon Termination of Employment for Various Reasons

The following table summarizes the value of the compensation and benefits that the NEOs would have received if their employment had been involuntarily terminated (other than for Cause) as of December 31, 2013 other than following the occurrence of a Change-in-Control. No amounts are listed for Mr. LaGrasse, whose employment terminated effective October 31, 2013.

Payments for Involuntary Termination
	James D. Wehr	Bonnie J. Malley	Edward W. Cassidy	Peter A. Hofmann	Christopher M. Wilkos
Severance
Base Salary Component	$1,050,000	$577,500	$410,000	$425,000	$513,333
Annual Incentive Component	1,204,125	541,620	421,182	501,500	623,970
Other Compensation
2013 Annual Incentive(1)	203,000	97,150	736,651	101,500	353,425
2012 Annual Incentive(2)	264,600	192,780	592,600	53,550	395,937
2012-2014 LTIP Cycle(3)	0	0	0	0	0
2011-2013 LTIP Cycle(4)	2,728,318	340,875	381,780	463,590	449,955
SUBTOTAL	$5,450,043	$1,749,925	$2,542,213	$1,545,140	$2,336,620
Benefits and Perquisites
Health & Welfare(5)	13,219	13,183	13,219	13,219	13,183
Outplacement	9,895	9,895	9,895	9,895	9,895
TOTAL	$5,473,157	$1,773,003	$2,565,327	$1,568,254	$2,359,698

(1)	Reflects actual payout results for 2013 incentive.

(2)	Reflects actual payout results for 2012 incentive.

(3)	Represents prorated 2012 and 2013 portions of 2012-2014 LTIP cycle at actual performance, with stock price modifier calculated as of December 31, 2013.

(4)	Represents actual results for the 2011-2013 LTIP cycle per the plan provisions.

(5)	Reflects estimated Company cost of continuing to subsidize certain health and welfare benefits for the NEOs for one year.

For the value of the compensation and benefits that Mr. LaGrasse received when he left the Company or will receive after the completion of restatement-related work, see Note 12 to the Summary Compensation Table.

The following table summarizes the value of the compensation and benefits that the NEOs would have received if their employment had been terminated involuntarily (other than for Cause) or if the NEO had terminated employment for Good Reason in connection with a Change-in-Control as of December 31, 2013. No amounts are listed for Mr. LaGrasse, whose employment terminated effective October 31, 2013.

Change-in-Control Payments
	James D. Wehr	Bonnie J. Malley	Edward W. Cassidy	Peter A. Hofmann	Christopher M. Wilkos
Severance
Base Salary Component(1)	$700,000	$770,000	$820,000	$425,000	$770,000
Annual Incentive Component	700,000	670,000	1,409,690	350,000	670,000
Other Compensation
2013 Annual Incentive	700,000	335,000	704,845	350,000	335,000
2012 Annual Incentive(2)	700,000	306,000	631,330	425,000	333,000
2012-2014 LTIP Cycle(3)	1,241,333	218,333	244,533	296,933	288,200
2011-2013 LTIP Cycle(4)	2,228,952	252,500	282,800	343,400	333,300
Other Performance-Contingent RSUs	—	—	—	—	—
Other Performance-Contingent Stock Options	—	—	—	—	—
Unvested Service-Based RSUs	—	—	—	—	—
Unvested Stock Options	—	—	—	—	—
Incremental Non-Qualified Pension Lump Sum Value(5)	—	—	45,834	—	—
Benefits and Perquisites
Health & Welfare(6)	26,438	26,366	26,438	26,438	26,366
Outplacement	9,895	9,895	9,895	9,895	9,895
SUBTOTAL	$6,306,618	$2,588,094	$4,175,365	$2,226,666	$2,765,761
280G Cut-Back	(2,722,699)	(704,497)	(1,113,727)	—	(699,083)
Provision for Restrictive Covenants(7)(8)	2,100,000	—	—	1,162,500	—
TOTAL	$5,683,919	$1,883,597	$3,061,638	$3,389,166	$2,066,678

(1)
Mr. Wehr’s and Mr. Hofmann’s Base Salary Component reflects one times annual base salary, whereas all other NEOs reflect two times annual base salary. Mr. Wehr and Mr. Hofmann would also receive financial consideration for restrictive covenants equivalent to one and a half times the sum of annual base salary plus the PIP target for that year (see Provision for Restrictive Covenants row in the table above).

(2)
Represents target amount of 2012 Annual Incentive, which had not yet been paid out as of December 31, 2013. The actual amounts were paid out in 2014, and are shown on the 2012 line of the Summary Compensation Table.

(3)	Represents prorated 2012 and 2013 portion of 2012-2014 LTIP cycle at target, with stock price modifier calculated as of December 31, 2013.

(4)
Represents the 2011-2013 LTIP cycle at target, with stock price modifier calculated as of December 31, 2013. The actual amounts were paid out in 2014, and are shown in Note 8 of the Summary Compensation Table.

(5)	Reflects the incremental value of the additional pension benefits realized by accelerated vesting, based on each NEO’s Change-in-Control agreement and the corresponding, applicable pension formula.

(6)	Reflects estimated Company cost of continuing to subsidize certain health and welfare benefits for the NEOs for at least two years

(7)	Represents payments related to non-compete restrictions contained in certain NEOs’ Change-in-Control agreements.

(8)	Mr. Hofmann’s provision for restrictive covenant was eliminated for 2014.

Definitions

“Cause” is defined as:

(i)	the Executive’s conviction or plea of nolo contendere to a felony (other than with respect to a traffic violation or an incident of vicarious liability);

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

Elements of Director Compensation

For 2013, Board compensation for our Non-Employee Directors consisted of a flat retainer of $125,000 per year for each Non-Employee Director, an additional retainer for the independent Chairman of $85,000, additional retainers to all committee chairs, except the Chair of the Executive Committee, and a meeting fee in the amount of $1,500 per meeting for attendance at each Board and/or Committee meeting held in excess of the number of meetings anticipated for any calendar year. The schedule of additional annual retainers for Committee Chairs is as follows:

Committee Position	2013 Additional Annual Retainer
Chairs of the Audit and Compensation Committees	$20,000
Chairs of the Finance and Governance Committees	$15,000

All retainers were paid quarterly in advance. Both retainers and meeting fees are paid in cash (either current or deferred), but Non-Employee Directors may elect to defer all or a portion of their cash retainers and fees into RSUs under the Company’s Directors Equity Deferral Plan. Non-Employee Directors also have the option to defer receipt of cash compensation into investment options available under the Company’s Directors Cash Deferral Plan. The following is a description of our nonqualified deferred compensation programs for our Non-Employee Directors:

•
Non-Employee Directors may elect to defer all or a portion of their cash compensation into RSUs under The Phoenix Companies, Inc., Directors Equity Deferral Plan. The number of RSUs credited upon deferral, including fractional RSUs, is equal to the cash amount that would otherwise be paid, divided by the closing price of our Common Stock on the date of payment (generally, the first business day of each calendar quarter). The Common Stock underlying each RSU, together with a cash payment equal to the cumulative dividend equivalents and interest, will be paid to directors following his or her termination of services as a director with the Company or, in certain circumstances, such earlier specified date elected by the director. All RSUs, dividend equivalents, and interest credits under this Plan are unfunded general obligations of the Company, for which the Company, at its discretion, may hedge in full or in part by making contributions to a trust.

•
Non-Employee Directors may elect to defer all or a portion of their cash compensation under The Phoenix Companies, Inc., Directors Cash Deferral Plan. This Plan provides directors with the same choice of mutual fund offerings provided to employee participants in The Phoenix Companies, Inc., Non-Qualified Excess Investment Plan. See the fund listing under the Non-Qualified Deferred Compensation table. Directors can modify their investment elections at any time under the Plan. Deferrals are credited to the funds selected by the participants and based on the market price for such funds on the date such compensation would otherwise have been paid (generally, the first business day of each calendar quarter). Account balances under the Plan, reflecting cumulative appreciation/depreciation, dividends and interest credits (depending on the investment fund(s) chosen by the director) are paid to directors, based on the election made at the time of deferral, in lump sum or annual installments following the termination of services with the Company or, in certain circumstances, such earlier specified date elected by the director. All balances credited under this program are unfunded general obligations of the Company, for which the Company, at its discretion, may hedge in full or in part by making contributions to a trust. The Company currently hedges 100% of this obligation by making investments in the same funds and in the same amounts as participants have elected.

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

Management also referenced data from a set of 13 smaller public insurance companies.

Company Name
American Equity Investment Life Holding Company	Life Partners Holdings, Inc.
Citizens, Inc.	National Western Life Insurance Company
CNO Financial Group, Inc.	Presidential Life Corporation
Delphi Financial Group, Inc.(1)	Protective Life Corporation
FBL Financial Group, Inc.	StanCorp Financial Group, Inc.
Independence Holding Company	Torchmark Corporation
Kansas City Life Insurance Company

(1)	Delphi was acquired by Tokio Marine Holdings, Inc. in 2012.

In its competitive review, the Compensation Committee took into account the following factors:

•	Total compensation per director relative to market

•	Aggregate cost of board compensation

•	Mix of board fees and committee fees

•	Share ownership guidelines

•	Deferred compensation

As a result of this review, the Board approved the current director compensation package with no changes, effective January 1, 2013.

•	a flat retainer of $125,000 per year for each Non-Employee Director

•	an additional retainer for the independent Chairman of $85,000

•	additional retainers to all committee chairs, except the Chair of the Executive Committee:

Committee Position	2013 Additional Annual Retainer
Chairs of the Audit and Compensation Committees(1)	$20,000
Chairs of the Finance and Governance Committees(2)	$15,000

(1)	Mr. Weinbach was Chair of the Audit Committee. Mr. Cloud was Chair of the Compensation Committee.

(2)	Mr. Oliver replaced Mr. Forsgren as Chair of the Finance Committee on July 12, 2013. Ms. Gray was Chair of the Governance Committee.

•	a meeting fee in the amount of $1,500 per meeting for attendance at each Board and/or Committee meeting held in excess of the number of meetings anticipated for any calendar year

Director Summary Compensation Table

The following table sets forth information concerning the 2013 compensation of our Non-Employee Directors.

Name	Retainer Fees	Additional Meeting Fees	Total Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Martin N. Baily(2)	$125,000	$—	$125,000	$2,410	$127,410
Arthur P. Byrne(2)	125,000	1,500	126,500	2,651	129,151
Sanford Cloud, Jr.(2)	145,000	3,000	$148,000	8,626	156,626
Gordon J. Davis	125,000	1,500	126,500	6,408	132,908
John H. Forsgren(2)(3)	175,000	1,500	$176,500	2,304	178,804
Ann Maynard Gray(2)	140,000	3,000	143,000	4,370	147,370
Thomas S. Johnson(3)	111,329	—	$111,329	3,368	114,697
Augustus K. Oliver, II(2)(3)	132,500	—	132,500	4,013	136,513
Arthur F. Weinbach(2)	145,000	3,000	$148,000	4,734	152,734

(1)	Represents amounts paid by the Company for life insurance premiums and charitable gifts, as applicable. No tax gross-up is paid on this benefit

(2)
These directors elected to convert all or a portion of their cash compensation into deferred RSUs, subject to the same terms and conditions as their other RSUs. These RSUs were expensed and accounted for pursuant to ASC 718. The following table sets forth information concerning the 2013 RSUs voluntarily elected to be received in lieu of cash and the total outstanding RSU awards held by the Non-Employee Directors as of December 31, 2013. Figures are rounded to the nearest whole share.

Name	Number of RSUs Received in 2013 in lieu of Cash	Total Number of RSUs Outstanding
Martin N. Baily	1,868	8,346
Arthur P. Byrne	3,763	16,674
Sanford Cloud, Jr.	2,194	9,393
Gordon J. Davis	—	3,756
John H. Forsgren	1,270	8,654
Ann Maynard Gray	848	4,804
Augustus K. Oliver, II	3,922	15,251
Arthur F. Weinbach	4,387	19,336

(3)
Retainer is prorated to reflect a mid-year rate change. Mr. Forsgren became the Chairman and Mr. Oliver became the Chair of the Finance Committee when Mr. Johnson retired from his position as Chairman on July 12, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

INFORMATION ON STOCK OWNERSHIP

Directors and Executive Officers

The table below shows the beneficial ownership of our Common Stock by each director, and by each executive officers in the Summary Compensation Table of this Form 10-K for the fiscal year ended December 31, 2013. Unless otherwise indicated in a note, each person listed in the table owns the shares shown directly with sole voting and investment power.

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

Name of Beneficial Owner	Shares Beneficially Owned(1)(2)		Options Exercisable Within 60 Days(1)(3)	Restricted Stock Units(1)(4)	Total(1)(5)	Percentage of Common Stock(6)
Martin N. Baily	11,417		—	—	11,417	*
Arthur P. Byrne	28,104		—	—	28,104	*
Sanford Cloud, Jr.	12,715		—	—	12,715	*
Gordan J. Davis	5,023		—	—	5,023	*
John H. Forsgren	9,574		—	—	9,574	*
Ann Maynard Gray	7,938		—	—	7,938	*
Thomas S. Johnson	15,337		—	—	15,337	*
Augustus K. Oliver, II	17,441		—	—	17,441	*
Arthur F. Weinbach	21,324		—	—	21,324	*
Edward W. Cassidy (7)	9,683		6,058	565	16,306	*
Peter A. Hofmann (8)	9,478		4,938	—	14,416	*
John V. LaGrasse (9)	8,365		—	49	8,414	*
Bonnie J. Malley (10)	11,570		5,122	—	16,692	*
James D. Wehr (11)	37,551		7,349	—	44,900	*
Christopher M. Wilkos (12)	8,977		2,206	—	11,183	*
All directors, director nominees and executive officers as a group (15 people) (13)	191,243	(14)	29,601	565	221,409	3.85%

*	Less than one percent

(1)
With the exception of Messrs. Davis, Johnson and LaGrasse, all holdings are stated as of July 1, 2014, and are rounded to the nearest whole number. Mr. Davis’s holdings are stated as of May 22, 2014, which is the date he left the Company, and October 3, 2012 which is the date of the latest Form 4 filed with the SEC and other information available to the Company. Mr. Johnson’s holdings are stated as of July 12, 2013, which is the date he left the Company, and October 3, 2012 which is the date of the latest Form 4 filed with the SEC and other information available to the Company. Mr. LaGrasse’s holdings are stated as of October 31, 2013, which is the date he left the Company, and March 12, 2013 which is the date of the latest Form 4 filed with the SEC and other information available to the Company.

(2)
In the case of the executive officers, the figures include share equivalents held in the 401(k) Plan. In the case of the directors, the figures include vested RSUs with associated shares of common stock held in a Rabbi trust with pass through voting rights.

(3)	Reflects the number of shares that could be acquired under options exercisable within 60 days of July 1, 2014.

(4)
Reflects those RSUs outstanding whose conversion into shares is not contingent upon any performance-based criteria. Except as noted in Note 2 above, directors and officers do not have the power to vote the shares underlying the RSUs.

(5)
Represents the sum of the total shares beneficially owned, the shares underlying options exercisable within 60 days of July 1, 2014 and the shares into which the RSUs will be converted if the applicable service-based conditions for vesting and issuance are met.

(6)	Reflects, as a percentage of our outstanding Common Stock (5,749,408 shares as of July 1, 2014), the total of the first two columns.

(7)	Includes 4,820 share equivalents held in the 401(k) Plan.

(8)	Includes 2,211 share equivalents held in the 401(k) Plan.

(9)	Includes 154 share equivalents held in the 401(k) Plan.

(10)	Includes 3,330 share equivalents held in the 401(k) Plan.

(11)	Includes 4,481 share equivalents held in the 401(k) Plan.

(12)	Includes 2,390 share equivalents held in the 401(k) Plan.

(13)	Messrs. Davis’s, Johnson’s and LaGrasse’s numbers are not reflected in the total row (last row in the table).

(14)	Includes 18,777 share equivalents held in the 401(k) Plan.

Certain Shareholders

The following table lists the beneficial owners known to the Company as of August 6, 2014 of more than five percent of our Common Stock. In furnishing the information below, the Company has relied on information filed with the SEC by the beneficial owners reflecting beneficial ownership as of March 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Wellington Management Co LLP 280 Congress Street Boston, MA 02210	534,445 (1)	9.38% (1)
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	359,430 (2)	6.31%(2)
Toscafund Asset Management LLP 90 Long Acre, 7th Floor London, England WC2E 9RA	353,153 (3)	6.20% (3)
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	353,073 (4)	6.19% (4)
State Farm Mutual Automobile Insurance Company and related entities One State Farm Plaza Bloomington, IL 61710	294,095 (5)	5.16% (5)

(1)	Based on a Schedule 13F filed with the SEC on May 15, 2014 by Wellington Management (“Wellington”).

(2)
Based on the aggregate of Schedule 13F filings with the SEC on May 2, 2014 by BlackRock Institutional Trust Company NA, BlackRock Fund Advisors, BlackRock Investment Management LLC, BlackRock Advisors LLC

and BlackRock, Inc.. (“BlackRock”).

(3)	Based on a Schedule 13F filed with the SEC on May 14, 2014 by Toscafund Asset Management LLP (“Tosca Management”).

(4)	Based on a Schedule 13F filed with the SEC on May 14, 2014 by Dimensional Fund Advisors LP (“Dimensional”).

(5)	Based on a Schedule 13F filed with the SEC on May 14, 2014 by State Farm Mutual Automobile Insurance Company (“State Farm”).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2013 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)		(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average issue price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in Column (A)
Plan Category

Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (2)	29,226	(3)	N/A	69,812
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan (4)	89,569	(5)	$166.02	128,114
– Directors Stock Plan (6)	—		N/A	24,187
Total plans not approved by shareholders	89,569		$166.02	152,301
Total	118,795		166.02	222,113

(1)	Does not take RSUs into account.

(2)	A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as Exhibit 10.22 to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

(3)	This figure consists of the shares underlying 17,024 RSUs that vest subject to performance criteria, and 12,202 RSUs that are subject to no contingencies (but which are not currently convertible).

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

Under the Company’s Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO) (the “Committee”) may grant stock options to officers and employees of the Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers and employees of the Company is the aggregate of 5% (approximately 5.25 million prior to adjustment for the spin-off of Virtus) of the shares outstanding on June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options or other awards granted under the Company’s Directors Stock Plan. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend the plan, but such termination or amendment may not adversely affect any outstanding stock options without the consent of the affected participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

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

(5)
This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (75,069 of which are fully vested, 2,000 of which are subject to vesting with the passage of time and 12,500 of which are subject to performance contingencies).

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

State Farm Mutual Automobile Insurance Company (“State Farm”) beneficially owns more than five percent of our outstanding Common Stock. In 2013, our subsidiaries incurred total compensation of $2.6 million to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. During 2013, Phoenix Life Insurance Company (“Phoenix Life”) made payments of $2.6 million to State Farm entities for this compensation.

Director Sanford Cloud, Jr., Esq. is a member of Ironwood Mezzanine Management LLC (“IMM”), which is the general partner of Ironwood Mezzanine Fund LP (“Ironwood”), a mezzanine debt fund, and Ironwood Capital Advisors LLC (“ICA”), which is the investment advisor to Ironwood. For his services as a member of IMM and ICA, Mr. Cloud received $5,000 in 2013. He also has equity interests in both IMM and ICA. Phoenix Life is an investor in, and limited partner of, Ironwood. During 2013, Phoenix Life funded $977,323 of pre-existing commitments to Ironwood; however, Phoenix Life did receive $445,564 as return of capital and $634,466 as return on sums previously invested.

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

All services performed for us by PwC in 2013 and 2012 were pre-approved by the Audit Committee pursuant to the policy described above.

The services performed by PwC in 2013 and 2012 are described below. PwC does not provide any services to us prohibited under applicable laws and regulations. To the extent PwC provides us with consulting services, those services are closely monitored and controlled by both management and the Audit Committee to ensure that their nature and extent do not interfere with PwC’s independence. The independence of PwC is also considered annually by our Board.

Fees for 2013 primarily relate to additional fees associated with the restatement of the Company’s financial statements billed and accrued in 2013 and 2014. Amounts recorded within the 2013 and 2012 financial statements were $58,325,827 and$4,426,433, respectively.

PwC Fees:	2013	2012

Audit fees [1]	$25,700,000	$61,704,229
Audit-related fees [2]	—	9,797
Tax fees	—	—
All other fees [3]	—	2,672
Total fees	$25,700,000	$61,716,698
———————

[1]
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

[2]	Amounts represent fees for employee benefit plan audits, control reviews and the performance of agreed-upon procedures.

[3]	Amounts represent fees for research and regulatory reporting compliance software.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K include:

1.	Financial Statements. The financial statements listed in Part II of the Table of Contents to this Form 10-K are filed as part of this Form 10-K;

2.	Financial Statement Schedules. All financial statement schedules are listed in the index to the consolidated financial statements on page 4; and

3.
Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Form 10-K. Exhibit numbers 10.1 through 10.55 are management contracts or compensatory plans or arrangements.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, we hereby give notice that, in connection with the filing of this Form 10-K, we do not intend to file as exhibits copies of our instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	August 6, 2014	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2014	By:	/s/ Douglas C. Miller
Douglas C. Miller
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated August 6, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Ann Maynard Gray, Director

*	*
Arthur P. Byrne, Director	Augustus K. Oliver, II, Director

*	*
Sanford Cloud, Jr., Director	Arthur F. Weinbach, Director

*	/s/ James D. Wehr
John H. Forsgren, Chairman	James D. Wehr, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Phoenix Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses existed at that date. The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 6, 2014

THE PHOENIX COMPANIES, INC.
Consolidated Balance Sheets
($ in millions, except share data)
December 31, 2013 and 2012

	2013	2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,418.0 and $11,018.4)	$11,808.6	$11,956.4
Available-for-sale equity securities, at fair value (cost of $40.4 and $27.5)	61.8	34.8
Short-term investments	361.6	699.6
Limited partnerships and other investments	561.9	577.3
Policy loans, at unpaid principal balances	2,350.3	2,354.7
Derivative instruments	243.1	157.4
Fair value investments	210.8	201.5
Total investments	15,598.1	15,981.7
Cash and cash equivalents	496.4	246.4
Accrued investment income	170.4	170.3
Receivables	66.0	82.9
Reinsurance recoverable	603.3	583.6
Deferred policy acquisition costs	940.6	902.2
Deferred income taxes, net	70.0	49.4
Other assets	233.9	243.1
Discontinued operations assets	43.6	53.7
Separate account assets	3,402.3	3,316.5
Total assets	$21,624.6	$21,629.8

LIABILITIES:
Policy liabilities and accruals	$12,437.6	$12,656.7
Policyholder deposit funds	3,429.7	3,040.7
Dividend obligations	705.9	1,003.6
Indebtedness	378.8	378.8
Pension and postretirement liabilities	315.9	429.3
Other liabilities	333.0	245.3
Discontinued operations liabilities	37.7	48.4
Separate account liabilities	3,402.3	3,316.5
Total liabilities	21,040.9	21,119.3

COMMITMENTS AND CONTINGENCIES (Notes 22, 23 and 24)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.7 million shares outstanding [1]	0.1	0.1
Additional paid-in capital	2,633.1	2,633.1
Accumulated other comprehensive loss	(185.2)	(249.3)
Accumulated deficit	(1,692.1)	(1,697.2)
Treasury stock, at cost: 0.7 million and 0.7 million shares [1]	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	573.0	503.8
Noncontrolling interests	10.7	6.7
Total stockholders’ equity	583.7	510.5
Total liabilities and stockholders’ equity	$21,624.6	$21,629.8
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
REVENUES:
Premiums	$351.6	$402.3	$448.7
Fee income	551.2	556.2	596.8
Net investment income	787.2	829.3	822.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.5)	(51.7)	(65.3)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.8)	22.9	38.5
Net OTTI losses recognized in earnings	(12.3)	(28.8)	(26.8)
Net realized investment gains (losses), excluding OTTI losses	33.6	18.3	(5.3)
Net realized investment gains (losses)	21.3	(10.5)	(32.1)
Gain on debt repurchase	—	11.9	0.2
Total revenues	1,711.3	1,789.2	1,836.5
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,026.5	1,166.1	1,137.0
Policyholder dividends	189.7	294.8	259.2
Policy acquisition cost amortization	113.7	200.0	157.9
Interest expense on indebtedness	28.9	30.8	31.8
Other operating expenses	335.6	253.5	247.9
Total benefits and expenses	1,694.4	1,945.2	1,833.8
Income (loss) from continuing operations before income taxes	16.9	(156.0)	2.7
Income tax expense (benefit)	9.6	(3.7)	12.3
Income (loss) from continuing operations	7.3	(152.3)	(9.6)
Loss from discontinued operations, net of income taxes	(2.6)	(15.6)	(21.6)
Net income (loss)	4.7	(167.9)	(31.2)
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$(168.5)	$(30.7)
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$(168.5)	$(30.7)
Net income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)
Net income (loss)	4.7	(167.9)	(31.2)
Other comprehensive income (loss) before income taxes:
Net unrealized gains (losses) on investments where credit-related impairments were recognized before income taxes	(80.7)	49.3	46.2
Net unrealized gains (losses) on all other investments before income taxes	24.9	44.4	(21.3)
Net pension liability adjustment before income taxes	99.3	(21.4)	(99.1)
Other comprehensive income (loss) before income taxes	43.5	72.3	(74.2)
Less: Income tax expense (benefit) related to:
Net unrealized gains (losses) on investments where credit-related impairments were recognized	(29.3)	75.4	7.7
Net unrealized gains (losses) on all other investments	8.7	15.5	(7.4)
Net pension liability adjustment	—	—	—
Total income tax expense (benefit)	(20.6)	90.9	0.3
Other comprehensive income (loss), net of income taxes	64.1	(18.6)	(74.5)
Comprehensive income (loss)	68.8	$(186.5)	$(105.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income taxes	(0.4)	0.6	(0.5)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$69.2	$(187.1)	$(105.2)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Years Ended December 31, 2013, 2012 and 2011

(Continued from previous page)	2013	2012	2011

GAIN (LOSS) PER SHARE: [1]
Gain (loss) from continuing operations – basic	$1.27	$(26.40)	$(1.65)
Gain (loss) from continuing operations – diluted	$1.27	$(26.40)	$(1.65)
Loss from discontinued operations – basic	$(0.45)	$(2.70)	$(3.71)
Loss from discontinued operations – diluted	$(0.45)	$(2.70)	$(3.71)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$0.89	$(29.20)	$(5.28)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$0.88	$(29.20)	$(5.28)
Basic weighted-average common shares outstanding (in thousands)	5,735	5,770	5,815 [2]
Diluted weighted-average common shares outstanding (in thousands)	5,764	5,770	5,815 [2]
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.

[2]	Weighted-average common shares outstanding have been updated to reflect the impact of an error which had no material impact to EPS information, basic or diluted, for any period presented

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows
($ in millions)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$5.1	$(168.5)	$(30.7)
Net realized investment (gains) losses	(25.7)	17.4	29.9
Gain on debt repurchase	—	(11.9)	(0.2)
Policy acquisition costs deferred	(57.5)	(58.1)	(91.2)
Amortization of deferred policy acquisition costs	113.7	200.0	157.9
Amortization and depreciation	8.2	12.0	12.8
Interest credited	139.0	123.2	117.5
Equity in earnings of limited partnerships and other investments	(55.3)	(60.8)	(45.3)
Change in:
Accrued investment income	(86.5)	(123.2)	(141.3)
Deferred income taxes	0.3	(19.8)	(2.7)
Receivables	16.7	(5.0)	(34.6)
Reinsurance recoverable	(21.2)	(19.2)	34.5
Policy liabilities and accruals	(520.0)	(426.9)	(405.0)
Dividend obligations	10.8	82.9	7.3
Post retirement benefit liability	(14.1)	(20.8)	(15.6)
Impact of operating activities of consolidated investment entities, net	(3.2)	(11.8)	(4.2)
Other operating activities, net	43.1	(30.3)	(26.9)
Cash used for operating activities	(446.6)	(520.8)	(437.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,501.1)	(1,796.9)	(2,199.5)
Available-for-sale equity securities	(19.2)	(10.9)	(6.4)
Short-term investments	(1,559.7)	(1,814.0)	(848.7)
Derivative instruments	(101.9)	(50.8)	(70.5)
Fair value investments	(25.8)	(37.4)	(47.3)
Other investments	(1.2)	(1.3)	(1.4)
Sales, repayments and maturities of:
Available-for-sale debt securities	2,137.2	1,880.9	1,440.6
Available-for-sale equity securities	6.9	12.5	10.2
Short-term investments	1,909.2	1,382.7	888.6
Derivative instruments	49.5	26.7	87.1
Fair value investments	25.4	38.1	13.4
Other investments	1.2	11.2	22.3
Contributions to limited partnerships and limited liability corporations	(72.4)	(101.8)	(99.4)
Distributions from limited partnerships and limited liability corporations	146.8	138.4	120.5
Policy loans, net	80.8	126.5	128.3
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(10.4)	(7.7)	(4.6)
Cash provided by (used for) investing activities	65.3	(203.8)	(566.8)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows
($ in millions)
Years Ended December 31, 2013, 2012 and 2011

(Continued from previous page)	2013	2012	2011

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,355.0	1,597.4	1,825.4
Policyholder deposit fund withdrawals	(1,140.4)	(1,138.8)	(1,179.3)
Net transfers to/from separate accounts	412.9	379.8	435.1
Impact of financing activities of consolidated investment entities, net	4.5	1.3	1.5
Other financing activities, net	—	(39.6)	(4.9)
Cash provided by financing activities	632.0	800.1	1,077.8
Change in cash and cash equivalents	250.7	75.5	73.2
Change in cash included in discontinued operations assets	(0.7)	2.7	1.3
Cash and cash equivalents, beginning of period	246.4	168.2	93.7
Cash and cash equivalents, end of period	$496.4	$246.4	$168.2
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$(5.4)	$(18.4)	$(6.2)
Interest expense on indebtedness paid	$(27.9)	$(30.4)	$(31.4)
Non-Cash Transactions During the Year
Investment exchanges	$98.8	$96.0	$97.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
($ in millions, except share data)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
COMMON STOCK: [1]
Balance, beginning of period	$0.1	$1.3	$1.3
Adjustment for reverse stock split	—	(1.2)	—
Balance, end of period	$0.1	$0.1	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,630.5	$2,631.0
Issuance of shares and compensation expense on stock compensation awards	—	1.4	(0.5)
Adjustment for reverse stock split	—	1.2	—
Balance, end of period	$2,633.1	$2,633.1	$2,630.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$(230.7)	$(156.2)
Other comprehensive income (loss)	64.1	(18.6)	(74.5)
Balance, end of period	$(185.2)	$(249.3)	$(230.7)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,697.2)	$(1,528.7)	$(1,498.0)
Net income (loss)	5.1	(168.5)	(30.7)
Balance, end of period	$(1,692.1)	$(1,697.2)	$(1,528.7)

TREASURY STOCK, AT COST: [1]
Balance, beginning of period	$(182.9)	$(179.5)	$(179.5)
Treasury shares purchased	—	(3.4)	—
Balance, end of period	$(182.9)	$(182.9)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$692.9	$798.6
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	69.2	(189.1)	(105.7)
Balance, end of period	$573.0	$503.8	$692.9

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$2.8	$1.8
Net income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)
Contributions to noncontrolling interests	4.6	4.7	1.5
Distributions from noncontrolling interests	(0.2)	(1.4)	—
Issuance of Saybrus shares to noncontrolling interests	—	—	—
Balance, end of period	$10.7	$6.7	$2.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$695.7	$800.4
Change in stockholders’ equity	73.2	(185.2)	(104.7)
Stockholders’ equity, end of period	$583.7	$510.5	$695.7
———————

[1]	Reflects the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.
The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Consolidated Financial Statements
($ in millions, except per share and per unit data)
Years Ended December 31, 2013, 2012 and 2011

1.	Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”), collectively with Phoenix Life and Phoenix Life and Annuity Company and American Phoenix Life and Reassurance, they are our “Life Companies.” We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We operate two businesses segments: Life and Annuity and Saybrus Partners, Inc. (“Saybrus”). The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

2.	Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with U.S. GAAP which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of the Company and its various subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements. As of December 31, 2011, the Company changed from the direct to the indirect method of reporting its consolidated cash flow statement. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. Results for the year ended December 31, 2013 include $2.4 million of income related to out of period adjustments. Such amounts are not material to any period presented.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Adoption of new accounting standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance regarding the presentation of comprehensive income (ASU 2013-02). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance was effective for the first interim or annual reporting period beginning after December 15, 2012 and was applied prospectively. See Note 15 to these financial statements for the disclosures required by this guidance.

2.	Basis of Presentation and Significant Accounting Policies continued)

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP. This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. See Note 12 to these financial statements for the disclosures required by this guidance.

Definition of a Business Entity

In December 2013, the FASB issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Accounting standards not yet adopted

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013 and should be applied prospectively. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date) , effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

2.	Basis of Presentation and Significant Accounting Policies continued)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early adoption is permitted for new disposals or new classifications as held for sale that have not been reported in financial statements previously issued. The Company will apply the guidance to new disposals and operations newly classified as held for sale, beginning first quarter of 2015, with no effect on existing reported discontinued operations. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Significant accounting policies

Investments

Debt and Equity Securities

Our debt and equity securities classified as available-for-sale are reported on our consolidated balance sheets at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI, net of the relevant policyholder obligations, applicable deferred policy acquisition costs(“DAC”) and applicable deferred income taxes. Realized investment gains and losses are recognized on a first in first out basis.

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

2.	Basis of Presentation and Significant Accounting Policies continued)

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

Other investments also include leveraged lease investments which represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. It further includes investments in life settlement contracts accounted for under the investment method under which the Company recognizes its initial investment in life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force comprising mainly life insurance premiums, increase the carrying value of the investment while income on individual life settlement contracts are recognized when the insured dies, at an amount equal to the excess of the contract proceeds over the carrying amount of the contract at that time. Contracts are reviewed annually for indications that the expected future proceeds from the contract would not be sufficient to recover estimated future carrying amount of the contract (current carrying amount for the contract plus anticipated undiscounted future premiums and other capitalizable future costs.) Any such contracts identified are written down to estimated fair value.

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

The consolidated financial statements include investments in limited partnerships, certain of which qualify as variable interest entities (“VIEs”). For those which were determined to be VIEs, we are the primary beneficiary and consolidate where we have the power to direct the most significant activities of the entity and an economic interest in the entity.

See Note 8 to these financial statements for additional information regarding VIEs.

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of policy loans are at variable interest rates that are reset annually on the policy anniversary.

Fair Value Instruments

Debt securities held at fair value include securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”) and certain available-for-sale structured securities held at fair value. The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” See Note 13 to these financial statements for additional disclosures related to these securities.

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

2.	Basis of Presentation and Significant Accounting Policies continued)

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

Our derivatives are not designated as hedges for accounting purposes. All changes in the fair value, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities.

Short-Term Investments

Short-term investments include securities with a maturity of one year or less but greater than three months at a time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

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

In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline;

•	the reasons for the decline in value (credit event, interest related or market fluctuations);

•	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and

•	the financial condition and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

•	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•	it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

2.	Basis of Presentation and Significant Accounting Policies continued)

An equity security impairment is deemed other-than-temporary if:

•	the security has traded at a significant discount to cost for an extended period of time; or

•	we determined we may not realize the full recovery on our investment.

Equity securities are determined to be other-than-temporarily impaired based on management judgment and the consideration of the issuer’s financial condition along with other relevant facts and circumstances. Those securities which have been in a continuous decline for over twelve months and declines in value that are severe and rapid are considered for reasonability of whether the impairment would be temporary. Although there may be sustained losses for over twelve months or losses that are severe and rapid, additional information related to the issuer performance may indicate that such losses are not other-than-temporary.

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

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss. An extended and severe decline in value on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to an extended decline in market value and the likelihood such market value decline will recover.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of the future expected cash flows to be collected for the security.

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

2.	Basis of Presentation and Significant Accounting Policies continued)

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

In addition, deferred policy acquisition costs are adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

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
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. A mortality improvement assumption is also incorporated into the overall mortality table. These assumptions can vary by issue age, gender, underwriting class and policy duration.

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

2.	Basis of Presentation and Significant Accounting Policies continued)

Annually, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review may change our estimates of EGPs in the DAC, SIA, and URR models, as well as projections within the death benefit and other insurance benefit reserving models, the profits followed by losses reserve models, and cost of reinsurance models. Throughout the year, we may also update the assumptions and adjust these balances if emerging data indicates a change is warranted. All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision and adjust the DAC, SIA, URR, death and other insurance benefit reserves, profits followed by losses reserve, and cost of reinsurance balances in the consolidated balance sheets with an offsetting benefit or charge to income to reflect such changes in the period of the revision. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being more favorable than previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being less favorable than previous estimates.

Our process to assess the reasonableness of the EGPs uses internally developed models together with consideration of applicable recent experience and analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits cannot support the recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Over the last several years, the Company has revised a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates resulting in a change to future gross profits and the amortization of DAC, SIA and URR in 2013 are related to changes in expected premium persistency, and the incorporation of a mortality improvement assumption. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

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

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to mortality rates guaranteed in calculating the cash surrender values described in such contracts, contractual guaranteed rates of interest which range from 2.3% to 6.0% and morbidity. Participating insurance represented 20.7% and 20.4% of direct individual life insurance in force at December 31, 2013 and 2012, respectively.

2.	Basis of Presentation and Significant Accounting Policies continued)

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

We expect that our universal life block of business will generate profits followed by losses and therefore we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

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

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These liabilities are accounted for at fair value within policyholder deposit funds on the consolidated balance sheets with changes in the fair value of embedded derivatives recorded in realized investment gains on the consolidated statements of income and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted.

2.	Basis of Presentation and Significant Accounting Policies continued)

Fixed indexed annuities offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the consolidated balance sheets with changes in fair value recorded in realized investment gains and losses in the consolidated statements of income and comprehensive income. The fair value of these index options is based on the impact of projected interest rates and equity markets and is discounted using the projected interest rate. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

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

Contingent liabilities

Management evaluates each contingent matter separately and in aggregate. Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

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

2.	Basis of Presentation and Significant Accounting Policies continued)

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. The fee for these riders is recorded in fee income. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. See Note 11 to these financial statements for additional information.

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

Audit fees and other professional services associated with restatement

Professional fees associated with the restatement of the 2012 Form 10-K which was filed on April 1, 2014 are being recognized and expensed as incurred and totaled $62.9 million in 2013.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at December 31, 2013 and 2012, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

4.	Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2013	2012	Inception

Available-for-sale debt securities	$5,804.6	$6,221.5	$4,773.1
Available-for-sale equity securities	25.8	11.4	—
Short-term investments	106.9	174.9	—
Limited partnerships and other investments	345.3	353.1	399.0
Policy loans	1,201.6	1,233.5	1,380.0
Fair value investments	40.3	30.8	—
Total closed block investments	7,524.5	8,025.2	6,552.1
Cash and cash equivalents	78.2	32.7	—
Accrued investment income	81.7	85.3	106.8
Receivables	48.8	53.1	35.2
Reinsurance recoverable	26.8	7.5	—
Deferred income taxes, net	284.9	217.6	389.4
Other closed block assets	9.4	31.7	6.2
Total closed block assets	8,054.3	8,453.1	7,089.7
Policy liabilities and accruals	8,257.2	8,421.7	8,301.7
Policyholder dividends payable	207.8	223.8	325.1
Policy dividend obligation	497.9	779.8	—
Other closed block liabilities	65.5	47.5	12.3
Total closed block liabilities	9,028.4	9,472.8	8,639.1
Excess of closed block liabilities over closed block assets [1]	974.1	1,019.7	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(7.4)	(5.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$981.5	$1,025.1
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

4.	Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Years Ended December 31,
Policyholder Dividend Obligations:	2013	2012	2011
($ in millions)
Closed block revenues
Premiums	$317.8	$369.5	$413.7
Net investment income	409.2	452.9	465.5
Net realized investment gains (losses)	16.2	9.2	(4.1)
Total revenues	743.2	831.6	875.1
Policy benefits, excluding dividends	510.2	490.8	564.9
Other operating expenses	5.3	3.0	3.7
Total benefits and expenses, excluding policyholder dividends	515.5	493.8	568.6
Closed block contribution to income before dividends and income taxes	227.7	337.8	306.5
Policyholder dividends	(189.4)	(294.5)	(258.7)
Closed block contribution to income before income taxes	38.3	43.3	47.8
Applicable income tax expense	13.4	15.2	16.7
Closed block contribution to income	24.9	28.1	31.1
Less: Closed block contribution to income attributable to noncontrolling interests	(0.3)	0.5	(0.1)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$25.2	$27.6	$31.2

Policyholder dividend obligation
Policyholder dividends provided through earnings	$189.4	$294.5	$258.7
Policyholder dividends provided through OCI	(308.7)	168.0	158.6
Additions to (decreases from) policyholder dividend liabilities	(119.3)	462.5	417.3
Policyholder dividends paid	(178.6)	(211.4)	(251.3)
Change in policyholder dividend liabilities	(297.9)	251.1	166.0
Policyholder dividend liabilities, beginning of period	1,003.6	752.5	586.5
Policyholder dividend liabilities, end of period	705.7	1,003.6	752.5
Policyholder dividends payable, end of period	(207.8)	(223.8)	(241.0)
Policyholder dividend obligation, end of period	$497.9	$779.8	$511.5

The policyholder dividend obligation includes approximately $200.0 million and $172.6 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of December 31, 2013 and 2012, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of December 31, 2013 and 2012, the policyholder dividend obligation also includes $297.9 million and $607.2 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

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

Effective October 1, 2009, PHL Variable and Phoenix Life and Annuity Company coinsured all the benefit risks, net of existing reinsurance, on their term insurance business in force.

Trust agreements and irrevocable letters of credit aggregating $47.7 million at December 31, 2013 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $2.4 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to continue to assume and cede premiums related to existing contracts. See Note 23 to these financial statements for additional information.

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $603.3 million and $583.6 million as of December 31, 2013 and 2012, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Years Ended December 31,
($ in millions)	2013	2012	2011

Direct premiums	$501.8	$565.3	$617.8
Premiums assumed from reinsureds	11.8	11.8	13.6
Premiums ceded to reinsurers [1]	(162.0)	(174.8)	(182.7)
Premiums	$351.6	$402.3	$448.7
Percentage of amount assumed to net premiums	3.4%	2.9%	3.0%

Direct policy benefits incurred	$818.1	$812.9	$763.1
Policy benefits assumed from reinsureds	22.7	68.7	9.6
Policy benefits ceded to reinsurers	(265.4)	(270.3)	(255.2)
Premiums paid to reinsurers [2]	80.1	97.4	95.9
Policy benefits [3]	$655.5	$708.7	$613.4

Direct life insurance in force	$103,861.2	$115,298.6	$122,981.9
Life insurance in force assumed from reinsureds	222.6	369.2	1,753.7
Life insurance in force ceded to reinsurers	(67,238.5)	(74,609.4)	(81,259.2)
Life insurance in force	$36,845.3	$41,058.4	$43,476.4
Percentage of amount assumed to net insurance in force	0.6%	0.9%	4.0%
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $371.0 million, $457.4 million and $523.6 million, net of reinsurance, for the years ended December 31, 2013, 2012 and 2011, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 66% of the reinsurance recoverable.

6.	Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2013	2012	2011

Policy acquisition costs deferred	$57.5	$58.1	$91.2
Costs amortized to expenses:
Recurring costs	(121.9)	(143.8)	(160.8)
Assumption unlocking	17.7	(55.2)	2.8
Realized investment gains (losses)	(9.5)	(1.0)	0.1
Offsets to net unrealized investment gains or losses included in AOCI [1]	94.6	(75.1)	(52.8)
Change in deferred policy acquisition costs	38.4	(217.0)	(119.5)
Deferred policy acquisition costs, beginning of period	902.2	1,119.2	1,238.7
Deferred policy acquisition costs, end of period	$940.6	$902.2	$1,119.2
———————

[1]
An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

During the years ended December 31, 2013, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

7.	Sales Inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of deferred policy acquisition costs. The Company unlocks the assumption used in the amortization of the deferred sales inducement asset consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the consolidated balance sheets and amortization of deferred sales inducements is included in other operating expense on the consolidated statements of income and comprehensive income.

Changes in Deferred Sales Inducement Activity:	Years Ended December 31,
($ in millions)	2013	2012	2011

Deferred asset, beginning of period	$61.4	$50.2	$20.9
Sales inducements deferred	10.6	15.4	48.3
Amortization charged to income	(7.3)	(6.7)	(4.9)
Offsets to net unrealized investment gains or losses included in AOCI	11.4	2.5	(14.1)
Deferred asset, end of period	$76.1	$61.4	$50.2

8.	Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at December 31, 2013 and 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

8.	Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2013
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$370.2	$36.2	$(2.6)	$403.8	$—
State and political subdivision	402.5	18.2	(10.2)	410.5	(1.1)
Foreign government	194.0	16.6	(0.7)	209.9	—
Corporate	7,342.6	428.0	(140.1)	7,630.5	(8.8)
Commercial mortgage-backed (“CMBS”)	681.2	36.2	(2.9)	714.5	(3.4)
Residential mortgage-backed (“RMBS”)	1,893.0	41.3	(37.4)	1,896.9	(26.7)
CDO/CLO	223.4	5.8	(5.1)	224.1	(15.3)
Other asset-backed	311.1	14.8	(7.5)	318.4	(1.8)
Available-for-sale debt securities	$11,418.0	$597.1	$(206.5)	$11,808.6	$(57.1)

Amounts applicable to the closed block	$5,515.2	$365.4	$(75.9)	$5,804.6	$(16.5)

Available-for-sale equity securities	$40.4	$22.3	$(0.9)	$61.8	$—

Amounts applicable to the closed block	$17.1	$9.1	$(0.4)	$25.8	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

[2]
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

Fair Value and Cost of Securities:	December 31, 2012
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$355.9	$58.5	$(2.5)	$411.9	$—
State and political subdivision	321.5	37.8	(2.1)	357.2	(1.1)
Foreign government	167.5	36.8	—	204.3	—
Corporate	6,996.4	745.7	(72.1)	7,670.0	(8.3)
CMBS	817.2	72.9	(7.9)	882.2	(6.2)
RMBS	1,698.2	94.3	(20.8)	1,771.7	(30.6)
CDO/CLO	240.5	6.4	(23.2)	223.7	(18.1)
Other asset-backed	421.2	26.6	(12.4)	435.4	(1.4)
Available-for-sale debt securities	$11,018.4	$1,079.0	$(141.0)	$11,956.4	$(65.7)

Amounts applicable to the closed block	$5,614.8	$644.9	$(38.2)	$6,221.5	$(19.9)

Available-for-sale equity securities	$27.5	$9.7	$(2.4)	$34.8	$—

Amounts applicable to the closed block	$10.9	$1.8	$(1.3)	$11.4	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

[2]
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

8.	Investing Activities (continued)

Maturities of Debt Securities:	December 31, 2013
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$364.5	$373.0
Due after one year through five years	2,171.1	2,337.0
Due after five years through ten years	3,023.9	3,086.2
Due after ten years	2,749.8	2,858.5
CMBS/RMBS/ABS/CDO/CLO [1]	3,108.7	3,153.9
Total	$11,418.0	$11,808.6
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2013	2012	2011
Debt securities, available-for-sale
Proceeds from sales	$536.1	$346.5	$362.5
Proceeds from maturities/repayments	1,546.0	1,527.2	1,087.5
Gross investment gains from sales, prepayments and maturities	45.0	52.3	13.4
Gross investment losses from sales and maturities	(4.8)	(11.1)	(4.4)
Equity securities, available-for-sale
Proceeds from sales	$6.8	$12.6	$9.4
Gross investment gains from sales	3.5	8.5	3.8
Gross investment losses from sales	(1.2)	(0.4)	(0.1)

8.	Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of
($ in millions)	December 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$48.0	$(2.1)	$3.0	$(0.5)	$51.0	$(2.6)
State and political subdivision	120.1	(7.6)	10.7	(2.6)	130.8	(10.2)
Foreign government	41.0	(0.7)	—	—	41.0	(0.7)
Corporate	1,769.4	(91.8)	314.9	(48.3)	2,084.3	(140.1)
CMBS	93.7	(2.7)	6.5	(0.2)	100.2	(2.9)
RMBS	773.5	(24.4)	144.4	(13.0)	917.9	(37.4)
CDO/CLO	64.1	(0.6)	97.1	(4.5)	161.2	(5.1)
Other asset-backed	22.3	(0.1)	29.5	(7.4)	51.8	(7.5)
Debt securities	2,932.1	(130.0)	606.1	(76.5)	3,538.2	(206.5)
Equity securities	4.0	—	3.7	(0.9)	7.7	(0.9)
Total temporarily impaired securities	$2,936.1	$(130.0)	$609.8	$(77.4)	$3,545.9	$(207.4)
Amounts inside the closed block	$1,176.1	$(48.9)	$224.6	$(27.4)	$1,400.7	$(76.3)
Amounts outside the closed block	$1,760.0	$(81.1)	$385.2	$(50.0)	$2,145.2	$(131.1)
Amounts outside the closed block that are below investment grade	$75.3	$(3.5)	$52.9	$(7.8)	$128.2	$(11.3)
Number of securities		476		154		630

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value depressed by more than 20% of amortized cost totaled $5.1 million at December 31, 2013, of which $2.7 million was depressed by more than 20% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value depressed by more than 20% of amortized cost totaled $4.8 million at December 31, 2013, of which $0 was depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 148 debt securities and six equity securities. The debt securities primarily consist of asset backed securities and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. Securities in a loss position with a duration of less than 12 months have generally experienced declines in value due to rising interest rates but the Company expects to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for more than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information is obtained related to company performance which would not indicate that the additional losses are other-than-temporary.

8.	Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of
($ in millions)	December 31, 2012
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$9.0	$(0.1)	$28.4	$(2.4)	$37.4	$(2.5)
State and political subdivision	13.5	(0.8)	7.1	(1.3)	20.6	(2.1)
Foreign government	—	—	—	—	—	—
Corporate	300.9	(6.2)	318.2	(65.9)	619.1	(72.1)
CMBS	8.4	(1.0)	30.7	(6.9)	39.1	(7.9)
RMBS	64.7	(0.4)	212.6	(20.4)	277.3	(20.8)
CDO/CLO	26.2	(2.0)	132.7	(21.2)	158.9	(23.2)
Other asset-backed	10.1	(0.7)	43.3	(11.7)	53.4	(12.4)
Debt securities	432.8	(11.2)	773.0	(129.8)	1,205.8	(141.0)
Equity securities	4.4	(1.6)	2.4	(0.8)	6.8	(2.4)
Total temporarily impaired securities	$437.2	$(12.8)	$775.4	$(130.6)	$1,212.6	$(143.4)
Amounts inside the closed block	$150.7	$(4.6)	$332.4	$(34.9)	$483.1	$(39.5)
Amounts outside the closed block	$286.5	$(8.2)	$443.0	$(95.7)	$729.5	$(103.9)
Amounts outside the closed block that are below investment grade	$29.8	$(2.0)	$177.5	$(63.4)	$207.3	$(65.4)
Number of securities		108		196		304

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

As of December 31, 2012, available-for-sale securities in an unrealized loss position for over 12 months consisted of 192 debt securities and four equity securities. The debt securities primarily consist of asset backed securities and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for more than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information is obtained related to company performance which would not indicate that the losses are other-than-temporary.

8.	Investing Activities (continued)

Evaluating temporarily impaired available-for-sale securities

In management’s evaluation of temporarily impaired securities, many factors about individual issuers of securities as well as our best judgment in determining the cause of a decline in the estimated fair value are considered in the assessment of potential near-term recovery in the security’s value. Some of those considerations include, but are not limited to: (i) duration of time and extent to which the estimated fair value has been below cost or amortized cost; (ii) for debt securities, if the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (iii) whether the issuer is experiencing significant financial difficulties and the potential for impairments of that issuer’s securities; (iv) pervasive issues across an entire industry sector/sub-sector; and (v) for structured securities, assessing any changes in the forecasted cash flows, the quality of underlying collateral, expectations of prepayment speeds, loss severity and payment priority of tranches held.

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events and other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $12.3 million in 2013, $22.8 million in 2012 and $26.0 million in 2011. There were equity security OTTIs of $0 in 2013, $5.7 million in 2012 and $0.8 million in 2011. There were limited partnerships and other investment OTTIs of $0 in 2013, $0.3 million in 2012 and $0 in 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread changes or by changes in liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(4.8) million in 2013, $22.9 million in 2012 and $38.5 million in 2011.

8.	Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2013	2012	2011
($ in millions)
Balance, beginning of period	$(72.6)	$(79.1)	$(65.8)
Add: Credit losses on securities not previously impaired [1]	(1.1)	(6.7)	(11.8)
Add: Credit losses on securities previously impaired [1]	(4.7)	(13.3)	(8.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	6.4	26.5	7.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(72.0)	$(72.6)	$(79.1)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments:	As of December 31,
($ in millions)	2013	2012
Limited partnerships
Private equity funds	$243.4	$241.7
Mezzanine funds	180.4	202.1
Infrastructure funds	38.1	42.5
Hedge funds	13.0	14.3
Mortgage and real estate funds	3.3	5.4
Leveraged leases	16.8	17.9
Direct equity investments	42.5	29.2
Life settlements	21.6	21.0
Other alternative assets	2.8	3.2
Limited partnerships and other investments	$561.9	$577.3

Amounts applicable to the closed block	$345.3	$353.1

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

The following tables present the aggregated summarized financial information of certain equity method investees in limited partnerships and LLCs. For all three periods, the equity in earnings that we record through net investment income of these equity method investees in aggregate exceeds 10% of the Company’s income from continuing operations before income taxes.

8.	Investing Activities (continued)

Aggregated Summarized Balance Sheet Information of Equity Method Investees:	As of December 31,
($ in millions)	2013	2012

Total assets	$56,434.1	$60,921.3

Total liabilities	$1,654.0	$2,298.4

Aggregated Net Investment Income:	Years Ended December 31,
($ in millions)	2013	2012	2011

Total investment revenues	$2,759.7	$2,389.6	$3,093.6

Net income	$9,297.3	$8,315.2	$5,489.5

Summarized financial information for these equity method investees is reported on a three-month delay due to the timing of financial statements as of the current reporting period.

Leveraged leases

The Company records its investment in a leveraged lease net of the nonrecourse debt. The Company recognizes income on the leveraged leases by applying the estimated rate of return to the net investment in the lease. The Company regularly reviews the estimated residual values and, if necessary, impairs them to expected values.

Investment in leveraged leases, included in limited partnerships and other investments, consisted of the following:

Investment in Leveraged Leases:	2013	2012
($ in millions)

Rental receivables, net	$10.1	$11.4
Estimated residual values	7.3	7.3
Unearned income	(0.6)	(0.8)
Investment in leveraged leases	$16.8	$17.9

Rental receivables are generally due in periodic installments. The payments are made semi-annually and range from three to five years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed at least annually. The Company defines non-performing rental receivables as those that are 90 days or more past due. At December 31, 2013 and 2012, all rental receivables were performing. The deferred income tax liability related to leveraged leases was $11.7 million and $11.6 million at December 31, 2013 and 2012, respectively. The components of income from investment in leveraged leases, excluding net investment gains (losses) were as follows:

Investment Income after Income Tax from	As of December 31,
Investment in Leveraged Leases:	2013	2012	2011
($ in millions)
Income from investment in leveraged leases	$0.1	$0.2	$0.2
Less: Income tax expense on leveraged leases	—	(0.1)	(0.1)
Investment income after income tax from investment in leveraged leases	$0.1	$0.1	$0.1

8.	Investing Activities (continued)

Direct equity investments

Direct equity investments are equity interests in LLCs entered into on a co-investment basis with sponsors of private equity funds for strategic and capital appreciation purposes and are accounted for under the equity method. The Company records its share of earnings on a three-month delay when timely financial information is not available and the delivery of investee’s financial reporting occurs after the end of the current reporting period. Further, management has open communication with each fund manager and, to the extent financial information is available, receives quarterly statements from the underlying funds. Management also performed an analysis on the funds’ financial statements to assess reasonableness of information provided by third parties. Income recognized from our other direct equity investments was $8.8 million, $(0.2) million and $(0.3) million for the years ended December 31, 2013, 2012 and 2011, respectively.

For those direct equity investments which were determined to be VIE’s, we are the primary beneficiary and consolidate where we have the power to direct the most significant activities of the entity and an economic interest in the entity. The undistributed earnings of direct equity investments not consolidated were $9.2 million, $(3.1) million and $(0.1) million at December 31, 2013, 2012 and 2011, respectively. Any future investment in these structures is discretionary.

The following table presents the carrying value and change in investment balance of non-consolidated direct equity investments:

Carrying Value and Change in Investment Balance of
Non-Consolidated Direct Equity Investments:
($ in millions)

Balance as of December 31, 2011	$28.5
Net contributions (distributions)	0.8
Net loss	(0.1)
Balance as of December 31, 2012	29.2
Net contributions (distributions)	4.5
Net income	8.8
Balance as of December 31, 2013	$42.5

Life settlements

During 2013, 2012 and 2011, income (losses) recognized on life settlement contracts was $0.7 million, $0.9 million and $0, respectively. These amounts are included in net investment income in the consolidated statements of income and comprehensive income. Our life settlement contracts reported above are monitored for impairment on a contract-by-contract basis annually. An investment in a life settlement contract is considered impaired if the undiscounted cash flows from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus the expected costs to keep the policy in force. If an impairment loss is recognized, the investment is written down to fair value. Anticipated policy cash flows are based on the Company’s latest mortality assumptions. Impairment charges on life settlement contracts included in net realized capital gains (losses) totaled $0 and $0.3 million in 2013 and 2012, respectively, with no previous impairments recorded.

Remaining Life Expectancy of Insured:			Face Value
($ in millions)	Number of	Carrying	(Death
	Contracts	Value	Benefits)

0-4 years	—	$—	$—
4-5 years	5	13.0	22.0
Thereafter	8	8.6	37.1
Total	13	$21.6	$59.1

8.	Investing Activities (continued)

At December 31, 2013, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the next 12 months ending December 31, 2014 and the four succeeding years ending December 31, 2018 are $1.1 million, $0.8 million, $0.8 million, $0.9 million and $0.9 million respectively.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2013 and 2012, our Life Companies had on deposit securities with a fair value of $31.1 million and $33.0 million, respectively, in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

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

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2013	2012	2011

Debt securities [1]	$572.4	$606.6	$607.9
Equity securities	—	3.0	1.1
Limited partnerships and other investments	61.0	64.7	48.9
Policy loans	160.0	161.5	171.8
Fair value investments	8.7	9.4	3.5
Total investment income	802.1	845.2	833.2
Less: Discontinued operations	1.3	2.1	2.1
Less: Investment expenses	13.6	13.8	8.2
Net investment income	$787.2	$829.3	$822.9

Amounts applicable to closed block	$409.2	$452.9	$465.5
———————

[1]	Includes net investment income on short-term investments.

8.	Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2013	2012	2011

Total other-than-temporary debt impairments	$(7.5)	$(45.7)	$(64.5)
Portion of loss recognized in OCI	(4.8)	22.9	38.5
Net debt impairments recognized in earnings	$(12.3)	$(22.8)	$(26.0)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	(0.6)	—
Foreign government	—	—	—
Corporate	(3.8)	(3.0)	(9.0)
CMBS	(2.9)	(4.1)	(3.6)
RMBS	(5.4)	(10.3)	(10.1)
CDO/CLO	(0.2)	(3.8)	(2.1)
Other asset-backed	—	(1.0)	(1.2)
Net debt security impairments	(12.3)	(22.8)	(26.0)
Equity security impairments	—	(5.7)	(0.8)
Limited partnerships and other investment impairments	—	(0.3)	—
Impairment losses	(12.3)	(28.8)	(26.8)
Debt security transaction gains	45.2	52.3	13.6
Debt security transaction losses	(4.8)	(11.1)	(6.0)
Equity security transaction gains	3.5	8.5	3.8
Equity security transaction losses	(1.2)	(0.4)	(0.1)
Limited partnerships and other investment gains	0.8	7.7	4.8
Limited partnerships and other investment losses	(4.6)	(2.5)	(4.8)
Sale of Goodwin	—	—	4.0
Net transaction gains	38.9	54.5	15.3
Derivative instruments	(27.7)	(50.4)	14.4
Embedded derivatives [1]	18.8	12.1	(34.4)
Assets valued at fair value	3.6	2.1	(0.6)
Net realized investment gains (losses), excluding impairment losses	33.6	18.3	(5.3)
Net realized investment gains (losses), including impairment losses	$21.3	$(10.5)	$(32.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 11 to these financial statements for additional disclosures.

8.	Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains:	Years Ended December 31,
($ in millions)	2013	2012	2011

Debt securities	$(547.4)	$408.0	$281.1
Equity securities	14.1	4.2	(7.4)
Other investments	0.1	(0.2)	(0.2)
Net unrealized investment gains (losses)	$(533.2)	$412.0	$273.5

Net unrealized investment gains (losses)	$(533.2)	$412.0	$273.5
Applicable to closed block policyholder dividend obligation	(308.7)	168.0	158.6
Applicable to deferred policy acquisition cost	(94.6)	75.1	52.8
Applicable to other actuarial offsets	(74.1)	75.2	37.2
Applicable to deferred income tax expense (benefit)	(20.6)	90.9	0.3
Offsets to net unrealized investment gains (losses)	(498.0)	409.2	248.9
Net unrealized investment gains (losses) included in OCI	$(35.2)	$2.8	$24.6

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

The Company regularly invests in private equity type fund structures which are VIEs. Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have the power to direct the most significant activities of the entity and an economic interest in the entity. When we hold both the power to direct the most significant activities of the entity and an economic interest in the entity, we are considered to be the primary beneficiary of the entity and consolidate the VIE. The consolidated entities are all investment company-like structures which follow specialized investment company accounting and record underlying investments at fair value. The nature of the VIEs’ operations and purpose are private equity limited partnerships, single asset LLCs and a fund of fund investment structure and have investments in homogeneous types of assets presented below.

8.	Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at December 31, 2013 and 2012.

Carrying Value of Assets and Liabilities for	December 31, 2013			December 31, 2012
Consolidated Variable Interest Entities:	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]
($ in millions)

Debt securities, at fair value [2]	$3.6	$—	$3.2	$3.6	$—	$3.4
Equity securities, at fair value [2]	29.4	—	24.7	23.4	—	19.2
Cash and cash equivalents	10.8	—	10.6	10.2	—	10.2
Investment in partnership interests [2]	0.1	—	0.1	11.0	—	11.0
Investment in single asset LLCs [2]	19.9	—	15.1	6.8	—	5.4
Other assets	0.6	—	0.5	5.5	—	5.5
Total assets of consolidated VIEs	$64.4	$—	$54.2	$60.5	$—	$54.7
Total liabilities of consolidated VIEs	$—	$0.8	$0.6	$—	$5.1	$5.1
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above for December 31, 2013 and 2012 excludes unfunded commitments of $0 and $4.1 million, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $172.6 million and $139.7 million as of December 31, 2013 and 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities	December 31, 2013			December 31, 2012
and Maximum Exposure Loss Relating	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]
to Variable Interest Entities:
($ in millions)
Limited partnerships	$116.7	$—	$171.6	$136.5	$—	$202.1
LLCs	55.9	—	55.9	3.2	—	3.2
Total	$172.6	$—	$227.5	$139.7	$—	$205.3
———————

[1]
Creditors or beneficial interest holders of the VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs.

In addition, the Company makes passive investments in structured securities issued by VIEs, for which the Company is not the manager, which are included in CMBS, RMBS, CDO/CLO and other asset-backed securities within available-for-sale debt securities, and in fair value investments, in the consolidated balance sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the size of our investment relative to the structured securities issued by the VIE, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits, and the Company’s lack of power over the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of our investment.

8.	Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $864.0 million and $1,039.6 million at December 31, 2013 and 2012, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2013, we were exposed to the credit concentration risk of two issuers, Citibank NA, and Berkshire Hathaway Inc., representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of December 31, 2013, we held derivative assets, net of liabilities, with a fair value of $131.6 million. Derivative credit exposure was diversified with eleven different counterparties. We also had debt securities of these counterparties with a fair value of $237.2 million as of December 31, 2013. Our maximum amount of loss due to credit risk with these issuers was $368.8 million as of December 31, 2013. See Note 12 to these financial statements for additional information regarding derivatives.

9.	Financing Activities

Indebtedness

Indebtedness at Carrying Value:	As of December 31,
($ in millions)	2013	2012

7.15% surplus notes	$126.1	$126.1
7.45% senior unsecured bonds	252.7	252.7
Total indebtedness	$378.8	$378.8

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $0.6 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the New York Department of Financial Services (the “NYDFS”) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life. On September 21, 2012, Phoenix Life repurchased $48.3 million par amount of its outstanding 7.15% surplus notes, including $0.2 million in original issue discount, for aggregate consideration of $36.2 million.

9.	Financing Activities (continued)

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of December 31, 2013. During 2013 and 2012, no repurchases were made. In March 2013, we extinguished $31.4 million par value of these bonds.

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

See Note 27 to these financial statements for additional information regarding solicitation of bondholders subsequent to year end December 31, 2013.

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

9.	Financing Activities

Future minimum annual principal payments on indebtedness as of December 31, 2013 are $252.7 million in 2032 and $126.7 million in 2034. There are no debt maturities in 2014 through 2019.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Years Ended December 31,
($ in millions)	2013	2012	2011

Surplus notes	$9.1	$11.6	$12.5
Senior unsecured bonds	19.8	19.2	19.3
Interest expense on indebtedness	$28.9	$30.8	$31.8

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

On September 20, 2012, the Board of Directors (the “Board”) of the Company authorized a program to repurchase up to an aggregate amount of $25,000,000 (not including fees and expenses) of the Company’s outstanding common stock shares. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated, effective September 20, 2012, the Company’s existing stock repurchase program, which was announced on August 5, 2002. There were no repurchases in 2013.

Through December 31, 2013, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2013, we had 5.7 million shares outstanding, net of 0.7 million common shares of treasury stock. Shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2013, we also had 0.4 million common shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares). Please note that these share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which became effective on August 10, 2012.

In 2013, 2012 and 2011, we did not pay any stockholder dividends.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.2% of our outstanding common stock. In 2013, 2012 and 2011, we incurred $2.6 million, $2.3 million and $2.4 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. In 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.0 billion and $1.8 billion at December 31, 2013 and 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	As of December 31,
($ in millions)	2013	2012

Debt securities	$433.0	$484.6
Equity funds	1,920.4	1,862.2
Other	64.3	69.6
Total	$2,417.7	$2,416.4

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our consolidated balance sheets. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our consolidated statements of income and comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2013
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2013	$15.9	$21.7
Incurred	(0.7)	(3.6)
Paid	(0.9)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	8.4	(8.2)
Liability balance as of December 31, 2013	$22.7	$9.8

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$16.4	$17.6
Incurred	0.6	4.0
Paid	(1.1)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$15.9	$21.7

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2011	$17.7	$17.9
Incurred	0.8	(0.7)
Paid	(2.1)	—
Change due to net unrealized gains or losses included in AOCI	—	—
Assumption unlocking	—	0.4
Liability balance as of December 31, 2011	$16.4	$17.6

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:	Account Value	NAR After Reinsurance	Average Attained Age of Annuitant
($ in millions)

2013
GMDB return of premium	$770.3	$2.1	63
GMDB step up	1,974.7	9.9	64
GMDB earnings enhancement benefit (“EEB”)	36.0	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	68
Total GMDB at December 31, 2013	2,807.7	$16.9
Less: General account value with GMDB	403.3
Subtotal separate account liabilities with GMDB	2,404.4
Separate account liabilities without GMDB	997.9
Total separate account liabilities	$3,402.3
GMIB [1] at December 31, 2013	$398.6		64

2012
GMDB return of premium	$799.2	$6.4	62
GMDB step up	1,957.2	25.6	63
GMDB earnings enhancement benefit (“EEB”)	37.5	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,820.6	$39.5
Less: General account value with GMDB	420.6
Subtotal separate account liabilities with GMDB	2,400.0
Separate account liabilities without GMDB	916.5
Total separate account liabilities	$3,316.5
GMIB [1] at December 31, 2012	$416.8		64
———————

[1]
Policies with a GMIB also have a GMDB, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

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

Fixed indexed annuity guaranteed benefits

Many of our fixed indexed annuities contain guaranteed benefits. We establish policy benefit liabilities for minimum death and minimum withdrawal benefit guarantees relating to these policies as follows:

•
Liabilities associated with the GMWB and Chronic Care guarantees are determined by estimating the value of the withdrawal benefits expected to be paid after the projected account value depletes and recognizing the value ratably over the accumulation period based on total expected assessments. Liabilities associated with the GMWB for the fixed indexed annuities differ from those contained on variable annuities in that the GMWB feature and the underlying contract, exclusive of the equity index crediting option, are fixed income instruments.

•
Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments.

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are consistent with those used for amortizing deferred policy acquisition costs. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our consolidated balance sheets.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB and GMDB
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$103.6	$5.6	$0.5
Incurred	62.5	40.1	5.1
Paid	(0.3)	—	—
Change due to net unrealized gains or losses included in AOCI	(57.1)	57.9	—
Assumption unlocking	(18.7)	—	—
Liability balance, end of period	$90.0	$103.6	$5.6

Universal life

Liabilities for universal life contracts in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs.

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$137.7	$118.5	$106.0
Incurred	48.2	30.8	34.6
Paid	(14.3)	(9.5)	(6.2)
Change due to net unrealized gains or losses included in AOCI	(2.4)	2.4	1.1
Assumption unlocking	10.6	(4.5)	(17.0)
Liability balance, end of period	$179.8	$137.7	$118.5

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. The most significant driver of the positive 2013 unlock results in these reserves was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on these products.

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$308.4	$200.5	$110.2
Expenses	61.3	46.3	141.8
Change due to net unrealized gains or losses included in AOCI	0.4	16.8	1.3
Assumption unlocking	(113.1)	44.8	(52.8)
Liability balance, end of period	$257.0	$308.4	$200.5

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant
2013
GMWB	$581.5	64
GMAB	382.2	59
COMBO	7.2	63
Total at December 31, 2013	$970.9
2012
GMWB	$578.4	63
GMAB	390.6	58
COMBO	8.5	62
Total at December 31, 2012	$977.5

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

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

The COMBO rider includes either the GMAB or GMWB rider as well as the GMDB rider at the contract owner’s option.

The GMWB, GMAB and COMBO features represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These liabilities are recorded at fair value within policyholder deposit funds on the consolidated balance sheets with changes in fair value recorded in realized investment gains on the consolidated statements of income and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted. Embedded derivative liabilities for GMWB, GMAB and COMBO are shown in the table below.

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2013	2012

GMWB	$(5.1)	$15.3
GMAB	1.4	14.6
COMBO	(0.4)	(0.3)
Total variable annuity embedded derivative liabilities	$(4.1)	$29.6

There were no benefit payments made for the GMWB and GMAB during 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 13 to these financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $78.9 million and $51.2 million as of December 31, 2013 and 2012, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 12 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $18.8 million, $12.1 million and $(34.4) million for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	Derivative Instruments

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2013 and 2012, $8.6 million and $9.2 million respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			December 31, 2013
			Assets	Liabilities [1]

Interest rate swaps	2016-2027	$139.0	$3.9	$6.8
Variance swaps	2015-2017	0.9	—	7.9
Swaptions	2024 - 2029	3,902.0	30.7	—
Put options	2015-2022	406.0	31.1	—
Call options [2]	2014-2018	1,701.6	163.1	96.1
Cross currency swaps	2016	10.0	—	0.7
Equity futures	2014	160.6	14.3	—
Total derivative instruments		$6,320.1	$243.1	$111.5
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.9 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			December 31, 2012
			Assets	Liabilities [1]

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	406.0	72.7	—
Call options [2]	2013-2017	1,328.4	53.3	33.6
Cross currency swaps	2016	10.0	—	0.1
Equity futures	2013	184.7	15.9	—
Total derivative instruments		$2,135.0	$157.4	$45.8
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $2.7 million.

12.	Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in	Years Ended December 31,
Realized Investment Gains (Losses):	2013	2012	2011
($ in millions)
Derivative instruments by type
Interest rate swaps	$(11.4)	$(0.9)	$10.3
Variance swaps	(3.6)	(7.9)	3.5
Swaptions	17.3	(0.2)	(1.3)
Put options	(42.3)	(22.0)	19.8
Call options	59.3	0.1	(11.9)
Equity futures	(46.5)	(19.4)	(6.2)
Cross currency swaps	(0.5)	(0.1)	0.2
Embedded derivatives	18.8	12.1	(34.4)
Total derivative instrument losses recognized in realized investment gains (losses)	$(8.9)	$(38.3)	$(20.0)

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

12.	Derivative Instruments (continued)

Offsetting of Derivative Assets/Liabilities

The Company may enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties. The following tables present the gross fair value amounts, the amounts offset and net position of derivative instruments eligible for offset in the Company’s consolidated balance sheets that are subject to an enforceable master netting arrangement upon certain termination events, irrespective of whether they are offset in the balance sheet.

	December 31, 2013
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$243.1	$—	$243.1	$(110.2)	$—	$132.9
Total derivative liabilities	$(111.5)	$—	$(111.5)	$110.2	$1.3	$—

	December 31, 2012
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$157.4	$—	$157.4	$(45.7)	$—	$111.7
Total derivative liabilities	$(45.8)	$—	$(45.8)	$45.7	$0.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $7.3 million and $9.1 million as of December 31, 2013 and 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

13.	Fair Value of Financial Instruments (continued)

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

The fair values of Level 2 investments are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities. Management reviews all Level 2 and Level 3 market prices on a quarterly basis.

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value in each respective classification.

13.	Fair Value of Financial Instruments (continued)

Debt securities

We use pricing vendors to estimate fair value for the majority of our public debt securities. The pricing vendors’ estimates are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. The methodologies used by these vendors are reviewed and understood by management through discussion with and information provided by these vendors. The Company assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. Management also assesses whether the assumptions used appear reasonable and consistent with the objective of determining fair value. When our pricing vendors are unable to obtain evaluations based on market data, fair value is determined by obtaining a direct broker quote. Management reviews these broker quotes and valuation techniques to determine whether they are appropriate and consistently applied. Broker quotes are evaluated based on the Company’s assessment of the broker’s knowledge of, and history in trading, the security and the Company’s understanding of inputs used to derive the broker quote. Management also assesses reasonableness of individual security values similar to the vendor pricing review noted above.
For our private placement investments, we estimated fair value using internal models. Private placement securities are generally valued using a matrix pricing approach which categorizes these securities into groupings using remaining average life and credit rating as the two criteria to determine a grouping. The Company obtains current credit spread information from private placement dealers based on the criteria described and adds that spread information to U.S. Treasury rates corresponding to the life of each security to determine a discount rate for pricing. A small number of private placement securities are internally valued using models or analyst judgment. Fair values determined internally are also subject to management review to ensure that valuation models and inputs appear reasonable.

U.S. Government and Agency Securities

We value public U.S. government and agency debt by obtaining fair value estimates from our pricing vendors. For our private placement government and agency debt, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations. For short-term investments, we equate fair value to amortized cost due to their relatively short duration and limited exposure to credit risk.

State and Political Subdivisions

Public state and political subdivision debt is valued by obtaining fair value estimates from our pricing vendors. For our private placement debt securities, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations.

Foreign Government

We obtain fair value estimates from our pricing vendor to value foreign government debt.

Corporate Bonds

For the majority of our public corporate debt, we obtain fair value estimates from our pricing vendors. For public corporate debt in which we cannot obtain fair value estimates from our pricing vendors, we receive a direct quote from a broker. In most cases, we will obtain a direct broker quote from the broker that facilitated the deal. For our private placement debt securities, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations. For private fixed maturities, fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain debt securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

13.	Fair Value of Financial Instruments (continued)

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

Limited partnerships and other investments

Our limited partnerships are accounted for using equity method accounting. We carry these investments on the consolidated balance sheets at the capital value we obtain from the financial statement we received from the general partner. Typically, our carrying value is based on a financial statement one quarter in arrears to accommodate the timing of receipt of financial statements. These financial statements are generally audited annually. Generally the information received is deemed an appropriate approximation of the fair value of these fund investments and no adjustments are made to the financial statements received. Management also has open communication with each fund manager and generally views the information reported from the underlying funds as the best information available to record its investments.

For the limited partnerships in which we consolidate the entity, we hold private debt and equity securities. All consolidated investments are valued using current period financial statements we receive from the general partner.

Included in the other investments balance is the net investment value of life settlement contracts which are accounted under the investment method, which for non-impaired contracts incorporates the initial transaction price, initial direct external costs and continuing costs to keep the policy in force, as well as leveraged lease investments which represent the net investment in leveraged aircraft leases. The leveraged lease aircraft investments are accounted for using equity method. The investments are carried at the capital value obtained from financial statements we received from a third party servicer.

13.	Fair Value of Financial Instruments (continued)

Separate account assets

Our separate account assets consist of mutual funds that are frequently traded. Since 2003, investments owned by The Phoenix Companies, Inc. Employee Pension Plan (the “Plan”) Trust were sold to PHL Variable and the investments converted to ownership by the Trust to the Employee Pension Separate Account (“EPP SA”). The Plan’s Trust purchased a group flexible premium variable accumulation deferred annuity contract. As of May 21, 2012, the Plan surrendered the EPP SA contract for full value and the Plan’s underlying investments are no longer held in the separate account. Certain investments related to fixed income, equities and foreign securities were transferred to Mercer Trust Company for investment management purposes in a group trust investment arrangement. The remaining investments continued with their respective investment managers. These securities are valued using the market approach in which unadjusted market quotes are used. We include these securities in Level 1 of our hierarchy.

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

Valuation of embedded derivatives

We make guarantees on certain variable annuity contracts, including those with GMAB, GMWB and COMBO riders. We also provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts. Both contract types have features that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including equity volatilities and the swap curves. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and other policyholder behavior.

13.	Fair Value of Financial Instruments (continued)

The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. Under the budget method, the value of the initial index option is based on the fair value of the option purchased to hedge the index. The value of the index credits paid in future years is estimated to be the annual budgeted amount. Budgeted amounts are estimated based on available investment income using assumed investment returns and projected liability values. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the methods as described above as a whole to be Level 3 within the fair value hierarchy.

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2013 and 2012, respectively.

Fair Values of Financial Instruments by Level:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$76.6	$327.2	[1]	$403.8
State and political subdivision	—	141.4	269.1		410.5
Foreign government	—	194.0	15.9		209.9
Corporate	—	3,662.1	3,968.4		7,630.5
CMBS	—	600.1	114.4		714.5
RMBS	—	1,344.9	552.0		1,896.9
CDO/CLO	—	—	224.1		224.1
Other asset-backed	—	70.7	247.7		318.4
Total available-for-sale debt securities	—	6,089.8	5,718.8		11,808.6
Available-for-sale equity securities	2.8	—	59.0		61.8
Short-term investments	349.7	11.0	0.9		361.6
Derivative assets	14.3	228.8	—		243.1
Fair value investments [2]	32.1	13.2	165.5		210.8
Separate account assets	3,402.3	—	—		3,402.3
Total assets	$3,801.2	$6,342.8	$5,944.2		$16,088.2
Liabilities
Derivative liabilities	$—	$111.5	$—		$111.5
Embedded derivatives	—	—	74.8		74.8
Total liabilities	$—	$111.5	$74.8		$186.3
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at December 31, 2013 include $125.7 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $23.2 million as of December 31, 2013. Changes in the fair value of these assets are recorded through net investment income. Additionally, $61.9 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.9 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2013.

13.	Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$115.2	$296.7	[1]	$411.9
State and political subdivision	—	144.8	212.4		357.2
Foreign government	—	158.5	45.8		204.3
Corporate	—	3,857.7	3,812.3		7,670.0
CMBS	—	792.5	89.7		882.2
RMBS	—	1,062.4	709.3		1,771.7
CDO/CLO	—	—	223.7		223.7
Other asset-backed	—	125.5	309.9		435.4
Total available-for-sale debt securities	—	6,256.6	5,699.8		11,956.4
Available-for-sale equity securities	2.1	—	32.7		34.8
Short-term investments	699.6	—	—		699.6
Derivative assets	15.9	141.5	—		157.4
Fair value investments [2]	30.6	17.6	153.3		201.5
Separate account assets	3,316.5	—	—		3,316.5
Total assets	$4,064.7	$6,415.7	$5,885.8		$16,366.2
Liabilities
Derivative liabilities	$—	$45.8	$—		$45.8
Embedded derivatives	—	—	80.8		80.8
Total liabilities	$—	$45.8	$80.8		$126.6
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
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

Available-for-sale debt securities as of December 31, 2013 and 2012 are reported net of $27.1 million and $34.5 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2013
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$896.0	$1,496.5	$2,392.5
Energy	—	492.2	335.2	827.4
Financial services	—	1,497.0	971.8	2,468.8
Technical/communications	—	117.7	77.9	195.6
Transportation	—	93.6	230.9	324.5
Utilities	—	316.0	560.0	876.0
Other	—	249.6	296.1	545.7
Total corporates	$—	$3,662.1	$3,968.4	$7,630.5

13.	Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$1,160.3	$1,860.8	$3,021.1
Energy	—	277.8	142.7	420.5
Financial services	—	1,456.5	762.7	2,219.2
Technical/communications	—	154.7	44.6	199.3
Transportation	—	72.6	156.0	228.6
Utilities	—	506.5	631.8	1,138.3
Other	—	229.3	213.7	443.0
Total corporates	$—	$3,857.7	$3,812.3	$7,670.0

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The securities which were transferred as of the end of each reporting period into Level 3 were due to decreased market observability of similar assets and/or changes to significant inputs, such as downgrades or price declines. Transfers out of Level 3 were due to increased market activity on comparable assets or observability of inputs.

Level 3 Financial Assets:	As of
($ in millions)	December 31, 2013
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$88.4	$(15.2)	$—	$—	$—	$(42.7)	$327.2
State and political subdivision	212.4	96.6	(3.6)	—	—	—	(36.3)	269.1
Foreign government	45.8	—	—	8.0	(31.3)	—	(6.6)	15.9
Corporate	3,812.3	828.6	(72.3)	65.6	(41.3)	(4.7)	(619.8)	3,968.4
CMBS	89.7	42.5	(10.5)	8.9	(12.8)	(2.1)	(1.3)	114.4
RMBS	709.3	2.2	(100.3)	—	—	(4.4)	(54.8)	552.0
CDO/CLO	223.7	68.4	(24.3)	—	—	(0.4)	(43.3)	224.1
Other asset-backed	309.9	19.6	(37.2)		(1.3)	0.3	(43.6)	247.7
Total available-for-sale debt securities	5,699.8	1,146.3	(263.4)	82.5	(86.7)	(11.3)	(848.4)	5,718.8
Available-for-sale equity securities	32.7	10.0	(2.3)	—	—	—	18.6	59.0
Short-term investments	—	1.3	—	—	—	(0.4)	—	0.9
Fair value investments	153.3	25.8	(13.4)	1.3		(0.3)	(1.2)	165.5
Total assets	$5,885.8	$1,183.4	$(279.1)	$83.8	$(86.7)	$(12.0)	$(831.0)	$5,944.2
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

13.	Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of
($ in millions)	December 31, 2012
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$336.2	$5.4	$(31.5)	$—	$—	$0.4	$(13.8)	$296.7
State and political subdivision	116.6	53.5	(3.1)	22.1	(11.4)	—	34.7	212.4
Foreign government	51.8	5.0	—	—	—	—	(11.0)	45.8
Corporate	3,501.5	610.2	(89.1)	64.2	(119.2)	0.4	(155.7)	3,812.3
CMBS	100.6	—	(12.1)	32.4	(30.4)	(4.1)	3.3	89.7
RMBS	944.2	3.5	(127.2)	—	—	(9.6)	(101.6)	709.3
CDO/CLO	232.4	25.4	(24.8)	—	—	0.5	(9.8)	223.7
Other asset-backed	335.5	17.2	(30.7)	0.1	(11.4)	(2.1)	1.3	309.9
Total available-for-sale debt securities	5,618.8	720.2	(318.5)	118.8	(172.4)	(14.5)	(252.6)	5,699.8
Available-for-sale equity securities	29.4	11.5	(16.1)	0.2	—	6.8	0.9	32.7
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	144.8	36.0	(37.1)	—	—	9.6	—	153.3
Total assets	$5,793.0	$767.7	$(371.7)	$119.0	$(172.4)	$1.9	$(251.7)	$5,885.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Years Ended December 31,
	2013	2012

Balance, beginning of period	$80.8	$84.5
Net purchases/(sales)	12.8	8.4
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	(18.8)	(12.1)
Balance, end of period	$74.8	$80.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate, recovery rate and reinvestment spread. Keeping other inputs unchanged, an increase in yield, default rate or prepayment rate would decrease the fair value of the asset while an increase in recovery rate or reinvestment spread would result in an increase to the fair value of the asset. Yields are a function of the underlying U.S. Treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

13.	Fair Value of Financial Instruments (continued)

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$327.2	Discounted cash flow	Yield	1.05%-5.66% (3.78%)
State and political subdivision	$119.4	Discounted cash flow	Yield	2.35%-5.79% (3.74%)
Corporate	$2,972.6	Discounted cash flow	Yield	1.00%-6.75% (3.56%)
Other asset-backed	$47.9	Discounted cash flow	Yield	0.5%-3.75% (2.23%)
		Discounted cash flow	Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.5	Discounted cash flow	Default rate	0.25%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$286.1	Discounted cash flow	Yield	1.46% - 5.19% (3.20%)
State and political subdivision	$107.4	Discounted cash flow	Yield	1.94% - 3.53% (2.94%)
Corporate	$2,888.9	Discounted cash flow	Yield	1.36% - 7.82% (3.00%)
CDO/CLO	$15.5	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$43.5	Discounted cash flow	Yield	0.5% - 9.5% (3.41%)
		Discounted cash flow	Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.0	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

13.	Fair Value of Financial Instruments (continued)

Significant inputs used in the fair value measurement of variable annuity GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or CSA would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of
($ in millions)	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$78.9	Budget method	Swap curve	0.19% -3.79%
			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

Level 3 Liabilities:	As of
($ in millions)	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$51.2	Budget method	Swap curve	0.21% - 2.50%
			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$29.6	Risk neutral stochastic valuation methodology	Volatility surface	11.67% - 50.83%
			Swap curve	0.36% - 3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.47%

13.	Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2013
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$327.2	$—	$327.2
State and political subdivision	119.4	149.7	269.1
Foreign government	—	15.9	15.9
Corporate	2,972.6	995.8	3,968.4
CMBS	—	114.4	114.4
RMBS	—	552.0	552.0
CDO/CLO	—	224.1	224.1
Other asset-backed	47.9	199.8	247.7
Total available-for-sale debt securities	3,467.1	2,251.7	5,718.8
Available-for-sale equity securities	—	59.0	59.0
Short-term investments	—	0.9	0.9
Fair value investments	5.5	160.0	165.5
Total assets	$3,472.6	$2,471.6	$5,944.2
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2012
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$286.1	$10.6	$296.7
State and political subdivision	107.4	105.0	212.4
Foreign government	—	45.8	45.8
Corporate	2,888.9	923.4	3,812.3
CMBS	—	89.7	89.7
RMBS	—	709.3	709.3
CDO/CLO	15.5	208.2	223.7
Other asset-backed	43.5	266.4	309.9
Total available-for-sale debt securities	3,341.4	2,358.4	5,699.8
Available-for-sale equity securities	—	32.7	32.7
Short-term investments	—	—	—
Fair value investments	5.0	148.3	153.3
Total assets	$3,346.4	$2,539.4	$5,885.8
Liabilities
Embedded derivatives	$80.8	$—	$80.8
Total liabilities	$80.8	$—	$80.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

13.	Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of December 31,
of Financial Instruments:		2013		2012
($ in millions)	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$2,350.3	$2,338.0	$2,354.7	$2,342.8
Cash and cash equivalents	Level 1	496.4	496.4	246.4	246.4

Financial liabilities:
Investment contracts	Level 3	$3,429.7	$3,424.4	$3,040.7	$3,045.9
Surplus notes	Level 3	126.1	86.5	126.1	95.0
Senior unsecured bonds	Level 2	252.7	224.6	252.7	217.1

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

14.	Income Taxes

Phoenix and its subsidiaries file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

14.	Income Taxes (continued)

Significant Components of Income Taxes from Continuing Operations:	Years Ended December 31,
($ in millions)	2013	2012	2011
Current
U.S.	$9.6	$15.6	$12.3
Foreign	—	—	—
Deferred
U.S.	—	(19.3)	—
Foreign	—	—	—
Total income tax expense (benefit)	$9.6	$(3.7)	$12.3

Reconciliation of Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2013	2012	2011
Income (loss) from continuing operations before income taxes:
U.S.	$16.9	$(156.0)	$2.7
Foreign	—	—	—
Total	$16.9	$(156.0)	$2.7

Income tax expense (benefit) at statutory rate of 35%	$5.9	$(54.6)	$1.0
Dividend received deduction	(2.3)	(2.5)	(3.6)
Expiration of tax attribute carryovers	4.5	5.6	—
Deferred tax validation	(6.4)	—	—
Valuation allowance increase (release)	10.4	48.4	14.3
Realized (gains) losses on available-for-sale securities pledged as collateral	—	—	—
State income taxes (benefit)	(2.8)	—	(2.2)
Other, net	0.3	(0.6)	2.8
Income tax expense (benefit) applicable to continuing operations	$9.6	$(3.7)	$12.3
Effective income tax rates	56.8%	2.4%	455.5%

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2013	2012	2011

Income tax expense (benefit) from continuing operations	$9.6	$(3.7)	$12.3
Income tax from OCI:
Unrealized investment (gains) losses	(20.6)	90.9	0.3
Pension	—	—	—
Policy dividend obligation and deferred policy acquisition cost	—	—	—
Other	—	—	—
Income tax related to cumulative effect of change in accounting	—	—	—
Income tax benefit from discontinued operations	(0.3)	(1.5)	(2.4)
Total income tax recorded to all components of income	$(11.3)	$85.7	$10.2

14.	Income Taxes (continued)

Deferred Income Tax Balances Attributable to Temporary Differences:	Years Ended December 31,
($ in millions)	2013	2012
Deferred income tax assets
Future policyholder benefits	$526.8	$637.2
Unearned premiums / deferred revenues	50.4	57.0
Employee benefits	98.2	128.0
Net operating and capital loss carryover benefits	157.2	244.0
Foreign tax credits carryover benefits	2.2	2.2
Alternative minimum tax credits	12.9	9.4
General business tax credits	23.0	31.5
Other	42.7	16.2
Available-for-sale debt securities	70.0	49.4
Subtotal	983.4	1,174.9
Valuation allowance	(498.8)	(523.3)
Total deferred income tax assets, net of valuation allowance	484.6	651.6
Deferred tax liabilities
Deferred policy acquisition costs	212.7	191.8
Accrued liabilities	156.2	348.8
Investments	45.7	61.6
Gross deferred income tax liabilities	414.6	602.2
Net deferred income tax assets	$70.0	$49.4

As of December 31, 2013, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence - both positive and negative - weighted to the extent the evidence was objectively verifiable. In performing this assessment, management considered tax law which generally requires the Company to compute taxable income separately for its life and non-life entities. This guidance impacts our ability to use tax loss carryovers, which has resulted in life subgroup taxable income and current tax in a period of significant non-life loss carryovers. Although taxable income at the life subgroup level has allowed the Company to partially utilize non-life loss carryovers, this historically, has not rendered deferred tax asset realization due to continued generation of originating deferred tax assets attributed to GAAP losses in 2011 and 2012.

However, the Company also considered the existence of 2013 GAAP pre-tax income in the life subgroup of $106.0 million which has been driven primarily by gains on guaranteed insurance benefit liabilities and actuarial assumption changes. Although this GAAP income does allow for realization of some deferred tax assets, management does not view this pre-tax income to be indicative of sustainable core earnings and, accordingly, does not view this income as a substantial form of positive evidence because this income did not arise until the fourth quarter of 2013.

With the existence of life subgroup taxable profits in recent years, the Company has experienced some utilization of its tax loss carryovers and incurred current federal income tax. Under U.S. federal tax law, the payment of tax by the life subgroup is available for recoupment in the event of future losses. Under U.S. GAAP, the ability to carryback losses and recoup taxes paid can be considered as a source of income when assessing the realization of deferred tax assets. The Company believes that the life subgroup will remain taxable in the near term and as such, we do not believe the taxes paid in the current and prior years will be recouped. Accordingly, management has not deemed the taxes paid in current and prior tax years as a viable source of income when performing its valuation allowance assessment.

Further, we believe that the continued existence of significant negative evidence illustrated by a three year cumulative loss before tax in both the life and non-life subgroups is significant enough to overcome any positive evidence that exists with respect to the 2013 pretax operating results. This additional negative evidence, includes but is not limited to, material weaknesses in internal controls over financial reporting which adversely affect the accuracy of the Company’s financial data, continued costs associated with the financial restatement, risk of failure to comply with the filing deadlines expressed by the SEC, and downgrades of financial strength credit ratings which have the potential to increase policy surrenders and withdrawals.

14.	Income Taxes (continued)

Due to the significance of the negative evidence as well as the weight given to the objective nature of the cumulative losses in recent years, and after consideration of all available evidence, we concluded that our estimates of future taxable income, timing of the reversal of existing taxable temporary differences and certain tax planning strategies did not provide sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. To the extent the Company can demonstrate the ability to generate sustained profitability in the future, the valuation allowance could potentially be reversed resulting in a benefit to income tax expense.

As of December 31, 2013, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $498.8 million has been recorded on net deferred tax assets of $568.8 million. The remaining deferred tax asset of $70.0 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $10.4 million in continuing operations, a decrease of $35.7 million in OCI-related deferred tax balances and an increase of $0.7 million recorded to discontinued operations.

The tax provision reported in continuing operations of $9.6 million consists primarily of current tax expense related to the accrual of regular taxes, offset by available credits up to the alternative minimum tax liability.

As of December 31, 2013, the Company has $157.2 million of net operating and capital loss carryovers. Of this amount, $144.5 million related to $412.8 million of federal net operating losses that are scheduled to expire between the years 2021 and 2033. An additional $1.8 million related to $5.1 million of federal capital losses that are scheduled to expire between the years 2014 and 2015, with $0.1 million and $5.0 million expiring in 2014 and 2015, respectively. The remaining amount of $10.9 million is attributable to state income tax net operating losses.

As of December 31, 2013, we had deferred income tax assets of $23.0 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2032. Additionally, we had deferred income tax assets of $12.9 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.
There were no unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

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

The Company has no interest and penalties as income tax expense and no accrued interest and penalties in the related income tax liability for the years ended December 31, 2013 and December 31, 2012.

15.	Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss):	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net-Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total
($ in millions)

Balance as of December 31, 2011	$(35.1)	$104.0	$(299.6)	$(230.7)
Change in component during the year before reclassifications	24.9	(8.5)	(27.0)	(10.6)
Amounts reclassified from AOCI	4.0	(17.6)	5.6	(8.0)
Balance as of December 31, 2012	(6.2)	77.9	(321.0)	(249.3)
Change in component during the year before reclassifications	12.9	(28.4)	92.6	77.1
Amounts reclassified from AOCI	3.3	(23.0)	6.7	(13.0)
Balance as of December 31, 2013	$10.0	$26.5	$(221.7)	$(185.2)
———————

[1]
See Note 8 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
	For the year ended December 31,
($ in millions)	2013	2012	2011

Net unrealized gains / (losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$(5.1)	$(6.1)	$(2.9)	Net realized capital gains (losses)
	(5.1)	(6.1)	(2.9)	Total before income taxes
	(1.8)	(2.1)	(1.0)	Income tax expense
	$(3.3)	$(4.0)	$(1.9)	Net income (loss)
Net unrealized investment gains / (losses) on all other investments
Available-for-sale securities	$35.4	$27.1	$(12.6)	Net realized capital gains (losses)
	35.4	27.1	(12.6)	Total before income taxes
	12.4	9.5	(4.4)	Income tax expense
	$23.0	$17.6	$(8.2)	Net income (loss)
Net pension liability adjustment
Net gain amortization	$(11.5)	$(10.2)	$(6.9)	Other operating expense
Prior service cost amortization	1.2	1.6	2.1	Other operating expense
	(10.3)	(8.6)	(4.8)	Total before income taxes
	(3.6)	(3.0)	(1.7)	Income tax expense
	$(6.7)	$(5.6)	$(3.1)	Net income (loss)
Total amounts reclassified from AOCI	$13.0	$8.0	$(13.2)	Net income (loss)

16.	Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.

We have three defined benefit plans. The employee pension plan provides benefits not to exceed the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

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

Assumptions Related to Pension and Postretirement Employee Benefit Plans

Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make assumptions in order to calculate the related liabilities and expenses each period. The assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2013, 2012 and 2011 are presented in the following tables.

Principal Rates and Assumptions:	Years Ended December 31,
	2013	2012	2011
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	4.84%	3.98%	4.53%
Projected benefit obligation discount rate – Supplemental Plan	4.69%	3.81%	4.39%
Projected benefit obligation discount rate – Other Post-Employment Benefits	4.21%	3.37%	4.11%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Benefits	10.00%	10.00%	10.00%
Future health care cost increase rate, age 64 and younger	6.00%	6.00%	N/A
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee Plan	3.98%	4.53%	5.32%
Projected benefit obligation discount rate – Supplemental Plan	3.81%	4.39%	5.10%
Projected benefit obligation discount rate – Other Post-Employment Benefits	3.37%	4.11%/3.35%	4.79%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Pension plan assets long-term rate of return	7.75%	8.00%	8.00%
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Plan	10.00%	10.00%	10.00%
Future health care cost increase rate, age 64 and younger	6.00%	6.00%	N/A
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A
———————

[1]	The pension plan was frozen effective March 31, 2010. For periods subsequent to the plan freeze, salary scale is not applicable.

The discount rate assumption is developed using a yield curve approach based upon future pension and other postretirement obligations and currently available market and industry data. The yield curve utilized is comprised of bonds rated Aa/AA or higher by Moody’s Investor Services, Standard & Poor’s and Fitch Ratings Ltd. with maturities between one and fifteen or more years.

16.	Employee Benefit Plans and Employment Agreements (continued)

The health care cost trend rate is a significant assumption which may affect the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would have a material effect to the accumulated postretirement benefit obligation or to the annual service and interest costs.

The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and postretirement benefit plans as of December 31, 2013:

10-Year Benefit Payout Projection:	Employee Plan	Supplemental Plans	Other Postretirement [1]	Total
($ in millions)

2014	$34.2	$8.3	$3.8	$46.3
2015	34.7	8.5	3.6	46.8
2016	35.3	8.5	3.4	47.2
2017	35.9	8.6	3.2	47.7
2018	36.3	8.6	3.1	48.0
2019 to 2023	195.0	44.3	13.2	252.5
———————

[1]	Includes other individual retirement agreements.

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

Employee Pension Plan Asset Allocation:	As of December 31,
	2013	2012
Asset Category
Equity securities	53%	61%
Debt securities	39%	31%
Real estate	2%	2%
Other	6%	6%
Total	100%	100%

We use a building block approach in estimating the long-term rate of return for plan assets. Historical returns are determined by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. The company applied a consistent approach to the determination of the expected rate of return on plan assets in 2014. The expected rate of return for 2014 is 7.5% for the employee pension plan. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. The allocation reflects proper diversification and was reviewed against other corporate pension plans for reasonability and appropriateness.

We use a December 31 measurement date for our pension and other post-employment benefits.

16.	Employee Benefit Plans and Employment Agreements (continued)

Obligations Related to the Employee Pension Plan

The following tables set forth a reconciliation of beginning and ending balances of the fair value of plan assets, benefit obligation as well as the funded status of the Company’s defined benefit pension plans for the years ended December 31, 2013, 2012 and 2011.

Changes in Plan Assets and Benefit Obligations:	Employee Plan
($ in millions)	Years Ended December 31,
	2013	2012	2011
Plans’ Assets
Plan assets’ actual return	$62.1	$55.4	$18.4
Employer contributions	11.4	18.2	17.3
Plan disbursements	(35.6)	(35.4)	(32.8)
Change in plan assets	37.9	38.2	2.9
Plan assets, beginning of period	475.8	437.6	434.7
Plans’ assets, end of period	$513.7	$475.8	$437.6
Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(29.1)	$(29.6)	$(31.1)
Actuarial gain (loss)	49.8	(54.3)	(72.3)
Plan disbursements	35.6	35.4	32.9
Plan amendments	—	—	—
Change in projected benefit obligation	56.3	(48.5)	(70.5)
Projected benefit obligation, beginning of period	(694.8)	(646.3)	(575.8)
Projected benefit obligation, end of period	$(638.5)	$(694.8)	$(646.3)
Plan assets less than projected benefit obligations, end of period	$(124.8)	$(219.0)	$(208.7)
Accumulated benefit obligation	$(638.5)	$(694.8)	$(646.3)

Amounts Recognized in Consolidated Balance Sheets:	Employee Plan
($ in millions)	Years Ended December 31,
	2013	2012

Pension and postretirement liabilities	$(124.8)	$(219.0)

Amounts Recorded in Accumulated Other Comprehensive Income (Loss) as of the end of	Employee Plan
the period and the related changes in these items during the period are as follows:	Years Ended December 31,
($ in millions)	2013	2012	2011

Balance, beginning of period	$260.1	$234.8	$151.6
Deferrals for the period	(75.9)	33.2	88.0
Amortization for the period	(8.6)	(7.9)	(4.8)
Total balance, end of period	$175.6	$260.1	$234.8

Amounts in Accumulated Other Comprehensive Income(Loss) that are Expected to be Recognized	Employee
as Components of Net Periodic Cost (Credit) During the Next Fiscal Year are as follows:	Plan
($ in millions)

Prior service (credit) cost	$—
Net actuarial loss	5.7
Total	5.7

16.	Employee Benefit Plans and Employment Agreements (continued)

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2013	2012	2011

Service cost	$2.1	$0.9	$0.9
Interest cost	27.0	28.7	30.2
Plan assets expected return	(36.1)	(34.2)	(34.1)
Net loss amortization	8.6	7.9	4.9
Prior service cost amortization	—	—	—
Pension benefit expense	$1.6	$3.3	$1.9

Funding Status of Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2013.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2013 and 2012 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2013	2012

Plan assets, end of year	$513.7	$475.8
Projected benefit obligation, end of year	(638.5)	(694.8)
Plan assets less than projected benefit obligations, end of year	$(124.8)	$(219.0)

To meet the above funding objectives, we made contributions to the pension plan totaling $11.4 million and $18.2 million during 2013 and 2012, respectively. Over the next 12 months, we expect to make contributions of approximately $20.5 million from the Company’s operating cash flow. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law, effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

Fair Value Measurement—Employee Pension Plan Assets

See Note 13 to these financial statements for a discussion of the methods employed by us to measure the fair value of invested assets. The following discussion of fair value measurements applies exclusively to our employee pension plan assets.

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

16.	Employee Benefit Plans and Employment Agreements (continued)

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s employee pension plan are measured on a recurring basis at December 31, 2013.

Fair Value of Assets by Type and Level:	As of
($ in millions)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$446.7	$—	$446.7
Virtus Real Estate Securities Trust	—	10.8	—	10.8
Total assets at fair value [1]	$—	$457.5	$—	$457.5
———————

[1]	Excludes $55.3 million in limited partnerships and real estate investments accounted for on the equity method as well as $0.8 million in cash and cash equivalents and money market funds.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s employee pension plan are measured on a recurring basis at December 31, 2012.

Fair Value of Assets by Type and Level:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$408.1	$—	$408.1
Duff & Phelps Real Estate Securities Trust	—	10.6	—	10.6
Total assets at fair value [1]	$—	$418.7	$—	$418.7
———————

[1]	Excludes $50.1 million in limited partnerships and real estate investments accounted for on the equity method as well as $4.3 million in cash and cash equivalents and money market funds.

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments under these plans from cash flow from operations as they become due.

The following tables set forth a reconciliation of beginning and ending balances of the projected benefit obligation of the Company’s supplemental plans for the years ended December 31, 2013, 2012 and 2011.

Changes in Plan Assets and Benefit Obligations:	Supplemental Plan
($ in millions)	Years Ended December 31,
	2013	2012	2011
Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(5.6)	$(6.1)	$(6.6)
Actuarial gain (loss)	10.8	(12.7)	(12.4)
Plan disbursements	8.3	9.8	13.9
Plan amendments	—	—	—
Change in projected benefit obligation	13.5	(9.0)	(5.1)
Projected benefit obligation, beginning of period	(150.9)	(141.9)	(136.8)
Projected benefit obligation, end of period	$(137.4)	$(150.9)	$(141.9)
Plan assets less than projected benefit obligations, end of period	$(137.4)	$(150.9)	$(141.9)

Accumulated benefit obligation	$137.4	$150.9	$141.9

16.	Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Consolidated Balance Sheets:	Supplemental Plan
($ in millions)	Years Ended December 31,
	2013	2012

Pension and postretirement liabilities	$(137.4)	$(150.9)

Amounts Recorded in Accumulated Other Comprehensive Income (Loss) as of the end	Supplemental Plan
of the period and the related changes in these items during the period are as follows:	Years Ended December 31,
($ in millions)	2013	2012	2011

Balance, beginning of period	$77.2	$66.9	$56.6
Deferrals for the period	(10.8)	12.7	12.3
Amortization for the period	(2.9)	(2.4)	(2.0)
Total balance, end of period	$63.5	$77.2	$66.9

Amounts in accumulated other comprehensive income (loss) that are expected to be recognized	Supplemental
as components of net periodic cost (credit) during the next fiscal year are as follows:	Plan
($ in millions)

Prior service (credit) cost	$—
Net actuarial loss	2.5
Total	$2.5

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2013	2012	2011

Service cost	$—	$—	$—
Interest cost	5.6	6.1	6.6
Plan assets expected return	—	—	—
Net loss amortization	2.9	2.5	2.0
Prior service cost amortization	—	—	—
Pension benefit expense	$8.5	$8.6	$8.6

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

In addition, the cap on the Company’s contribution of retiree medical costs for retirees under the age of 65 was reduced beginning with the 2011 plan year. In October 2012, we announced that effective January 1, 2013, the Company’s contribution for pre-65 retiree medical and for post-65 retiree medical was reduced per covered member. These decisions affected retiree medical contributions for both past service and active employees. Curtailments were recognized as a result of the plan changes.

This decision affected benefits attributed to past service for employees that were not grandfathered into retiree medical coverage as well as the expected years of future service for the reduction in the cap for retiree medical costs. Both a negative plan amendment and curtailment were recognized as a result of the plan changes.

16.	Employee Benefit Plans and Employment Agreements (continued)

Components of Postretirement Benefit Expense:	Years Ended December 31,
($ in millions)	2013	2012	2011

Service cost	$0.2	$0.3	$0.4
Interest cost	1.3	1.9	2.7
Net gain amortization	—	(0.2)	—
Prior service cost amortization	(1.2)	(1.6)	(2.1)
Other postretirement benefit expense	$0.3	$0.4	$1.0

Changes in Plan Accumulated Benefit Obligation:	Years Ended December 31,
($ in millions)	2013	2012	2011

Service and interest cost accrued	$(1.5)	$(2.1)	$(3.1)
Actuarial gain (loss)	2.2	3.9	(3.8)
Plan disbursements	3.4	5.3	6.2
Plan amendments	—	11.9	0.4
Change in projected benefit obligation	4.1	19.0	(0.3)
Accumulated benefit obligations, beginning of period	(40.6)	(59.6)	(59.3)
Accumulated benefit obligations, end of period	$(36.5)	$(40.6)	$(59.6)

Amounts Recognized in Consolidated Balance Sheets:	As of December 31,
($ in millions)	2013	2012

Pension and postretirement liabilities	$(36.5)	$(40.6)

Amounts Recorded in Accumulated Other Comprehensive Income (Loss) as of the end	Other Post-Employment Benefits
of the period and the related changes in these items during the period are as follows:	Years Ended December 31,
($ in millions)	2013	2012	2011

Balance, beginning of period	$(4.3)	$(0.4)	$(4.3)
Deferrals for the period – net actuarial loss / (gain)	(2.2)	(4.0)	3.9
Amortization for the period – net actuarial loss / (gain)	—	0.1	—
Subtotal, end of period	(6.5)	(4.3)	(0.4)

Balance, beginning of period	(12.0)	(1.7)	(3.4)
Deferrals for prior service cost / (credit)	—	(11.9)	(0.4)
Amortization for prior service cost / (credit)	1.2	1.6	2.1
Subtotal, end of period	(10.8)	(12.0)	(1.7)
Total balance, end of period	$(17.3)	$(16.3)	$(2.1)

The postretirement benefit plan is unfunded and had projected benefit obligations of $36.5 million and $40.6 million as of December 31, 2013 and 2012, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

Gain amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $1.4 million, all of which relate to prior service cost.

16.	Employee Benefit Plans and Employment Agreements (continued)

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

401(k) Plan

The Company’s employees are eligible to participate in a 401(k) plan. Under this plan, employees may contribute up to 60% of eligible base salary, and then the Company matches up to 6% of an employee’s contributions at certain percentage levels. Certain employees can elect to defer a certain percentage of their base pay into the Company’s Non-Qualified Excess Investment Plan and receive a Company match based upon the same formula in our 401(k) plan. All balances under this plan are unfunded general obligations of the Company, which the Company hedges by making contributions to a trust subject to the claims of our creditors in certain circumstances. Expense recognized related to the 401(k) plan was $4.0 million, $3.4 million and $5.0 million in 2013, 2012 and 2011, respectively.

Effective April 1, 2010, employees of the Company (except Saybrus employees) are eligible to receive an annual employer discretionary contribution according to the 401(k) plan terms.

On November 8, 2012, purchases in the Company stock fund were suspended due to the restatement.

Additional Retirement Benefits

We have agreements with certain of our employees that provide for additional retirement benefits. As of December 31, 2013 and December 31, 2012, the estimated liability for these agreements was $16.9 million and $18.4 million, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

17.	Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Years Ended December 31,
($ in millions)	2013	2012	2011

Compensation cost charged to income from continuing operations	$4.6	$2.6	$4.4
Income tax benefit before valuation allowance	$(1.6)	$(0.9)	$(0.9)

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2013.

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

17.	Share-Based Payments (continued)

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2013	2012	2011

Expected term [1]	N/A	10 years	N/A
Weighted-average expected volatility		37.7%
Weighted-average interest rate		1.9%
Weighted-average common share dividend yield		—%
———————

[1]	Insufficient historical share option exercise experience exists. Therefore, a simplified method for estimating a stock option term was used.

A summary of the stock option activity as of and for the year ended December 31, 2013 is as follows:

Summary of Stock Option Activity: [1]	Year Ended
($ in millions, except share data)	December 31, 2013
	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	$91,189	$188.04	1.57	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Canceled/expired	(14,120)	193.96	—	—
Outstanding, end of period	$77,069	$186.95	1.09	$0.40
Vested and exercisable, end of period	$75,736	$189.71	0.96	$0.10
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

Weighted-Average Fair Value: [1]	Years Ended December 31,
	2013		2012		2011
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	—	$—	2,053	$9.03	—	$—
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

There were and 0 and 250 options exercised for the years ended December 31, 2013 and 2012, respectively. There were no options exercised for the year ended December 31, 2011. We issue new shares to satisfy option exercises.

As of December 31, 2013, there were no unrecognized compensation costs related to non-vested stock options.

In addition to the stock option activity above, 12,500 stock options are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these stock options will be resolved no later than June 30, 2014.

17.	Share-Based Payments (continued)

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

A summary of the RSU activity as of and for the year ended December 31, 2013 is as follows:

Summary of RSU Activity: [1]	Year Ended
December 31, 2013
	Time-Vested		Performance-Contingent
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value

Outstanding, beginning of period	134,894	$53.31	17,024	$55.07
Awarded	18,251	33.76	—	—
Adjustment for performance results	—	—	—	—
Conversion of performance-contingent awards	—	—	—	—
Converted to common shares	(66,365)	54.98	—	—
Forfeited	—	—	—	—
Outstanding, end of period	86,780	$47.92	17,024	$55.07
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

RSUs Awarded: [1]	Years Ended December 31,
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value	Number	Fair Value

Time-vested RSUs awarded	18,251	$33.76	16,497	$26.95	21,426	$36.20
Performance-contingent RSUs awarded	—	$—	—	$—	11,905	$50.40
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

RSU Values:	Years Ended December 31,
($ in millions)	2013	2012	2011

Intrinsic value of RSUs converted	$2.3	$0.1	$0.7
Total grant date fair value of RSUs vested converted to common shares	$3.6	$0.2	$2.8

As of December 31, 2013, there were no unrecognized compensation costs related to service-vested RSU awards.

17.	Share-Based Payments (continued)

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

The Company issues awards that are intended to be settled in cash. As of December 31, 2013 and 2012, a liability of $4.7 million and $1.7 million, respectively was accrued for these awards. No cash payments were made related to these awards for the years ended December 31, 2013 and 2012.

18.	Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share: [1]	Years Ended December 31,
(shares in thousands)	2013	2012	2011

Weighted-average common shares outstanding	5,735	5,770	5,815
Weighted-average effect of dilutive potential common shares:
Restricted stock units	27	75	71
Employee stock options	2	1	—
Potential common shares	29	76	71
Less: Potential common shares excluded from calculation due to net losses	—	(76)	(71)
Dilutive potential common shares	29	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,764	5,770	5,815
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

As a result of the net loss from continuing operations for the years ended December 31, 2012 and 2011, we are required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation. During 2013 we reported net income from continuing operations and included all potentially dilutive common shares in the calculation of diluted earnings per share.

On August 10, 2012, a 1-for-20 reverse stock split became effective and an odd lot program was subsequently instituted following the 1-for-20 reverse stock split. The odd lot program terminated as of October 26, 2012.

The reverse stock split reduced the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million. All weighted-average common shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, have been adjusted to reflect the 1-for-20 reverse stock split. See Note 10 to these financial statements for additional information on the reverse stock split.

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

Segment Information on Revenues:	Years Ended December 31,
($ in millions)	2013	2012	2011

Life and Annuity [1]	$1,693.3	$1,777.1	$1,828.8
Saybrus Partners [2]	26.8	22.9	18.2
Less: Intercompany revenues [3]	8.8	10.8	10.5
Total revenues	$1,711.3	$1,789.2	$1,836.5
———————

[1]	Includes intercompany interest revenue of $0.4 million, $0.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011.

[2]	Includes intercompany commission revenue of $9.2 million, $11.4 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	Years Ended December 31,
($ in millions)	2013	2012	2011

Life and Annuity operating income (loss)	$(7.5)	$(160.0)	$35.9
Saybrus Partners operating income (loss)	3.1	2.6	(1.3)
Less: Applicable income tax expense (benefit)	9.6	(3.7)	12.3
Loss from discontinued operations, net of income taxes	(2.6)	(15.6)	(21.6)
Net realized investment gains (losses)	21.3	(10.5)	(32.1)
Gain on debt repurchase	—	11.9	0.2
Less: Income (loss) attributable to noncontrolling interests	(0.4)	0.6	(0.5)
Net income (loss)	$5.1	$(168.5)	$(30.7)

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

20.	Discontinued Operations (continued)

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

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at December 31, 2013 and 2012.

During the years ended December 31, 2013, 2012 and 2011, net losses recognized for discontinued operations were $1.0 million, $5.7 million and $3.0 million, respectively, and primarily related to the indemnification of Tiptree.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Losses of $1.6 million in 2013, $9.9 million in 2012 and $18.6 million in 2011 were recognized primarily related to adverse developments which occurred during these respective years. See Note 23 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

21.	Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2013, statutory surplus differs from equity reported in accordance with U.S. GAAP for life insurance companies primarily as follows:

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

The information below is taken from the Phoenix Life annual statement filed with state regulatory authorities.

Statutory Financial Data for Phoenix Life: [1]	As of or for the Years Ended December 31,
($ in millions)	2013	2012	2011

Statutory capital, surplus and surplus notes	$597.0	$793.6	$728.8
Asset valuation reserve (“AVR”)	138.2	128.9	116.9
Statutory capital, surplus and AVR [2]	$735.2	$922.5	$845.7
Statutory net gain from operations	$79.8	$160.5	$130.5
Statutory net income (loss)	$(21.0)	$156.2	$95.0
———————

[1]	Amounts in statements filed with state regulatory authorities may differ from audited financial statements.

[2]	Includes all life insurance subsidiaries in consolidation.

21.	Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

In its 2013 annual statement filed with state regulatory authorities, Phoenix Life made $29.9 million of net prior period adjustments which decreased surplus during 2013 as a result of errors found in the Restatement and statutory and U.S. GAAP audits. These adjustments included $33.1 million of net negative prior period adjustments recorded in surplus and net prior period adjustments of $3.2 million in the carrying value of insurance company subsidiaries reflected in the change in net unrealized capital gains. Subsequent to the filing of the 2013 annual statement, Phoenix Life identified $11.7 million of additional net negative prior period adjustments for 2012 as a result of errors found in the Restatement and statutory and U.S. GAAP audits. These adjustments include $4.4 million of net negative prior period adjustments were recorded in Phoenix Life’s surplus and $0.5 million of net prior period adjustments in the carrying value of insurance company subsidiaries reflected in the change in net unrealized capital gains in the first quarter of 2014. Excluded from these adjustments were $22.3 million negative net prior period adjustments identified by Phoenix Life during the second quarter of 2014. The Company intends to reflect negative net prior period adjustments of $15.8 million in surplus and $6.5 million in the carrying value of insurance company subsidiaries in Phoenix Life’s second quarter 2014 financial statements.

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the NYDFS explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries’ RBC was in excess of 250% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2013 and 2012.

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life declared $74.2 million in dividends in 2013 and under the above formula would be able to pay $58.7 million in dividends in 2014.

22.	Premises and Equipment

Premises and equipment are included in other assets in our consolidated balance sheets.

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2013		2012
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$99.3	$33.6	$92.0	$27.2
Equipment and software	72.6	12.2	86.7	16.4
Leasehold improvements	0.4	0.2	0.4	0.3
Premises and equipment cost and carrying value	172.3	$46.0	179.1	$43.9
Accumulated depreciation and amortization	(126.3)		(135.2)
Premises and equipment	$46.0		$43.9

Depreciation and amortization expense for premises and equipment for 2013, 2012 and 2011 totaled $8.2 million, $12.0 million and $12.8 million, respectively.

Rental expenses for operating leases, principally with respect to buildings, amounted to $0.6 million, $0.9 million and $1.2 million in 2013, 2012 and 2011, respectively. Future minimum rental payments under non-cancelable operating leases were $6.8 million as of December 31, 2013, payable as follows: in 2014, $0.8 million; in 2015, $0.8 million; in 2016, $0.8 million; in 2017, $0.8 million; in 2018, $0.8 million and thereafter, $2.8 million. All future obligations for leased property of our discontinued operations were assumed by the buyer upon the completion of the sale on June 23, 2010. See Note 20 to these financial statements for additional information.

23.	Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the outcome of our litigation and arbitration matters described below are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

On February 12, 2014, the Company and PHL Variable submitted an Offer of Settlement with the SEC pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, the Company and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

The Company filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file the 2013 Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, the Company and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which the Company and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. The Company and PHL Variable each is required to pay a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

23.	Contingent Liabilities (continued)

The following table sets forth the deadlines in the Amended Order for the Company’s SEC periodic reports:

Phoenix Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 6, 2014
10-Q	Quarterly Period ended March 31, 2013	September 10, 2014
10-Q	Quarterly Period ended June 30, 2013	September 10, 2014
10-Q	Quarterly Period ended September 30, 2013	September 10, 2014
10-Q	Quarterly Period ended March 31, 2014	October 17, 2014
10-Q	Quarterly Period ended June 30, 2014	October 24, 2014
10-Q	Quarterly Period ended September 30, 2014	December 5, 2014

As of the date of filing of this Form 10-K, the Company believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

The following table sets forth the deadlines in the Amended Order for PHL Variable’s SEC periodic reports:

PHL Variable Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 22, 2014
10-Q	Quarterly Period ended March 31, 2013	September 12, 2014
10-Q	Quarterly Period ended June 30, 2013	September 12, 2014
10-Q	Quarterly Period ended September 30, 2013	September 12, 2014
10-Q	Quarterly Period ended March 31, 2014	October 21, 2014
10-Q	Quarterly Period ended June 30, 2014	October 28, 2014
10-Q	Quarterly Period ended September 30, 2014	December 12, 2014

As of the date of filing of this Form 10-K, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against Phoenix Life and PHL Variable in the United States District Court for the Central District of California; this case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped the Company as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleged that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against the Company, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

23.	Contingent Liabilities (continued)

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. By subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint in the Fleisher Litigation, filed on November 18, 2011, challenges COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York and subject to New York law. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions, which was coordinated by the court, has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. The Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut and assigned a new docket number (C.A. No. 3:14-cv-0555-WWE). The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending. (OCI Case No. 13-C35362).

Phoenix Life and PHL Variable believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

Shareholder Action

On April 17, 2013, Robert Strougo, et al. filed a complaint against the Company, James D. Wehr and Peter A. Hofmann in the United States District Court for the District of Connecticut (Case No. 13-CV-547-RNC) (the “Strougo Litigation”). On November 1, 2013, the plaintiffs filed an amended complaint joining Michael E. Hanrahan as an additional individual defendant. The plaintiffs seek to recover on behalf of themselves and a class defined as all persons (other than the defendants) who purchased or otherwise acquired the Company’s securities between May 5, 2009 and August 14, 2013 for claims arising out of the Company’s announced intent to restate previously filed financial statements. The plaintiffs allege that, throughout the class period, the Company made materially false and misleading statements regarding the Company’s business, operational and compliance policies. The plaintiffs seek damages, attorneys’ fees and other litigation costs. On June 2, 2014, prior to moving to certify a class, the plaintiffs voluntarily dismissed the action with prejudice as to the named plaintiffs.

23.	Contingent Liabilities (continued)

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

State Insurance Department Examinations

During 2012 and 2013, the NYDFS conducted its routine quinquennial financial and market conduct examination covering the period ended December 31, 2012 of the Company’s subsidiary Phoenix Life. The Connecticut Insurance Department conducted its routine financial examination of the Company’s subsidiary, PHL Variable, and two other Connecticut-domiciled insurance subsidiaries. The NYDFS issued the final examination portion of its report for Phoenix Life on June 26, 2014. The Connecticut Insurance Department released its financial examination report for PHL Variable on May 28, 2014. We expect to receive final market conduct examination reports in 2014.

In 2013, the Connecticut Insurance Department commenced a market conduct examination of Phoenix Life, PHL Variable and the Company’s two other Connecticut-domiciled insurance subsidiaries. The report from this examination will also be available in 2014.

Unclaimed Property Inquires

On July 5, 2011, the NYDFS issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We have substantially completed the work associated with this matter and the remaining amount of claim and interest payments to beneficiaries or state(s) has been recorded in policy liabilities and accruals. In addition, 39 states have indicated their intent to perform an unclaimed property audit of funds deemed abandoned under state laws. The audits are in process.

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

23.	Contingent Liabilities (continued)

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

Our total policy liabilities and accruals were $38.4 million and $45.3 million as of December 31, 2013 and 2012, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.1 million and $0.7 million as of December 31, 2013 and 2012, respectively. Losses of $1.6 million were recognized in 2013, $9.9 million in 2012 and $18.6 million in 2011 were recognized. During 2012, the Company completed commutations for a total of $30.1 million, substantially reducing its remaining exposure. During 2011, the Company strengthened reserves to reflect developments in the contracts underlying the block.

24.	Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $28.5 million: $14.2 million in 2014 and $14.3 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of December 31, 2013, the Company had unfunded commitments of $217.7 million under such agreements, of which $61.7 million is expected to be funded by December 31, 2014. See Note 8 to these financial statements for additional information on VIEs.

In addition, the Company enters into agreements to purchase private placement investments. As of December 31, 2013, the Company had open commitments of $135.6 million under such agreements which are expected to be funded by February 15, 2015.

25.	Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data

A summary of The Phoenix Companies, Inc. (parent company only) financial information is presented below. See Notes 9 and 16 to these financial statements for additional information regarding indebtedness and accrued pension and post-employment benefits, respectively.

Parent Company Financial Position:	As of December 31,
($ in millions)	2013	2012

Assets
Available-for-sale debt securities, at fair value	$40.8	$11.3
Short-term investments	119.9	105.0
Fair value investments	23.2	21.9
Cash and cash equivalents	35.4	27.2
Investments in subsidiaries	975.7	1,029.5
Advances to subsidiaries	12.4	16.1
Deferred income taxes, net	—	0.1
Other assets	6.6	6.9
Total assets	$1,214.0	$1,218.0
Liabilities and Stockholders’ Equity
Indebtedness (Note 9)	$268.6	$268.6
Accrued pension and post-employment benefits (Note 16)	315.9	429.3
Other liabilities	56.5	16.3
Total liabilities	641.0	714.2
Total stockholders’ equity	573.0	503.8
Total liabilities and stockholders’ equity	$1,214.0	$1,218.0

Parent Company Results of Operations:	Years Ended December 31,
($ in millions)	2013	2012	2011
Revenues
Equity in undistributed loss of subsidiaries	$21.4	$(153.8)	$(16.1)
Investment income	1.8	1.3	2.3
Net realized investment gains	3.6	2.0	3.4
Total revenues	26.8	(150.5)	(10.4)
Interest expense	20.2	20.2	20.2
Other operating expenses	70.7	10.2	3.2
Total expenses	90.9	30.4	23.4
Loss before income taxes	(64.1)	(180.9)	(33.8)
Income tax expense (benefit)	(69.7)	(11.9)	(1.5)
Income (loss) from continuing operations	5.6	(169.0)	(32.3)
Income (loss) from discontinued operations of subsidiaries	(0.5)	0.5	1.6
Net loss	$5.1	$(168.5)	$(30.7)

25.	Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data (continued)

Parent Company Cash Flows:	Years Ended December 31,
($ in millions)	2013	2012	2011
Operating Activities
Interest income received	$0.9	$1.2	$0.9
Interest paid	(20.0)	(20.0)	(20.1)
Taxes paid	(2.2)	(15.1)	—
Taxes received	3.5	3.4	0.6
Payments to/from subsidiaries	52.5	0.8	(7.9)
Other operating activities, net	(14.9)	(0.6)	5.5
Cash used for operating activities	19.8	(30.3)	(21.0)
Purchases of available-for-sale debt securities	(30.0)	(5.0)	—
Purchases of short-term investments	(579.5)	(264.8)	(109.5)
Sales, repayments and maturities of available-for-sale debt securities	1.0	27.5	1.5
Sales, repayments and maturities of short-term investments	564.7	173.9	117.0
Loan to subsidiary	—	—	(2.5)
Subsidiary loan payments received	3.0	4.0	—
Proceeds from the sale of subsidiary	—	1.0	1.0
Dividends received from subsidiaries	74.2	71.8	64.8
Capital contributions to subsidiaries	(45.0)	—	(0.2)
Capital distributions from subsidiaries	—	—	—
Cash provided by investing activities	(11.6)	8.4	72.1
Indebtedness repayments	—	—	(0.7)
Treasury stock acquired	—	(3.4)	—
Cash used for financing activities	—	(3.4)	(0.7)
Change in cash and cash equivalents	8.2	(25.3)	50.4
Cash and cash equivalents, beginning of period	27.2	52.5	2.1
Cash and cash equivalents, end of period	$35.4	$27.2	$52.5

Other supplementary data related to investments, insurance information, reinsurance, and valuation and qualifying accounts are presented in various locations within the consolidated financial statements and related notes.

•
Investment information including the amortized cost and fair value of investments is provided in Note 8, Investing Activities, and Note 12, Derivative Instruments. The Company’s invested assets did not include related party investments as of December 31, 2013.

•
The Company manages its business by segregating its operations into two reporting segments: Life and Annuity and Saybrus. All insurance information disclosed within the consolidated balance sheets, the consolidated statements of income and comprehensive income and Note 6, Deferred Policy Acquisition Costs, is applicable to the Life and Annuity segment. Unearned premiums included in policy liabilities and accruals were $93.0 million, $102.2 million and $111.2 million as of December 31, 2013, 2012 and 2011, respectively. Saybrus, the Company’s non-insurance segment, had operating expenses of $23.3 million, $20.4 million and $19.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Saybrus did not have any insurance information or investment income as of, and for the years ended December 31, 2013, 2012 and 2011.

•	Information related to reinsurance, including gross, ceded and assumed balances for premiums, policy benefits and life insurance inforce, is provided in Note 5, Reinsurance.

•	Information about the valuation allowance established for certain deferred tax assets is provided in Note 14, Income Taxes.

26.	Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2013 and 2012.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31, [2]	June 30,	Sept 30,	Dec 31,
	2013

Revenues	$394.2	$421.2	$432.2	$463.7

Benefits and expenses	$457.0	$455.2	$445.2	$337.0

Income tax expense (benefit)	$4.2	$(1.3)	$9.2	$(2.5)

Income (loss) from continuing operations	$(67.0)	$(32.7)	$(22.2)	$129.2

Income (loss) from discontinued operations	$(1.8)	$(0.2)	$0.3	$(0.9)

Net income (loss)	$(68.8)	$(32.9)	$(21.9)	$128.3

Less: Net loss attributable to noncontrolling interests	$(0.1)	$(0.1)	$(0.1)	$(0.1)

Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(32.8)	$(21.8)	$128.4

Net income (loss) attributable to The Phoenix Companies, Inc. per share: [1]
Basic	$(12.02)	$(5.71)	$(3.80)	$22.36
Diluted	$(12.02)	$(5.71)	$(3.80)	$22.29
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

[2]	Results for the quarter ended March 31, 2013 include $2.4 million of income related to out of period adjustments. Such amounts are not material to any period presented.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2012

Revenues	$453.5	$418.9	$478.1	$438.7

Benefits and expenses	$455.3	$456.3	$575.0	$458.6

Income tax expense (benefit)	$11.3	$(7.4)	$(4.9)	$(2.7)

Loss from continuing operations	$(13.1)	$(30.0)	$(92.0)	$(17.2)

Loss from discontinued operations	$(0.5)	$(5.5)	$(6.0)	$(3.6)

Net loss	$(13.6)	$(35.5)	$(98.0)	$(20.8)

Less: Net income (loss) attributable to noncontrolling interests	$(0.1)	$(0.1)	$0.8	$—

Net loss attributable to The Phoenix Companies, Inc.	$(13.5)	$(35.4)	$(98.8)	$(20.8)

Net loss attributable to The Phoenix Companies, Inc. per share: [1]
Basic	$(2.32)	$(6.09)	$(17.19)	$(3.65)
Diluted	$(2.32)	$(6.09)	$(17.19)	$(3.65)
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

26.    Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income
	Three months ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	2013
REVENUES:
Premiums	$82.7	$87.4	$84.5	$97.0
Fee income	136.3	132.6	140.4	141.9
Net investment income	191.1	194.0	199.3	202.8
Net realized investment gains (losses):
Total OTTI losses	(0.9)	—	(1.7)	(4.9)
Portion of OTTI losses recognized in OCI	(1.7)	(2.5)	(0.4)	(0.2)
Net OTTI losses recognized in earnings	(2.6)	(2.5)	(2.1)	(5.1)
Net realized investment gains (losses), excluding OTTI losses	(13.3)	9.7	10.1	27.1
Net realized investment gains (losses)	(15.9)	7.2	8.0	22.0
Total revenues	394.2	421.2	432.2	463.7

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	318.8	272.8	261.1	173.8
Policyholder dividends	4.4	51.3	66.2	67.8
Policy acquisition cost amortization	45.3	32.2	33.1	3.1
Interest expense on indebtedness	7.7	7.1	7.1	7.0
Other operating expenses	80.8	91.8	77.7	85.3
Total benefits and expenses	457.0	455.2	445.2	337.0
Income (loss) from continuing operations before income taxes	(62.8)	(34.0)	(13.0)	126.7
Income tax expense (benefit)	4.2	(1.3)	9.2	(2.5)
Income (loss) from continuing operations	(67.0)	(32.7)	(22.2)	129.2
Income (loss) from discontinued operations, net of income taxes	(1.8)	(0.2)	0.3	(0.9)
Net income (loss)	(68.8)	(32.9)	(21.9)	128.3
Less: Net loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(32.8)	$(21.8)	$128.4

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(32.8)	$(21.8)	$128.4
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss)	(68.8)	(32.9)	(21.9)	128.3
Other comprehensive income (loss) before income taxes:
Net unrealized gains (losses) on investments where credit-related impairments were recognized before income taxes	(18.2)	(53.9)	13.4	(22.0)
Net unrealized gains (losses) on all other investments before income taxes	10.7	13.5	(0.8)	1.5
Net pension liability adjustment before income taxes	3.8	2.6	2.6	90.3
Other comprehensive income (loss) before income taxes	(3.7)	(37.8)	15.2	69.8
Less: Income tax expense (benefit) related to:
Net unrealized gains (losses) on investments where credit-related impairments were recognized before income taxes	4.0	(29.0)	0.1	(4.4)
Net unrealized gains (losses) on all other investments	3.8	4.7	(0.3)	0.5
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	7.8	(24.3)	(0.2)	(3.9)
Other comprehensive income (loss), net of income taxes	(11.5)	(13.5)	15.4	73.7
Comprehensive income (loss)	(80.3)	(46.4)	(6.5)	202.0
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income taxes	(0.1)	(0.1)	(0.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(80.2)	$(46.3)	$(6.4)	$202.1

(Continued on next page)

26.    Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page)	Consolidated Statements of Income and Comprehensive Income
($ in millions, except share data)	Three months ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	2013
LOSS PER SHARE:
Income (loss) from continuing operations – basic	$(11.72)	$(5.69)	$(3.87)	$22.50
Income (loss) from continuing operations – diluted	$(11.72)	$(5.69)	$(3.87)	$22.43
Income (loss) from discontinued operations – basic	$(0.31)	$(0.03)	$0.05	$(0.16)
Income (loss) from discontinued operations – diluted	$(0.31)	$(0.03)	$0.05	$(0.16)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(12.02)	$(5.71)	$(3.80)	$22.36
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(12.02)	$(5.71)	$(3.80)	$22.29
Basic weighted-average common shares outstanding (in thousands)	5,715	5,742	5,742	5,742
Diluted weighted-average common shares outstanding (in thousands)	5,715	5,742	5,742	5,761

26.    Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income
	For the period ended
	June 30,	Sept 30,
	2013
REVENUES:
Premiums	$170.1	$254.6
Fee income	268.9	409.3
Net investment income	385.1	584.4
Net realized investment gains (losses):
Total OTTI losses	(0.9)	(2.6)
Portion of OTTI losses recognized in OCI	(4.2)	(4.6)
Net OTTI losses recognized in earnings	(5.1)	(7.2)
Net realized investment gains (losses), excluding OTTI losses	(3.6)	6.5
Net realized investment losses	(8.7)	(0.7)
Gain on debt repurchase	—	—
Total revenues	815.4	1,247.6

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	$591.6	$852.7
Policyholder dividends	55.7	121.9
Policy acquisition cost amortization	77.5	110.6
Interest expense on indebtedness	14.8	21.9
Other operating expenses	172.6	250.3
Total benefits and expenses	912.2	1,357.4
Loss from continuing operations before income taxes	(96.8)	(109.8)
Income tax expense	2.9	12.1
Loss from continuing operations	(99.7)	(121.9)
Loss from discontinued operations, net of income taxes	(2.0)	(1.7)
Net loss	(101.7)	(123.6)
Less: Net loss attributable to noncontrolling interests	(0.2)	(0.3)
Net loss attributable to The Phoenix Companies, Inc.	$(101.5)	$(123.3)

COMPREHENSIVE INCOME (LOSS):
Net loss attributable to The Phoenix Companies, Inc.	$(101.5)	$(123.3)
Net loss attributable to noncontrolling interests	(0.2)	(0.3)
Net loss	(101.7)	(123.6)
Other comprehensive income (loss) before income taxes:
Net unrealized gains (losses) on investments where credit-related impairments were recognized before income taxes	(72.1)	(58.7)
Net unrealized gains (losses) on all other investments before income taxes	24.2	23.4
Net pension liability adjustment before income taxes	6.4	9.0
Other comprehensive loss before income taxes	(41.5)	(26.3)
Less: Income tax expense (benefit) related to:
Net unrealized gains (losses) on investments where credit-related impairments were recognized	(25.0)	(24.9)
Net unrealized gains (losses) on all other investments	8.5	8.2
Net pension liability adjustment	—	—
Total income tax benefit	(16.5)	(16.7)
Other comprehensive loss, net of income taxes	(25.0)	(9.6)
Comprehensive loss	(126.7)	(133.2)
Less: Comprehensive loss attributable to noncontrolling interests, net of income taxes	(0.2)	(0.3)
Comprehensive loss attributable to The Phoenix Companies, Inc.	$(126.5)	$(132.9)

(Continued on next page)

26.    Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income
	For the period ended
	June 30,	Sept 30,
	2013
EARNINGS (LOSS) PER SHARE: [1]
Loss from continuing operations – basic	$(17.36)	$(21.23)
Loss from continuing operations – diluted	$(17.36)	$(21.23)
Earnings (loss) from discontinued operations – basic	$(0.35)	$(0.30)
Earnings (loss) from discontinued operations – diluted	$(0.35)	$(0.30)
Net loss attributable to The Phoenix Companies, Inc.– basic	$(17.68)	$(21.47)
Net loss attributable to The Phoenix Companies, Inc.– diluted	$(17.68)	$(21.47)
Basic weighted-average common shares outstanding (in thousands)	5,742	5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742	5,742
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

26.    Supplemental Unaudited Quarterly Financial Information (continued)

	Consolidated Balance Sheets
($ in millions, except share data)	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
ASSETS:
Available-for-sale debt securities, at fair value	$11,881.1	$11,725.9	$11,713.2
Available-for-sale equity securities, at fair value	34.6	38.7	45.2
Short-term investments	699.5	599.8	454.8
Limited partnerships and other investments	563.4	559.4	573.0
Policy loans, at unpaid principal balances	2,340.1	2,350.1	2,329.9
Derivative investments	194.4	206.5	197.2
Fair value investments	215.2	216.1	223.7
Total investments	15,928.3	15,696.5	15,537.0
Cash and cash equivalents	295.2	369.3	492.8
Accrued investment income	176.1	183.3	206.1
Receivables	68.6	62.7	68.6
Reinsurance recoverable	594.4	577.0	589.6
Deferred policy acquisition costs	881.5	914.6	900.4
Deferred income taxes, net	41.5	65.8	66.0
Other assets	250.5	262.4	276.4
Discontinued operations assets	48.4	47.1	45.5
Separate account assets	3,406.7	3,273.5	3,350.9
Total assets	$21,691.2	$21,452.2	$21,533.3

LIABILITIES:
Policy liabilities and accruals	$12,653.8	$12,577.7	$12,559.3
Policyholder deposit funds	3,153.8	3,247.8	3,328.6
Dividend obligations	943.8	744.6	746.5
Indebtedness	378.8	378.8	378.8
Pension and postretirement liabilities	424.7	418.5	407.2
Other liabilities	256.1	385.3	342.9
Discontinued operations liabilities	42.9	41.3	39.6
Separate account liabilities	3,406.7	3,273.5	3,350.9
Total liabilities	21,260.6	21,067.5	21,153.8

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 22, 23 and 24)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding [1]	0.1	0.1	0.1
Additional paid-in capital	2,632.9	2,633.0	2,633.1
Accumulated other comprehensive loss	(260.8)	(274.3)	(258.9)
Accumulated deficit	(1,765.9)	(1,798.7)	(1,820.5)
Treasury stock, at cost: 0.7 million shares [1]	(182.9)	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	423.4	377.2	370.9
Noncontrolling interests	7.2	7.5	8.6
Total stockholders’ equity	430.6	384.7	379.5
Total liabilities and stockholders’ equity	$21,691.2	$21,452.2	$21,533.3
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

26.    Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Changes in Stockholders’ Equity
	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1	$0.1
Balance, end of period	$0.1	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,633.1	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.2)	(0.1)	—
Balance, end of period	$2,632.9	$2,633.0	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$(249.3)	$(249.3)
Other comprehensive income (loss)	(11.5)	(25.0)	(9.6)
Balance, end of period	$(260.8)	$(274.3)	$(258.9)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,697.2)	$(1,697.2)	$(1,697.2)
Net loss	(68.7)	(101.5)	(123.3)
Balance, end of period	$(1,765.9)	$(1,798.7)	$(1,820.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)	$(182.9)
Treasury shares purchased	—	—	—
Balance, end of period	$(182.9)	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES:
Balance, beginning of period	$503.8	$503.8	$503.8
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(80.4)	(126.6)	(132.9)
Stockholders’ equity, end of period	$423.4	$377.2	$370.9

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$6.7	$6.7
Change in noncontrolling interests	0.5	0.8	1.9
Balance, end of period	$7.2	$7.5	$8.6

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$510.5	$510.5
Change in stockholders’ equity	(79.9)	(125.8)	(131.0)
Stockholders’ equity, end of period	$430.6	$384.7	$379.5

26.    Supplemental Unaudited Quarterly Financial Information (continued)

	Consolidated Statements of Cash Flows
($ in millions)	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
OPERATING ACTIVITIES:
Net loss	$(68.7)	$(101.5)	$(123.3)
Net realized investment gains (losses)	15.9	8.7	(3.8)
Gain on debt repurchase	—	—	—
Policy acquisition costs deferred	(14.9)	(28.9)	(42.8)
Amortization of deferred policy acquisition costs	45.3	77.5	110.6
Amortization and depreciation	2.2	4.3	6.3
Interest credited	30.5	63.7	99.8
Equity in earnings of limited partnerships and other investments	(8.7)	(21.4)	(35.4)
Change in:
Accrued investment income	(45.8)	(70.1)	(102.8)
Deferred income taxes	—	—	—
Receivables	14.2	20.1	14.1
Reinsurance recoverable	(11.0)	5.8	(6.7)
Policy liabilities and accruals	(116.8)	(193.8)	(299.3)
Dividend obligations	(39.4)	(33.5)	(9.4)
Post retirement benefit liabilities	(0.8)	(4.4)	(13.1)
Impact of operating activities of consolidated investment entities, net	1.4	(2.0)	(3.6)
Other operating activities, net	10.0	15.1	31.7
Cash used for operating activities	(186.6)	(260.4)	(377.7)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(394.1)	(992.7)	(1,673.6)
Available-for-sale equity securities	—	(2.4)	(4.5)
Short-term investments	(699.5)	(849.4)	(1,089.1)
Derivative instruments	(44.8)	(59.8)	(72.4)
Other investments	(14.6)	(19.4)	(25.8)
Fair value investments	(0.3)	(0.6)	(0.9)
Sales, repayments and maturities of:
Available-for-sale debt securities	428.4	912.6	1,524.1
Available-for-sale equity securities	1.1	2.7	3.8
Derivative instruments	12.5	22.4	34.0
Short-term investments	699.7	949.6	1,334.5
Fair value investments	4.6	11.7	17.0
Other investments	—	—	1.2
Contributions to limited partnerships and limited liability corporations	(9.8)	(27.7)	(51.8)
Distributions from limited partnerships and limited liability corporations	33.6	58.8	78.9
Policy loans, net	49.5	57.3	86.8
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(0.8)	(4.2)	(6.9)
Cash provided by investing activities	65.5	58.9	155.3

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	362.9	708.9	1,025.1
Policyholder deposit fund withdrawals	(282.7)	(578.1)	(857.4)
Net transfers to/from separate accounts	89.5	193.0	299.3
Impact of financing activities of consolidated investment entities, net	0.6	1.1	2.3
Other financing activities, net	—	—	—
Cash provided by financing activities	170.3	324.9	469.3
Change in cash and cash equivalents	49.2	123.4	246.9
Change in cash balances of discontinued operations assets	(0.4)	(0.5)	(0.5)
Cash and cash equivalents, beginning of period	246.4	246.4	246.4
Cash and cash equivalents, end of period	$295.2	$369.3	$492.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$0.1	$8.7	$8.5
Interest expense on indebtedness paid	$4.7	$13.9	$18.6

Non-Cash Transactions During the Year
Investment exchanges	$37.7	$74.4	$85.7

27.	Subsequent Events

Management and Organizational Changes

On April 23, 2014, we announced the retirement of Mr. Gordon J. Davis, from the Board, effective Thursday, May 22, 2014, in keeping with the Board’s retirement guidelines.

On May 28, 2014, we announced the appointment of Westley V. Thompson to the Board, effective September 1, 2014, to fill the vacancy resulting from the retirement of Mr. Davis.

Bond Consent Solicitations

Prior to December 31, 2013, we successfully completed two consent solicitations of bondholders (“Holders”) holding our 7.45% Quarterly Interest Bonds due 2032 (CUSIP 71902E 20 8) (NYSE: PFX) (“Bonds”) seeking a consent to amend the indenture governing the bonds (“Indenture”) and a related waiver to extend the due dates for providing certain of our delayed SEC reports to the bond trustee (“Trustee”).

On January 23, 2014, we commenced a third consent solicitation of Holders of Bonds to further amend the Indenture and provide a related waiver to extend the date for providing the Trustee with the Quarterly Report on Form 10-Q for the third quarter of 2012 (the “Third Quarter 2012 Form 10-Q”), the 2012 Form 10-K, our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2013 (the “2013 Forms 10-Q”), this Form 10-K and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2014 (the “2014 Forms 10-Q”) to March 16, 2015.

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

On May 22, 2014, Phoenix Life paid a $11.9 million dividend to Phoenix.

Late Filings

On February 28, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our 2013 Annual Report on Form 10-K with the SEC.

On May 12, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2014 with the SEC.

Restatement

On April 1, 2014, Phoenix filed with the SEC its 2012 Form 10-K containing its restatement of previously issued audited financial statements prepared in accordance with U.S. GAAP. The 2012 Annual Report on Form 10-K contains audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC.

On April 23, 2014, Phoenix filed with the SEC its Form 10-Q for the period ending September 30, 2012.

27.	Subsequent Events (continued)

SEC Cease-and-Desist Order

See Note 23 to these financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.

NYSE Actions

On April 4, 2014, we filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 we received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. This notice informed us that, as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013, we were subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE would monitor the status of filing of the Annual Report on Form 10-K for the year ended December 31, 2013 and related public disclosures for up to a six-month period from its due date. If the Company has not filed the Annual Report on Form 10-K for the year ended December 31, 2013 within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the Annual Report on Form 10-K for the year ended December 31, 2013 prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances.

Rating Agency Actions

On January 14, 2014, Moody’s Investor Services withdrew all ratings of The Phoenix Companies, Inc. including the Caa1 senior debt rating of Phoenix and the Ba2 financial strength rating of the Company’s life insurance subsidiaries and the B1 (hyb) debt rating of Phoenix Life’s surplus notes.

On May 20, 2014, Standard & Poor’s Ratings Service placed its ‘B-’, long-term counterparty credit rating on The Phoenix Companies, Inc. and its ‘BB-’ long-term counterparty credit and financial strength ratings on Phoenix Life and PHL Variable on CreditWatch with negative implications.

Statutory Results

Our insurance company subsidiaries are required to file, with state regulatory authorities, annual financial statements prepared in accordance with the Statement of Statutory Accounting Principles (“STAT”).

Our insurance company subsidiaries filed their respective annual unaudited STAT financial statements for the year ended December 31, 2013 with their applicable state insurance regulators on a timely basis on February 28, 2014.

Our insurance company subsidiaries filed their respective annual audited STAT financial statements for the year ended December 31, 2012 with their applicable state insurance regulators on May 1, 2014.

Our insurance company subsidiaries filed their respective unaudited STAT financial statements for the quarter ended March 31, 2014 with their applicable state insurance regulators on a timely basis on May 15, 2014.

EXHIBIT INDEX

Exhibit

2.1
Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

3.1
Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc., as amended August 10, 2012 (incorporated herein by reference to Exhibit 3.1(a) to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

3.2	By-Laws of The Phoenix Companies, Inc., as amended May 15, 2012 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2012)

4.1
Indenture dated as of December 27 2001, between The Phoenix Companies, Inc. and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

4.2
Specimen of Global Bond dated as of December 27, 2001, issued by The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

4.3
First Supplemental Indenture dated as of January 18, 2013, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 18, 2013)

4.4
Second Supplemental Indenture dated as of May 23, 2013, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 24, 2013)

4.5
Third Supplemental Indenture dated as of February 21, 2014, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 21, 2014)

10.1
The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.2
First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3
Second Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 7, 2012)

10.4
Third Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.5
Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.6
Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.7
Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.8
The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.9
The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.10
First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.11
The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.12
First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.13
The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.14
First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.15
Second Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.16
Third Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 12, 2012)

10.17
Fourth Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.18
The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.19
First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.20
Second Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.21
The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.22
First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.23
Second Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.24
The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.25
First Amendment to The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.25 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.26
Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.27
Form of Description of Long-Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.28
Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006; SEC File Number 001-16517)

10.29
Form of Restricted Stock Units Agreement for Individual Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007; SEC File Number 001-16517)

10.30
Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007; SEC File Number 001-16517)

10.31
Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007; SEC File Number 001-16517)

10.32
Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007; SEC File Number 001-16517)

10.33
Form of Restricted Stock Units Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.34
Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.35
The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.36
First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.37
The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.38
First Amendment to The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.39
The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.40	First Amendment to The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.40 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

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

10.43	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 13, 2013)

10.44
Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004; SEC File Number 001-16517)

10.45	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.46
Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.47
Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008; SEC File Number 001-16517)

10.48
Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.49
Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.50
Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.51
Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.52
Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.53
Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 6, 2009; SEC File Number 001-16517)

10.54
Letter from The Phoenix Companies, Inc. to the Chief Financial Officer dated April 3, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 4, 2014)

10.55
Letter from The Phoenix Companies, Inc. to the Chief Investment Officer dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 18, 2014)

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