Form 10-Q
period 2013-03-31
PHOENIX COMPANIES INC/DE
filed 2014-09-11
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

On September 4, 2014 the registrant had 5.7 million shares of common stock outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Form 10-Q”) is being filed by The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

The Company filed a Current Report on Form 8-K with the SEC on November 8, 2012 (as was amended by Forms 8-K/A filed by the Company on March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in each case filed prior to November 8, 2012, should no longer be relied upon and should be restated.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 1, 2014 (the “2012 Form 10-K”), the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheet as of December 31, 2011 and consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for each of the years ended December 31, 2011 and 2010; (ii) the selected financial data as of and for each of the years ended December 31, 2011, 2010, 2009 and 2008; and (iii) the unaudited consolidated statements of income and comprehensive income, unaudited consolidated balance sheets, unaudited consolidated statements of cash flows and unaudited consolidated statements of changes in stockholders’ equity for the periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011. In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services - Insurance (ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”), and correction of accounting errors related to the adoption as originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. The 2012 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2011 and 2010 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012, and March 31, June 30 and September 30, 2011.

The unaudited financial statements for the three month period ended March 31, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three month period ended March 31, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. The unaudited financial statements for the three month period ended March 31, 2013 contained in this Form 10-Q are consistent with those contained in the 2013 Form 10-K.

The information contained in this Form 10-Q serves to update the financial statements of the Company for the year ended December 31, 2012 contained in the 2012 Form 10-K, but does not serve to update the financial statements of the Company for the year ended December 31, 2013 contained in the 2013 Form 10-K.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our consolidated financial statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Balance Sheets
($ in millions, except share data)
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,964.9 and $11,018.4)	$11,881.1	$11,956.4
Available-for-sale equity securities, at fair value (cost of $25.3 and $27.5)	34.6	34.8
Short-term investments	699.5	699.6
Limited partnerships and other investments	563.4	577.3
Policy loans, at unpaid principal balances	2,340.1	2,354.7
Derivative instruments	194.4	157.4
Fair value investments	215.2	201.5
Total investments	15,928.3	15,981.7
Cash and cash equivalents	295.2	246.4
Accrued investment income	176.1	170.3
Receivables	68.6	82.9
Reinsurance recoverable	594.4	583.6
Deferred policy acquisition costs	881.5	902.2
Deferred income taxes, net	41.5	49.4
Other assets	250.5	243.1
Discontinued operations assets	48.4	53.7
Separate account assets	3,406.7	3,316.5
Total assets	$21,691.2	$21,629.8

LIABILITIES:
Policy liabilities and accruals	$12,653.8	$12,656.7
Policyholder deposit funds	3,153.8	3,040.7
Dividend obligations	943.8	1,003.6
Indebtedness	378.8	378.8
Pension and postretirement liabilities	424.7	429.3
Other liabilities	256.1	245.3
Discontinued operations liabilities	42.9	48.4
Separate account liabilities	3,406.7	3,316.5
Total liabilities	21,260.6	21,119.3

CONTINGENCIES AND COMMITMENTS (Notes 21 & 22)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.7 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.9	2,633.1
Accumulated other comprehensive income (loss)	(260.8)	(249.3)
Retained earnings (accumulated deficit)	(1,765.9)	(1,697.2)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	423.4	503.8
Noncontrolling interests	7.2	6.7
Total stockholders’ equity	430.6	510.5
Total liabilities and stockholders’ equity	$21,691.2	$21,629.8

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
		As restated and amended
REVENUES:
Premiums	$82.7	$97.5
Fee income	136.3	146.7
Net investment income	191.1	217.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.9)	(10.5)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(1.7)	3.7
Net OTTI losses recognized in earnings	(2.6)	(6.8)
Net realized investment gains (losses), excluding OTTI losses	(13.3)	(1.8)
Net realized investment gains (losses)	(15.9)	(8.6)
Total revenues	394.2	453.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	318.8	258.0
Policyholder dividends	4.4	70.6
Policy acquisition cost amortization	45.3	53.4
Interest expense on indebtedness	7.7	7.9
Other operating expenses	80.8	65.4
Total benefits and expenses	457.0	455.3
Income (loss) from continuing operations before income taxes	(62.8)	(1.8)
Income tax expense (benefit)	4.2	11.3
Income (loss) from continuing operations	(67.0)	(13.1)
Income (loss) from discontinued operations, net of income taxes	(1.8)	(0.5)
Net income (loss)	(68.8)	(13.6)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(13.5)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Three Months Ended March 31, 2013 and 2012

(Continued from previous page)	Three Months Ended March 31,
	2013	2012
		As restated and amended
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(13.5)
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)
Net income (loss)	(68.8)	(13.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(7.5)	34.4
Net pension liability adjustment	3.8	1.7
Other comprehensive income (loss) before income taxes	(3.7)	36.1
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	7.8	29.3
Net pension liability adjustment	—	—
Total income tax expense (benefit)	7.8	29.3
Other comprehensive income (loss), net of income taxes	(11.5)	6.8
Comprehensive income (loss)	(80.3)	(6.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(80.2)	$(6.7)

EARNINGS (LOSS) PER SHARE: [1]
Income (loss) from continuing operations – basic	$(11.72)	$(2.25)
Income (loss) from continuing operations – diluted	$(11.72)	$(2.25)
Income (loss) from discontinued operations – basic	$(0.31)	$(0.09)
Income (loss) from discontinued operations – diluted	$(0.31)	$(0.09)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(12.02)	$(2.32)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(12.02)	$(2.32)
Basic weighted-average common shares outstanding (in thousands)	5,715	5,816
Diluted weighted-average common shares outstanding (in thousands)	5,715	5,816
———————

[1]	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2013 and 2012

	March 31,
	2013	2012
		As restated and amended
OPERATING ACTIVITIES:
Net income (loss)	$(68.7)	$(13.5)
Net realized investment gains / losses	15.9	8.6
Policy acquisition costs deferred	(14.9)	(21.2)
Policy acquisition cost amortization	45.3	53.4
Amortization and depreciation	2.2	3.4
Interest credited	30.5	29.7
Equity in earnings of limited partnerships and other investments	(8.7)	(24.0)
Change in:
Accrued investment income	(45.8)	(47.3)
Deferred income taxes, net	—	(0.7)
Receivables	14.2	34.8
Reinsurance recoverable	(11.0)	(12.5)
Policy liabilities and accruals	(116.8)	(151.5)
Dividend obligations	(39.4)	19.9
Pension and postretirement liabilities	(0.8)	(4.8)
Impact of operating activities of consolidated investment entities, net	1.4	0.7
Other operating activities, net	10.0	(27.2)
Cash provided by (used for) operating activities	(186.6)	(152.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(394.1)	(375.3)
Available-for-sale equity securities	—	(5.0)
Short-term investments	(699.5)	(249.8)
Derivative instruments	(44.8)	(19.0)
Fair value and other investments	(14.9)	(0.4)
Sales, repayments and maturities of:
Available-for-sale debt securities	428.4	345.9
Available-for-sale equity securities	1.1	0.3
Short-term investments	699.7	171.0
Derivative instruments	12.5	1.8
Fair value and other investments	4.6	8.0
Contributions to limited partnerships and limited liability corporations	(9.8)	(21.7)
Distributions from limited partnerships and limited liability corporations	33.6	25.2
Policy loans, net	49.5	38.6
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	(0.8)	(0.7)
Cash provided by (used for) investing activities	65.5	(81.1)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2013 and 2012

(Continued from previous page)	March 31,
	2013	2012
		As restated and amended
FINANCING ACTIVITIES:
Policyholder deposit fund deposits	362.9	447.8
Policyholder deposit fund withdrawals	(282.7)	(320.6)
Net transfers to/from separate accounts	89.5	114.7
Impact of financing activities of consolidated investment entities, net	0.6	0.1
Other financing activities, net	—	—
Cash provided by (used for) financing activities	170.3	242.0
Change in cash and cash equivalents	49.2	8.7
Change in cash included in discontinued operations assets	(0.4)	0.1
Cash and cash equivalents, beginning of period	246.4	168.2
Cash and cash equivalents, end of period	$295.2	$177.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$0.1	$—
Interest expense on indebtedness paid	$4.7	$4.7

Non-Cash Transactions During the Year
Investment exchanges	$37.7	$22.4

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
($ in millions)
Three Months Ended March 31, 2013 and 2012

	March 31,
	2013	2012
		As restated and amended
COMMON STOCK:
Balance, beginning of period	$0.1	$1.3
Balance, end of period	$0.1	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,630.5
Issuance of shares and compensation expense on stock compensation awards	(0.2)	0.3
Balance, end of period	$2,632.9	$2,630.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$(230.7)
Other comprehensive income (loss)	(11.5)	6.8
Balance, end of period	$(260.8)	$(223.9)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,697.2)	$(1,528.7)
Net income (loss)	(68.7)	(13.5)
Balance, end of period	$(1,765.9)	$(1,542.2)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(179.5)
Balance, end of period	$(182.9)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$692.9
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(80.4)	(6.4)
Balance, end of period	$423.4	$686.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$2.8
Change in noncontrolling interests	0.5	—
Balance, end of period	$7.2	$2.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$695.7
Change in stockholders’ equity	(79.9)	(6.4)
Stockholders’ equity, end of period	$430.6	$689.3

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012

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

2.    Restatement and Amendment of Previously Reported Financial Information

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Form 10-Q”) is being filed by the Company subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

The Company filed a Current Report on Form 8-K with the SEC on November 8, 2012 (as was amended by Forms 8-K/A filed by the Company on March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in each case filed prior to November 8, 2012, should no longer be relied upon and should be restated.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 1, 2014 (the “2012 Form 10-K”), the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheet as of December 31, 2011 and consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for each of the years ended December 31, 2011 and 2010; (ii) the selected financial data as of and for each of the years ended December 31, 2011, 2010, 2009 and 2008; and (iii) the unaudited consolidated statements of income and comprehensive income, unaudited consolidated balance sheets, unaudited consolidated statements of cash flows and unaudited consolidated statements of changes in stockholders’ equity for the periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011. In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services - Insurance (“ASU 2010-26,” Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts), and correction of accounting errors related to the adoption as originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. The 2012 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2011 and 2010 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012, and March 31, June 30 and September 30, 2011.

The unaudited financial statements for the three month period ended March 31, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three month period ended March 31, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. Accordingly and as discussed in the 2012 Form 10-K, the Company has restated and amended its consolidated financial statements as of and for the comparative three months ended March 31, 2012 to: (i) adjust for the impact of the errors identified during the Restatement; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

The Company has classified the errors that were affected by the Restatement into the following major categories:

1.    Actuarial Finance (which includes various subcategories as noted more fully below)
2.    Investments (which includes various subcategories as noted more fully below)
3.    Reinsurance Accounting
4.    Pensions
5.    Cash Flows and Changes in Classification

In addition to these five categories, there are certain items labeled “other restatement adjustments” which primarily relate to previously recorded out-of-period errors that were previously identified and determined not to be material individually or in the aggregate. The Company considered each of these errors individually and in the aggregate during the course of the Restatement and concluded that certain of these previously identified errors, namely actuarial and pension, would be most appropriately presented within the “Actuarial Finance” and “Pensions” sections below, with the remaining errors most appropriately categorized into “other restatement adjustments” rather than any of the five major categories. Additional details are presented in the financial statement tables detailed more fully within this Note below.

Actuarial Finance

The Company determined that there were errors related to the actuarial valuation of insurance liabilities and the amortization of deferred policy acquisition costs (“DAC”). Errors were identified related to data, assumptions and valuation methodologies and separated into the following sub-categories detailed below:

•
Accounting for Certain Universal Life Type Products:  Certain of the Company’s universal life products have benefit features that are expected to produce profits in earlier periods followed by losses in later periods. Under generally accepted accounting principles in the United States (“U.S. GAAP”), the Company is required to establish reserves for the anticipated benefits that exceed the projected contract value and arise from these features. The Company did not properly evaluate certain benefit features and, therefore, did not properly establish the required reserves. The resulting changes in the reserve had a secondary impact on gross profits used to amortize DAC and unearned revenue reserves.

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

The Company also determined it was using inappropriate approximations of reinsurance that when aggregated did not properly reflect the underlying reinsurance costs accurately within the models it uses to amortize DAC and to value policyholder liabilities. The impact of the correction of this reinsurance modeling error indirectly impacted the balances discussed above.

In addition, the impact of this error indirectly impacted the calculation of the “Shadow Accounting” error which is a separately identifiable component of actuarial errors and, accordingly, is described within the “Shadow Accounting” section of “Actuarial Finance” directly below.

The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Shadow Accounting:  Under U.S. GAAP accounting, assets and liabilities that are backed by a portfolio of assets classified as available-for-sale must be adjusted to reflect the amount of unrealized gains or unrealized losses “as if the amounts were realized” with a corresponding offset to other comprehensive income (loss) in a process commonly referred to as “shadow accounting.” The Company failed to recognize all of the relationships between the available-for-sale assets and the supported assets and liabilities in calculating these adjustments. During the Restatement, the shadow accounting policy and valuation process were corrected to ensure all interrelated assets and liabilities were being properly identified and to ensure that the impacts of these unrealized gains or losses were properly recorded. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Loss Recognition:  Under U.S. GAAP accounting, the Company must periodically assess the net liability (net of DAC) to ensure it is sufficient to provide for the expected policyholder benefits and related expenses. Upon analysis, the Company determined that for certain lines of business the “locked-in” historical estimates used to calculate the policyholder liabilities were insufficient prior to, and also as a result of, entering into a new reinsurance treaty (as discussed within the “Reinsurance Accounting” section below) and in light of the current interest rate environment. Upon identification of loss recognition events, the Company reduced its DAC asset and established additional liabilities to rectify the insufficiency in the net liability which was identified for certain lines of business. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Traditional Product Revenue Recognition:  The Company did not properly recognize premiums when due under the terms of the contract related to its traditional participating life insurance policies. In conjunction with the correction of this error, the Company also revised the projected income (the “glidepath”) from inception of the closed block in order to properly reflect the revised timing of revenue recognition. The correction of these errors did not have a material impact on annual net income in any given period or the amounts disclosed ‘at inception’ within Note 5: “Demutualization and Closed Block.” The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Liability for the Future Cost of a Settlement Agreement:  As a result of the settlement of a class action lawsuit reached prior to demutualization and related to the Company’s participating business, the Company was required to record a liability for the future costs associated with reimbursing certain customers for supplemental premium payments. The calculation of this liability involves estimates of future policy lapses and policyholder mortality that are consistent with the assumptions used to estimate other policyholder liabilities. However, the Company did not properly record this incremental liability within the consolidated financial statements. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Fixed Indexed Annuities (“FIA”): During the Company’s analysis of the fixed indexed annuity valuation process, errors associated with the actuarial modeling of certain fixed indexed annuity product features which were modeled beginning in 2011 were identified. These errors related to incomplete or inaccurate data and inappropriate approximations of product features which resulted in the incorrect calculation for the policyholder liabilities including the related embedded derivatives and liabilities associated with certain benefits for the product. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Other Actuarial Errors:  Included within these amounts are all actuarial out-of-period errors as well as other individually immaterial errors which were identified during the Restatement process in conjunction with management’s comprehensive balance sheet review and relating to the Company’s actuarial assumptions, approximations and valuation methods/models for its life and annuity business. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors [2]

REVENUES:
Premiums	$—	$—	$—	$(2.4)	$—	$—	$(0.3)	$(2.7)
Fee income	0.3	—	—	—	—	—	(0.2)	0.1
Net investment income	—	—	—	—	—	—	0.2	0.2
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	—	—	0.1	1.3	1.4
Net realized investment gains (losses)	—	—	—	—	—	0.1	1.3	1.4
Total revenues	0.3	—	—	(2.4)	—	0.1	1.0	(1.0)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	13.8	—	(2.7)	(2.3)	—	(0.2)	(4.3)	4.3
Policyholder dividends	—	—	—	—	—	—	(0.3)	(0.3)
Policy acquisition cost amortization	5.0	—	—	0.4	—	5.6	(6.4)	4.6
Interest expense on indebtedness	—	—	—	—	—	—	—	—
Other operating expenses	—	—	—	—	(0.2)	—	3.5	3.3
Total benefits and expenses	18.8	—	(2.7)	(1.9)	(0.2)	5.4	(7.5)	11.9
Income (loss) from continuing operations before income taxes	(18.5)	—	2.7	(0.5)	0.2	(5.3)	8.5	(12.9)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Income (loss) from continuing operations	(18.5)	—	2.7	(0.5)	0.2	(5.3)	8.5	(12.9)
Noncontrolling interests	—	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.5)	$—	$2.7	$(0.5)	$0.2	$(5.3)	$8.5	$(12.9)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

(Continued from previous page)	Summary of Correction of Actuarial Finance Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
Increase (decrease)	Actuarial Finance
($ in millions)	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	Traditional Revenue Recognition	Future Cost of a Settlement	FIA	Other Actuarial	Total Actuarial Finance Errors [2]

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.5)	$—	$2.7	$(0.5)	$0.2	$(5.3)	$8.5	$(12.9)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	—	2.6	—	—	—	—	—	2.6
Net pension liability adjustment	—	—	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	—	2.6	—	—	—	—	—	2.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	2.6	—	—	—	—	—	2.6
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(18.5)	2.6	2.7	(0.5)	0.2	(5.3)	8.5	(10.3)
Add: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$(18.5)	$2.6	$2.7	$(0.5)	$0.2	$(5.3)	$8.5	$(10.3)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

Investments

The Company determined that there were errors related to investment valuation and the accounting treatment for these investments which are specifically identified errors in the following sub-categories as detailed below:

•
Limited Partnerships and Other Investments (“OIA”) – The Company did not have an adequate process to properly determine the appropriate accounting method for OIA at acquisition or for determining the appropriate accounting for investee transactions resulting in errors associated with the application of equity or fair value methods of accounting, and conclusions reached regarding consolidation. Additionally, the Company did not perform the proper evaluation necessary for determining impairments of certain OIA assets which led to additional adjustments. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Available-for-Sale Securities – The Company did not have an adequate process over: (1) the valuation and recording of private placement debt, private equity securities, and certain publicly traded securities; and (2) utilizing an appropriate model for identifying impairments related to these securities. The errors identified were related to: (i) inaccurate inputs used in the valuation models; (ii) and inappropriate valuation methodologies used to value certain instruments; and (iii) ineffective review of internally developed (matrix or manual) prices. The Company also failed to maintain an adequate process over the leveling and disclosure of fair value measurements. This resulted in a change in the leveling classification of securities to Level 3 in the fair value hierarchy as disclosed within the 2012 Form 10-K. The classification in Level 3 had no impact on the fair value of these securities.

In addition to these valuation errors, the Company did not receive the proceeds from a zero coupon private placement bond which had been called in 2011 and subsequently determined that the original notice for the bond had not been received or recorded.

The impact of the correction of these errors on the unaudited consolidated financial statements is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Derivative Valuation – The Company did not appropriately apply U.S. GAAP accounting standards regarding the valuation of certain derivative instruments. Specifically, the Company did not properly recognize and measure counterparty non-performance risk on non-collateralized derivative assets. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Structured Securities – The Company did not appropriately maintain a process over the assessment of accounting methodologies used to determine the appropriate interest income models. This resulted in improper income recognition and impairments for certain structured securities. In addition, the Company did not properly assess securitized financial assets for potential embedded derivatives which, when properly assessed, resulted in the reclassification of assets to fair value investments. The reclassification of these assets results in the recognition of the change in fair value of these assets in net investment income. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

Increase (decrease)	Summary of Correction of Investments Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)	Investments
	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors [2]

		Valuation	Bond Call
REVENUES:
Premiums	$—	$—	$—	$—	$—	$—
Fee income	—	—	—	—	—	—
Net investment income	8.6	—	(0.4)	—	(0.2)	8.0
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	1.2	1.2
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	(1.8)	(1.8)
Net OTTI losses recognized in earnings	—	—	—	—	(0.6)	(0.6)
Net realized investment gains (losses), excluding OTTI losses	—	—	—	6.2	—	6.2
Net realized investment gains (losses)	—	—	—	6.2	(0.6)	5.6
Total revenues	8.6	—	(0.4)	6.2	(0.8)	13.6

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	—	—	—	—	—	—
Policyholder dividends	5.0	0.6	(0.4)	—	0.1	5.3
Policy acquisition cost amortization	—	—	—	(1.4)	—	(1.4)
Interest expense on indebtedness	—	—	—	—	—	—
Other operating expenses	0.3	—	—	—	—	0.3
Total benefits and expenses	5.3	0.6	(0.4)	(1.4)	0.1	4.2
Income (loss) from continuing operations before income taxes	3.3	(0.6)	—	7.6	(0.9)	9.4
Income tax expense (benefit)	—	—	—	—	—	—
Income (loss) from continuing operations	3.3	(0.6)	—	7.6	(0.9)	9.4
Noncontrolling interests	(0.1)	—	—	—	—	(0.1)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$3.4	$(0.6)	$—	$7.6	$(0.9)	$9.5
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

(Continued on next page)

(Continued from previous page)	Summary of Correction of Investments Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
Increase (decrease)	Investments
($ in millions)	OIA	Available-for-Sale Securities		Derivative Valuation	Structured Securities	Total Investments Errors [2]

		Valuation	Bond Call
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$3.4	$(0.6)	$—	$7.6	$(0.9)	$9.5
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	—	9.7	0.2	—	1.0	10.9
Net pension liability adjustment	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	—	9.7	0.2	—	1.0	10.9
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	9.7	0.2	—	1.0	10.9
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	3.4	9.1	0.2	7.6	0.1	20.4
Add: Comprehensive income attributable to noncontrolling interests	(0.1)	—	—	—	—	(0.1)
Comprehensive income (loss)	$3.3	$9.1	$0.2	$7.6	$0.1	$20.3
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Consolidated Summary of Correction of Errors” in the following pages.

Reinsurance Accounting

In 2008 and in 2009, the Company entered into complex reinsurance agreements with one of its reinsurers which resulted in net costs incurred to the Company. Rather than appropriately deferring and amortizing these costs over the life of the underlying business, the Company had previously recognized these costs immediately in net income. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Consolidated Summary of Correction of Errors” table within this Note below.

The Company also determined that loss recognition was appropriate for a portion of the underlying block of business both, prior to and subsequent to, entering into the reinsurance agreement. The impact of the loss recognition prior to the reinsurance then indirectly impacted the amount of costs deferred at day one. The impact of the reinsurance component of this error on the consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Consolidated Summary of Correction of Errors” table within this Note below.

In addition, certain errors were identified related to the Company’s net presentation of direct and ceded reinsurance liabilities on the consolidated balance sheets. As a result, ceded policy liabilities were reclassified from policy liabilities and accruals to receivables within the consolidated balance sheets to correct the error and reflect the proper gross presentation required under U.S. GAAP. See the 2012 Form 10-K for additional information regarding this presentation error.

Pensions

Pension adjustments summarized below primarily relate to the valuation of our defined benefit plans and post retirement liabilities as a result of census data errors and incorrect application of the Company’s benefit plan features in the calculation of the liabilities. The impact of the correction of these errors on the unaudited consolidated financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Consolidated Summary of Correction of Errors” table within this Note below.

Cash Flows and Changes in Classifications

•
Consolidated Statement of Cash Flows – The Company identified errors within its consolidated statement of cash flows which primarily consisted of: (i) the incorrect classification of deposits and withdrawals of universal life products as cash flows used for operating activities; (ii) the incorrect classification of capitalized interest on policy loans as an investing activity; (iii) certain other classification errors within cash flows from investing activities primarily related to investment purchases and sales; and (iv) the net impact of all other errors previously and separately described within this Note. The impact of the correction of these errors to each individual financial statement line item within the consolidated statement of cash flows as of and for the comparative three months ended March 31, 2012 is summarized below and included in detail within the restated and amended consolidated statement of cash flows within this Note.

Increase (decrease)	For the
($ in millions)	period ended
March 31, 2012
Consolidated Statement of Cash Flows
Cash provided by (used for) operating activities	$(118.3)
Cash provided by (used for) investing activities	38.2
Cash provided by (used for) financing activities	73.5

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

•
Changes in Classifications – The Company made certain corrections to: (i) present outstanding checks and cash held as collateral by a third party related to our derivative transactions in order to appropriately reflect the legal right of offset and to properly reclassify certain suspense accounts; (ii) reflect direct and ceded reinsurance liabilities gross in the consolidated balance sheets as described above in “Reinsurance Accounting” section; and (iii) reclassify sales inducements assets from DAC to other assets as well as separately present dividend obligations as its own financial statement line within the consolidated balance sheets. These corrections had no impact to net income or total stockholders’ equity. See the 2012 Form 10-K for additional information regarding the impact of the changes in classification.

Revision for the Retrospective Adoption of Amended Accounting Guidance

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 944, Financial Services - Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to include only incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012 and such retrospective adoption results in amendments to previously reported balances as shown in the table below as if the guidance was applied at the inception of all policies in force. The cumulative effect of retrospective adoption reduced DAC and beginning stockholders’ equity by $166.5 million as of January 1, 2012. The adoption resulted in a decrease in amortization of policy acquisition costs due to the reduced DAC asset. Adjustments for the retrospective adoption reflect the impact of the adoption after consideration of correcting the errors associated with the Restatement as noted more fully in the tables reflecting the impact of the retrospective adoption on the unaudited consolidated financial statements presented within this Note below.

Increase (decrease)	Summary of Correction of Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)	Consolidated
	Total Actuarial Finance [2]	Total Investments [3]	Reinsurance Accounting	Pensions	Other Restatement Adjustments	Total Correction of Errors [4]
REVENUES:
Premiums	$(2.7)	$—	$—	$—	$—	$(2.7)
Fee income	0.1	—	—	—	—	0.1
Net investment income	0.2	8.0	—	—	1.8	10.0
Net realized investment gains (losses):
Total OTTI losses	—	1.2	—	—	—	1.2
Portion of OTTI gains (losses) recognized in OCI	—	(1.8)	—	—	—	(1.8)
Net OTTI losses recognized in earnings	—	(0.6)	—	—	—	(0.6)
Net realized investment gains (losses), excluding OTTI losses	1.4	6.2	—	—	—	7.6
Net realized investment gains (losses)	1.4	5.6	—	—	—	7.0
Total revenues	(1.0)	13.6	—	—	1.8	14.4

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	4.3	—	(0.2)	—	(0.2)	3.9
Policyholder dividends	(0.3)	5.3	—	—	0.5	5.5
Policy acquisition cost amortization	4.6	(1.4)	—	—	—	3.2
Interest expense on indebtedness	—	—	—	—	—	—
Other operating expenses	3.3	0.3	—	—	1.3	4.9
Total benefits and expenses	11.9	4.2	(0.2)	—	1.6	17.5
Income (loss) from continuing operations before income taxes	(12.9)	9.4	0.2	—	0.2	(3.1)
Income tax expense (benefit)	—	—	—	—	2.4	2.4
Income (loss) from continuing operations	(12.9)	9.4	0.2	—	(2.2)	(5.5)
Noncontrolling interests	—	(0.1)	—	—	—	(0.1)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$(12.9)	$9.5	$0.2	$—	$(2.2)	$(5.4)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.

[3]	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.

[4]	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Income and Comprehensive Income” reflected in the tables on the following pages.

(Continued on next page)

(Continued from previous page)	Summary of Correction of Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
Increase (decrease)	Consolidated
($ in millions)	Total Actuarial Finance [2]	Total Investments [3]	Reinsurance Accounting	Pensions	Other Restatement Adjustments	Total Correction of Errors [4]

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(12.9)	$9.5	$0.2	$—	$(2.2)	$(5.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [5]	2.6	10.9	—	—	0.1	13.6
Net pension liability adjustment	—	—	—	(0.3)	(0.1)	(0.4)
Net unrealized derivative instruments gains (losses) [5]	—	—	—	—	0.3	0.3
Other comprehensive income (loss) before income taxes	2.6	10.9	—	(0.3)	0.3	13.5
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [5]	—	—	—	—	4.7	4.7
Net pension liability adjustment	—	—	—	—	—	—
Net unrealized derivative instruments gains (losses) [5]	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	4.7	4.7
Other comprehensive income (loss), net of income taxes	2.6	10.9	—	(0.3)	(4.4)	8.8
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	(10.3)	20.4	0.2	(0.3)	(6.6)	3.4
Add: Comprehensive income attributable to noncontrolling interests	—	(0.1)	—	—	—	(0.1)
Comprehensive income (loss)	$(10.3)	$20.3	$0.2	$(0.3)	$(6.6)	$3.3
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.

[3]	Represents “Summary of Correction of Investments Errors from the previous pages of this Note.

[4]	Amounts represent total correction of errors which is also presented in the “Consolidated Statement of Income and Comprehensive Income” reflected in the tables on the following pages.

[5]	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

	Consolidated Statement of Income and Comprehensive Income
($ in millions, except share data)	Three Months Ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended
REVENUES:
Premiums	$100.2	$(2.7)	$97.5
Fee income	146.6	0.1	146.7
Net investment income	207.9	10.0	217.9
Net realized investment gains (losses):
Total OTTI losses	(11.7)	1.2	(10.5)
Portion of OTTI gains (losses) recognized in OCI	5.5	(1.8)	3.7
Net OTTI losses recognized in earnings	(6.2)	(0.6)	(6.8)
Net realized investment gains (losses), excluding OTTI losses	(9.4)	7.6	(1.8)
Net realized investment gains (losses)	(15.6)	7.0	(8.6)
Total revenues	439.1	14.4	453.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	254.1	3.9	258.0
Policyholder dividends	65.1	5.5	70.6
Policy acquisition cost amortization	50.2	3.2	53.4
Interest expense on indebtedness	7.9	—	7.9
Other operating expenses	60.5	4.9	65.4
Total benefits and expenses	437.8	17.5	455.3
Income (loss) from continuing operations before income taxes	1.3	(3.1)	(1.8)
Income tax benefit	8.9	2.4	11.3
Income (loss) from continuing operations	(7.6)	(5.5)	(13.1)
Income (loss) from discontinued operations, net of income taxes	(0.5)	—	(0.5)
Net income (loss)	(8.1)	(5.5)	(13.6)
Less: Net income (loss) attributable to noncontrolling interests	—	(0.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(8.1)	$(5.4)	$(13.5)

(Continued on next page)

(Continued from previous page)	Consolidated Statement of Income and Comprehensive Income
($ in millions, except share data)	Three Months Ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(8.1)	$(5.4)	$(13.5)
Net income (loss) attributable to noncontrolling interests	—	(0.1)	(0.1)
Net income (loss)	(8.1)	(5.5)	(13.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [2]	20.8	13.6	34.4
Net pension liability adjustment	2.1	(0.4)	1.7
Net unrealized derivative instruments gains (losses) [2]	(0.3)	0.3	—
Other comprehensive income (loss) before income taxes	22.6	13.5	36.1
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [2]	24.6	4.7	29.3
Net pension liability adjustment	—	—	—
Net unrealized derivative instruments gains (losses) [2]	—	—	—
Total income tax benefit	24.6	4.7	29.3
Other comprehensive income (loss), net of income taxes	(2.0)	8.8	6.8
Comprehensive income (loss)	(10.1)	3.3	(6.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(0.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(10.1)	$3.4	$(6.7)

EARNINGS (LOSS) PER SHARE: [1]
Income (loss) from continuing operations – basic	$(1.31)	$(0.95)		$(2.25)
Income (loss) from continuing operations – diluted	$(1.31)	$(0.95)		$(2.25)
Income (loss) from discontinued operations – basic	$(0.09)	$—		$(0.09)
Income (loss) from discontinued operations – diluted	$(0.09)	$—		$(0.09)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(1.39)	$(0.93)		$(2.32)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(1.39)	$(0.93)		$(2.32)
Basic weighted-average common shares outstanding (in thousands)	5,816	5,816	[3]	5,816
Diluted weighted-average common shares outstanding (in thousands)	5,816	5,816	[3]	5,816
———————

[1]	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

[2]	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

[3]	Weighted-average common shares outstanding have been updated to reflect the impact of an error which had no material impact to EPS information, basic or diluted, for any period presented.

	Consolidated Statement of Cash Flows
($ in millions)	For the period ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended

OPERATING ACTIVITIES:
Net loss	$(8.1)	$(5.4)	$(13.5)
Net realized investment gains (losses)	15.6	(7.0)	8.6
Gain on debt repurchase	—	—	—
Policy acquisition costs deferred	(26.1)	4.9	(21.2)
Amortization of deferred policy acquisition costs	50.2	3.2	53.4
Amortization and depreciation	3.4	—	3.4
Interest credited	—	29.7	29.7
Equity in earnings of limited partnerships and other investments	(16.4)	(7.6)	(24.0)
Change in:
Accrued investment income	(13.2)	(34.1)	(47.3)
Deferred income taxes	—	(0.7)	(0.7)
Receivables [1]	16.5	5.8	22.3
Policy liabilities and accruals	(37.3)	(114.2)	(151.5)
Dividend obligations	—	19.9	19.9
Impact of operating activities of consolidated investment entities, net	—	0.7	0.7
Other operating activities, net [1]	(21.0)	(11.0)	(32.0)
Cash from (for) continuing operations	(36.4)	(115.8)	(152.2)
Discontinued operations, net	2.5	(2.5)	—
Cash used for operating activities	(33.9)	(118.3)	(152.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities [1]	(665.3)	40.2	(625.1)
Available-for-sale equity securities	(5.0)	—	(5.0)
Derivative instruments	(19.0)	—	(19.0)
Fair value investments [1]	—	—	—
Other investments [1]	(22.5)	22.1	(0.4)
Sales, repayments and maturities of:
Available-for-sale debt securities [1]	557.6	(40.7)	516.9
Available-for-sale equity securities	0.3	—	0.3
Derivative instruments	1.8	—	1.8
Fair value investments [1]	—	2.3	2.3
Other investments [1]	30.9	(25.2)	5.7
Contributions to limited partnerships and limited liability corporations	—	(21.7)	(21.7)
Distributions from limited partnerships and limited liability corporations	—	25.2	25.2
Policy loans, net	4.5	34.1	38.6
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	—	(0.7)	(0.7)
Premises and equipment additions	(0.7)	0.7	—
Discontinued operations, net	(1.9)	1.9	—
Cash provided by (used for) investing activities	(119.3)	38.2	(81.1)

(Continued on next page)

(Continued from previous page)	Consolidated Statement of Cash Flows
($ in millions)	For the period ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	354.5	93.3	447.8
Policyholder deposit fund withdrawals	(186.0)	(134.6)	(320.6)
Net transfers to/from separate accounts	—	114.7	114.7
Impact of financing activities of consolidated investment entities, net	—	0.1	0.1
Other financing activities, net	—	—	—
Discontinued operations, net	—	—	—
Cash provided by financing activities	168.5	73.5	242.0
Change in cash and cash equivalents	15.3	(6.6)	8.7
Change in cash included in discontinued operations assets	—	0.1	0.1
Cash and cash equivalents, beginning of period	194.3	(26.1)	168.2
Cash and cash equivalents, end of period	$209.6	$(32.6)	$177.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$—	$—	$—
Interest expense on indebtedness paid	$4.7	$—	$4.7

Non-Cash Transactions During the Year
Investment exchanges	$—	$22.4	$22.4
———————

[1]
Certain financial statement lines were separately presented beginning in March 31, 2013 which resulted in the reclassification of all prior year information within the consolidated balance sheets and the consolidated statements of income and comprehensive income. Presentation of ‘as restated and amended’ amounts herein has been retained to conform to amounts previously presented in the 2012 Form 10-K.

	Consolidated Statement of Changes in Stockholders’ Equity
($ in millions, except share data)	For the period ended March 31, 2012
	As previously reported	Correction of errors [1]	Adjusted prior to the retrospective adoption	Retrospective Adoption [2]	As restated and amended

COMMON STOCK:
Balance, beginning of period	$1.3	$—	$1.3	$—	$1.3
Balance, end of period	$1.3	$—	$1.3	$—	$1.3
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,630.5	$—	$2,630.5	$—	$2,630.5
Issuance of shares and compensation expense on stock compensation awards	0.3	—	0.3	—	0.3
Balance, end of period	$2,630.8	$—	$2,630.8	$—	$2,630.8
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(170.7)	$(103.5)	$(274.2)	$43.5	$(230.7)
Other comprehensive income (loss)	(2.0)	8.8	6.8		6.8
Balance, end of period	$(172.7)	$(94.7)	$(267.4)	$43.5	$(223.9)
RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,155.4)	$(163.3)	$(1,318.7)	$(210.0)	$(1,528.7)
Net income (loss)	(8.1)	(5.4)	(13.5)	—	(13.5)
Balance, end of period	$(1,163.5)	$(168.7)	$(1,332.2)	$(210.0)	$(1,542.2)
TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$—	$(179.5)	$—	$(179.5)
Balance, end of period	$(179.5)	$—	$(179.5)	$—	$(179.5)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$1,126.2	$(266.8)	$859.4	$(166.5)	$692.9
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(9.8)	3.4	(6.4)	—	(6.4)
Balance, end of period	$1,116.4	$(263.4)	$853.0	$(166.5)	$686.5
NONCONTROLLING INTERESTS:
Balance, beginning of period	$—	$2.8	$2.8	—	$2.8
Change in noncontrolling interests	—	—	—	—	—
Balance, end of period	$—	$2.8	$2.8	$—	$2.8
TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,126.2	$(264.0)	$862.2	$(166.5)	$695.7
Change in stockholders’ equity	(9.8)	3.4	(6.4)	—	(6.4)
Stockholders’ equity, end of period	$1,116.4	$(260.6)	$855.8	$(166.5)	$689.3
———————

[1]
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance (ASU 2010-26). See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

[2]
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services - Insurance (ASU 2010-26), have been updated from those originally disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the Restatement.

3.    Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements in accordance with U.S. GAAP, which differs materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2013 are not necessarily indicative of full year results. Results for the quarter ended March 31, 2013 include $2.4 million of income related to out-of-period adjustments. Such amounts are not material to any period presented. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“ EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities: limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Adoption of new accounting standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income (“ASU 2013-02”). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance was effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. See Note 15 to these financial statements for the disclosures required by this guidance.

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

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (“ASU 2013-04,” Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K. There have been no significant changes since the filing of the year-end December 31, 2012 consolidated financial statements discussed above.

4.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $594.4 million and $583.6 million as of March 31, 2013 and December 31, 2012, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Direct premiums	$121.4	$139.7
Premiums assumed from reinsureds	2.6	2.5
Premiums ceded to reinsurers [1]	(41.3)	(44.7)
Premiums	$82.7	$97.5
Percentage of amount assumed to net premiums	3.1%	2.6%

Direct policy benefits incurred	$219.6	$177.8
Policy benefits assumed from reinsureds	7.5	20.5
Policy benefits ceded to reinsurers	(65.2)	(72.1)
Premiums paid to reinsurers [2]	11.3	23.0
Policy benefits [3]	$173.2	$149.2
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $145.6 million and $108.8 million, net of reinsurance, for the three months ended March 31, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2013, five major reinsurance companies account for approximately 65% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at March 31, 2013 and December 31, 2012, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities as of:	March 31, 2013	December 31, 2012
($ in millions)			Inception

Available-for-sale debt securities	$6,103.2	$6,221.5	$4,773.1
Available-for-sale equity securities	10.7	11.4	—
Short-term investments	204.9	174.9	—
Limited partnerships and other investments	344.4	353.1	399.0
Policy loans	1,227.7	1,233.5	1,380.0
Fair value investments	32.6	30.8	—
Total closed block investments	7,923.5	8,025.2	6,552.1
Cash and cash equivalents	38.9	32.7	—
Accrued investment income	86.1	85.3	106.8
Receivables	47.6	53.1	35.2
Reinsurance recoverable	42.2	7.5	—
Deferred income taxes	250.7	217.6	389.4
Other closed block assets	45.7	31.7	6.2
Total closed block assets	8,434.7	8,453.1	7,089.7
Policy liabilities and accruals	8,378.3	8,421.7	8,301.7
Policyholder dividends payable	216.0	223.8	325.1
Policy dividend obligation	727.6	779.8	—
Other closed block liabilities	126.0	47.5	12.3
Total closed block liabilities	9,447.9	9,472.8	8,639.1
Excess of closed block liabilities over closed block assets [1]	1,013.2	1,019.7	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(5.6)	(5.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$1,018.8	$1,025.1
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in	Three Months Ended
Policyholder Dividend Obligations:	March 31,
($ in millions)	2013	2012
		As restated and amended
Closed block revenues
Premiums	$75.5	$89.3
Net investment income	99.1	119.6
Net realized investment gains (losses)	3.4	(0.9)
Total revenues	178.0	208.0
Policy benefits, excluding policyholder dividends	162.8	125.2
Other operating expenses	1.3	1.1
Total benefits and expenses, excluding policyholder dividends	164.1	126.3
Closed block contribution to income before dividends and income taxes	13.9	81.7
Policyholder dividends	(4.3)	(70.4)
Closed block contribution to income before income taxes	9.6	11.3
Applicable income tax expense	3.4	3.8
Closed block contribution to income	6.2	7.5
Less: Closed block contribution to income attributable to noncontrolling interests	(0.1)	—
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.3	$7.5

Closed Block Policyholder Dividend Obligation as of:	March 31, 2013	December 31, 2012
($ in millions)
Policyholder dividend obligation
Policyholder dividends provided through earnings	$4.3	$294.5
Policyholder dividends provided through OCI	(20.6)	168.0
Additions to (reductions of) policyholder dividend liabilities	(16.3)	462.5
Policyholder dividends paid	(43.7)	(211.4)
Increase (decrease) in policyholder dividend liabilities	(60.0)	251.1
Policyholder dividend liabilities, beginning of period	1,003.6	752.5
Policyholder dividend liabilities, end of period	943.6	1,003.6
Policyholder dividends payable, end of period	(216.0)	(223.8)
Policyholder dividend obligation, end of period	$727.6	$779.8

The policyholder dividend obligation includes approximately $141.8 million and $172.6 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of March 31, 2013 and December 31, 2012 respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of March 31, 2013 and December 31, 2012, the policyholder dividend obligation also includes $585.8 million and $607.2 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

6.    Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the periods ended March 31, 2013 and 2012 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Policy acquisition costs deferred	$14.9	$21.2
Costs amortized to expenses:
Recurring costs	(48.6)	(47.0)
Realized investment gains (losses)	3.3	(6.3)
Offsets to net unrealized investment gains or losses included in AOCI [1]	9.7	(24.2)
Change in deferred policy acquisition costs	(20.7)	(56.3)
Deferred policy acquisition costs, beginning of period	902.2	1,119.2
Deferred policy acquisition costs, end of period	$881.5	$1,062.9
———————

[1]
An offset to DAC and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to DAC amortized using gross profits or gross margins would result.

During the three months months ended March 31, 2013 and 2012, deferred expenses primarily consisted of commissions related to fixed indexed annuity sales.

7.    Sales Inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of DAC. The Company unlocks the assumption used in the amortization of the deferred sales inducement asset consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the consolidated balance sheets and amortization of deferred sales inducements is included in other operating expense on the consolidated statements of income and comprehensive income.

Changes in Deferred Sales Inducement Activity:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Deferred asset, beginning of period	$61.4	$50.2
Sales inducements deferred	2.8	5.0
Amortization charged to income	(0.7)	(3.6)
Offsets to net unrealized investment gains or losses included in AOCI	1.3	(0.1)
Deferred asset, end of period	$64.8	$51.5

8.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at March 31, 2013 and December 31, 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	March 31, 2013
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$357.6	$59.4	$(2.6)	$414.4	$—
State and political subdivision	306.1	38.6	(0.8)	343.9	(1.1)
Foreign government	155.5	29.9	—	185.4	—
Corporate	7,130.1	716.9	(67.0)	7,780.0	(8.3)
Commercial mortgage-backed (“CMBS”)	767.4	67.2	(4.9)	829.7	(6.2)
Residential mortgage-backed (“RMBS”)	1,602.3	88.9	(17.5)	1,673.7	(29.2)
CDO/CLO	244.9	6.4	(13.3)	238.0	(17.4)
Other asset-backed	401.0	27.6	(12.6)	416.0	(1.8)
Available-for-sale debt securities	$10,964.9	$1,034.9	$(118.7)	$11,881.1	$(64.0)

Amounts applicable to the closed block	$5,517.5	$618.0	$(32.3)	$6,103.2	$(21.0)

Available-for-sale equity securities	$25.3	$11.5	$(2.2)	$34.6	$—

Amounts applicable to the closed block	$9.5	$2.3	$(1.1)	$10.7	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	December 31, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$355.9	$58.5	$(2.5)	$411.9	$—
State and political subdivision	321.5	37.8	(2.1)	357.2	(1.1)
Foreign government	167.5	36.8	—	204.3	—
Corporate	6,996.4	745.7	(72.1)	7,670.0	(8.3)
CMBS	817.2	72.9	(7.9)	882.2	(6.2)
RMBS	1,698.2	94.3	(20.8)	1,771.7	(30.6)
CDO/CLO	240.5	6.4	(23.2)	223.7	(18.1)
Other asset-backed	421.2	26.6	(12.4)	435.4	(1.4)
Available-for-sale debt securities	$11,018.4	$1,079.0	$(141.0)	$11,956.4	$(65.7)

Amounts applicable to the closed block	$5,614.8	$644.9	$(38.2)	$6,221.5	$(19.9)

Available-for-sale equity securities	$27.5	$9.7	$(2.4)	$34.8	$—

Amounts applicable to the closed block	$10.9	$1.8	$(1.3)	$11.4	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	March 31, 2013
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$351.6	$367.1
Due after one year through five years	726.5	803.6
Due after five years through ten years	725.4	820.5
Due after ten years	6,145.8	6,732.5
CMBS/RMBS/ABS/CDO/CLO [1]	3,015.6	3,157.4
Total	$10,964.9	$11,881.1
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	March 31, 2013	December 31, 2012
($ in millions)
Debt securities, available-for-sale
Proceeds from sales	$26.1	$346.5
Proceeds from maturities/repayments	381.8	1,527.2
Gross investment gains from sales, prepayments and maturities	11.0	52.3
Gross investment losses from sales and maturities	(1.4)	(11.1)

Equity securities, available-for-sale
Proceeds from sales	$1.0	$12.6
Gross investment gains from sales	0.3	8.5
Gross investment losses from sales	—	(0.4)

Aging of Temporarily Impaired Securities:	As of
($ in millions)	March 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$10.4	$(0.2)	$20.6	$(2.4)	$31.0	$(2.6)
State and political subdivision	14.2	(0.8)	—	—	14.2	(0.8)
Foreign government	2.0	—	—	—	2.0	—
Corporate	418.7	(8.5)	266.5	(58.5)	685.2	(67.0)
CMBS	18.3	(0.3)	19.2	(4.6)	37.5	(4.9)
RMBS	112.9	(1.6)	178.1	(15.9)	291.0	(17.5)
CDO/CLO	17.7	(0.5)	141.9	(12.8)	159.6	(13.3)
Other asset-backed	4.0	(0.3)	55.2	(12.3)	59.2	(12.6)
Debt securities	598.2	(12.2)	681.5	(106.5)	1,279.7	(118.7)
Equity securities	2.6	(1.6)	3.2	(0.6)	5.8	(2.2)
Total temporarily impaired securities	$600.8	$(13.8)	$684.7	$(107.1)	$1,285.5	$(120.9)
Amounts inside the closed block	$373.0	$(5.5)	$281.6	$(27.9)	$654.6	$(33.4)
Amounts outside the closed block	$227.8	$(8.3)	$403.1	$(79.2)	$630.9	$(87.5)
Amounts outside the closed block that are below investment grade	$22.4	$(1.0)	$172.0	$(51.2)	$194.4	$(52.2)
Number of securities		130		171		301

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value depressed by more than 20% of amortized cost totaled $41.0 million at March 31, 2013, of which $39.6 million was depressed by more than 20% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value depressed by more than 20% of amortized cost totaled $6.5 million at March 31, 2013, of which $2.8 million was depressed by more than 20% of amortized cost for more than 12 months.

As of March 31, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 167 debt securities and four equity securities. The debt securities primarily relate to corporate securities and asset backed securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these fixed maturity securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information is obtained related to company performance in the first quarter of 2013 which would not indicate that the additional losses are other-than-temporary.

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

As of December 31, 2012, available-for-sale securities in an unrealized loss position for over 12 months consisted of 192 debt securities and four equity securities. The debt securities primarily consist of asset backed securities and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information is obtained related to company performance which would not indicate that the losses are other-than-temporary.

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded in the first three months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.6 million for the first quarter of 2013 and $6.8 million for the first quarter of 2012. There were equity security OTTIs of $0 and $0 for the three months ended March 31, 2013 and 2012. There were limited partnerships and other investment OTTIs of $0 and $0 for the first three months of 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(1.7) million for the first quarter of 2013 and $3.7 million for the first quarter of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2013	2012
		As restated and amended

Balance, beginning of period	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	—	(2.0)
Add: Credit losses on securities previously impaired [1]	(1.6)	(3.4)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.5	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(70.7)	$(84.5)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments:	March 31, 2013	December 31, 2012
($ in millions)
Limited partnerships
Private equity funds	$236.8	$241.7
Mezzanine funds	192.8	202.1
Infrastructure funds	43.6	42.5
Hedge funds	13.3	14.3
Mortgage and real estate funds	3.4	5.4
Leverage leases	17.0	17.9
Direct equity investments	30.3	29.2
Life settlements	21.2	21.0
Other alternative assets	5.0	3.2
Limited partnerships and other investments	$563.4	$577.3

Amounts applicable to the closed block	$344.4	$353.1

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

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Debt securities [1]	$145.1	$151.6
Equity securities	(1.0)	0.7
Limited partnerships and other investments	12.5	24.9
Policy loans	39.3	42.7
Fair value investments	(1.2)	2.8
Total investment income	194.7	222.7
Less: Discontinued operations	0.3	0.7
Less: Investment expenses	3.3	4.1
Net investment income	$191.1	$217.9

Amounts applicable to the closed block	$99.1	$119.6
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Total other-than-temporary debt impairments	$(0.9)	$(10.5)
Portion of gains (losses) recognized in OCI	(1.7)	3.7
Net debt impairment losses recognized in earnings	$(2.6)	$(6.8)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	(0.6)
CMBS	—	(0.2)
RMBS	(1.8)	(5.4)
CDO/CLO	(0.8)	—
Other asset-backed	—	(0.6)
Net debt security impairments	(2.6)	(6.8)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(2.6)	(6.8)
Debt security transaction gains	11.0	2.2
Debt security transaction losses	(1.4)	(1.1)
Equity security transaction gains	0.3	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	1.0
Limited partnerships and other investment transaction losses	—	(0.2)
Net transaction gains (losses)	9.9	1.9
Derivative instruments	(23.9)	(29.7)
Embedded derivatives [1]	(0.5)	24.1
Assets valued at fair value	1.2	1.9
Net realized investment gains (losses), excluding impairment losses	(13.3)	(1.8)
Net realized investment gains (losses), including impairment losses	$(15.9)	$(8.6)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 11 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Debt securities	$(21.8)	$88.7
Equity securities	2.0	2.3
Other investments	1.0	0.1
Net unrealized investment gains (losses)	$(18.8)	$91.1

Net unrealized investment gains (losses)	$(18.8)	$91.1
Applicable to closed block policyholder dividend obligation	(20.6)	30.0
Applicable to DAC	(9.7)	24.1
Applicable to other actuarial offsets	19.0	2.6
Applicable to deferred income tax expense (benefit)	7.8	29.3
Offsets to net unrealized investment gains (losses)	(3.5)	86.0
Net unrealized investment gains (losses) included in OCI	$(15.3)	$5.1

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

The following table presents the total assets and total liabilities relating to consolidated VIEs at March 31, 2013 and December 31, 2012.

Carrying Value of Assets and Liabilities for	March 31, 2013			December 31, 2012
Consolidated Variable Interest Entities:			Maximum			Maximum
($ in millions)			Exposure			Exposure
	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Debt securities, at fair value [2]	$5.0	$—	$4.7	$3.6	$—	$3.4
Equity securities, at fair value [2]	22.4	—	18.0	23.4	—	19.2
Cash and cash equivalents	10.3	—	10.2	10.2	—	10.2
Investment in partnership interests	10.4	—	10.4	11.0	—	11.0
Investment in single asset LLCs	10.6	—	8.3	6.8	—	5.4
Other assets	1.2	—	1.1	5.5	—	5.5
Total assets of consolidated VIEs	$59.9	$—	$52.7	$60.5	$—	$54.7
Total liabilities of consolidated VIEs	$—	$1.0	$1.0	$—	$5.1	$5.1
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at March 31, 2013 and December 31, 2012 excludes unfunded commitments of $1.3 million and $4.1 million, respectively.

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $163.0 million and $139.7 million as of March 31, 2013 and December 31, 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities	March 31, 2013			December 31, 2012
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Limited partnerships	$117.5	$—	$172.2	$136.5	$—	$202.1
LLCs	45.5	—	45.5	3.2	—	3.2
Total	$163.0	$—	$217.7	$139.7	$—	$205.3
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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2013, we were exposed to the credit concentration risk of five issuers, Deutsche Bank AG, Goldman Sachs International, JP Morgan Chase Bank NA, Berkshire Hathaway Inc., and Bank of America Corp, representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. Included in fixed maturities are below-investment-grade assets totaling $1,021.3 million and $1,039.6 million at March 31, 2013 and December 31, 2012, respectively. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of March 31, 2013, we held derivative assets, net of liabilities, with a fair value of $118.0 million. Derivative credit exposure was diversified with eleven different counterparties. We also had debt securities of these issuers with a fair value of $207.5 million as of March 31, 2013. Our maximum amount of loss due to credit risk with these issuers was $325.5 million as of March 31, 2013. See Note 12 to these financial statements for more information regarding derivatives.

9.    Financing Activities

Indebtedness at Carrying Value:	March 31, 2013	December 31, 2012
($ in millions)

7.15% surplus notes	$126.1	$126.1
7.45% senior unsecured bonds	252.7	252.7
Total indebtedness	$378.8	$378.8

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $0.6 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the New York State Department of Financial Services (“NYDFS”) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life. On September 21, 2012, Phoenix Life repurchased $48.3 million par amount of its outstanding 7.15% surplus notes, including $0.2 million in original issue discount, for aggregate consideration of $36.2 million.

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of March 31, 2013. During 2012 and the three months ended March 31, 2013, no repurchases were made. In March 2013, we extinguished $31.4 million par value of these bonds.

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

See Note 23 to these financial statements for additional information regarding solicitation of bondholders subsequent to quarter end March 31, 2013.

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

Future minimum annual principal payments on indebtedness as of March 31, 2013 are $252.7 million in 2032 and $126.7 million in 2034. There are no debt maturities in 2014 through 2019.

Interest Expense on Indebtedness, including	Three Months Ended
Amortization of Debt Issuance Costs:	March 31,
($ in millions)	2013	2012
		As restated and amended

7.15% surplus notes	$2.3	$3.1
7.45% senior unsecured bonds	5.4	4.8
Interest expense on indebtedness	$7.7	$7.9

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

On September 20, 2012, the Board of Directors (the “Board”) of the Company authorized a program to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated, effective September 20, 2012, the Company’s existing stock repurchase program, which was announced on August 5, 2002. There were no repurchases in 2013.

Through March 31, 2013, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of March 31, 2013, we had 5.7 million shares of common stock issued and outstanding, net of 0.7 million shares of common stock held as treasury stock. Shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of March 31, 2013, we also had 0.4 million shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares). All share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which became effective on August 10, 2012.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.1% of our outstanding common stock. In the three months ended March 31, 2013 and 2012, we incurred $0.7 million and $0.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.7 billion and $1.8 billion at March 31, 2013 and December 31, 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:
($ in millions)	March 31, 2013	December 31, 2012

Debt securities	$472.4	$484.6
Equity funds	1,931.7	1,862.2
Other	66.2	69.6
Total	$2,470.3	$2,416.4

Death benefits and other insurance benefit features

Variable annuity guaranteed benefits

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•
Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing DAC.

•
Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing DAC.

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	March 31, 2013
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2013	$15.9	$21.7
Incurred	0.5	1.2
Paid	(1.3)	—
Change due to net unrealized gains or losses included in AOCI	0.1	(0.1)
Assumption unlocking	—	—
Liability balance as of March 31, 2013	$15.2	$22.8

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$16.4	$17.6
Incurred	0.6	4.0
Paid	(1.1)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$15.9	$21.7

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

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
March 31, 2013
GMDB return of premium	$806.1	$3.6	62
GMDB step up	2,001.1	15.2	63
GMDB earnings enhancement benefit (“EEB”)	37.6	—	63
GMDB greater of annual step up and roll up	26.7	6.2	67
Total GMDB at March 31, 2013	2,871.5	$25.0
Less: General account value with GMDB	416.1
Subtotal separate account liabilities with GMDB	2,455.4
Separate account liabilities without GMDB	951.3
Total separate account liabilities	$3,406.7
GMIB [1] at March 31, 2013	$423.5		64

December 31, 2012
GMDB return of premium	$799.2	$6.4	62
GMDB step up	1,957.2	25.6	63
GMDB earnings enhancement benefit (“EEB”)	37.5	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,820.6	$39.5
Less: General account value with GMDB	420.6
Subtotal separate account liabilities with GMDB	2,400.0
Separate account liabilities without GMDB	916.5
Total separate account liabilities	$3,316.5
GMIB [1] at December 31, 2012	$416.8		64
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

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are consistent with those used for amortizing DAC. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our consolidated balance sheets.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	March 31, 2013	December 31, 2012

Liability balance, beginning of period	$103.6	$5.6
Incurred	12.6	40.1
Paid	(0.1)	—
Change due to net unrealized gains or losses included in AOCI	1.4	57.9
Assumption unlocking	—	—
Liability balance, end of period	$117.5	$103.6

Universal life

Liabilities for universal life contracts in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC.

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	March 31, 2013	December 31, 2012

Liability balance, beginning of period	$137.7	$118.5
Incurred	16.4	30.8
Paid	(3.4)	(9.5)
Change due to net unrealized gains or losses included in AOCI	0.5	2.4
Assumption unlocking	—	(4.5)
Liability balance, end of period	$151.2	$137.7

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC.

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	March 31, 2013	December 31, 2012

Liability balance, beginning of period	$308.4	$200.5
Expenses	22.0	46.3
Change due to net unrealized gains or losses included in AOCI	11.0	16.8
Assumption unlocking	—	44.8
Liability balance, end of period	$341.4	$308.4

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form 10-K. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)		Attained
	Account	Age of
	Value	Annuitant
March 31, 2013
GMWB	$596.7	64
GMAB	400.2	58
COMBO	8.2	61
Total at March 31, 2013	$1,005.1

December 31, 2012
GMWB	$578.4	63
GMAB	390.6	58
COMBO	8.5	62
Total at December 31, 2012	$977.5

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

Variable Annuity Embedded Derivative Liabilities:	March 31, 2013	December 31, 2012
($ in millions)

GMWB	$10.9	$15.3
GMAB	8.8	14.6
COMBO	(0.3)	(0.3)
Total variable annuity embedded derivative liabilities	$19.4	$29.6

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 13 to these financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $63.4 million and $51.2 million as of March 31, 2013 and December 31 2012 respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 12 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2013 and 2012 are $(0.5) million and $24.1 million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2013 and December 31, 2012, $9.2 million and $9.2 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	March 31, 2013
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$180.0	$14.9	$7.9
Variance swaps	2015 - 2017	0.9	—	6.5
Swaptions	2024 - 2025	1,402.0	12.1	—
Put options	2015 - 2022	406.0	56.3	—
Call options [2]	2013 - 2018	1,396.9	98.1	62.0
Cross currency swaps	2016	10.0	0.2	—
Equity futures	2013	157.7	12.8	—
Total derivative instruments		$3,553.5	$194.4	$76.4
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $3.0 million.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	December 31, 2012
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	406.0	72.7	—
Call options [2]	2013-2017	1,328.4	53.3	33.6
Cross currency swaps	2016	10.0	—	0.1
Equity futures	2013	184.7	15.9	—
Total derivative instruments		$2,135.0	$157.4	$45.8
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $2.7 million.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended
Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012

Interest rate swaps	$(0.8)	$(1.1)
Variance swaps	(2.1)	(5.6)
Swaptions	(1.8)	(0.1)
Put options	(17.4)	(18.1)
Call options	17.4	9.6
Equity futures	(19.5)	(14.0)
Cross currency swaps	0.3	(0.4)
Embedded derivatives	(0.5)	24.1
Total derivative instrument losses recognized in realized investment gains (losses)	$(24.4)	$(5.6)

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

	March 31, 2013
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$194.4	$—	$194.4	$(76.4)	$—	$118.0
Total derivative liabilities	$(76.4)	$—	$(76.4)	$76.4	$—	$—

	December 31, 2012
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$157.4	$—	$157.4	$(45.7)	$—	$111.7
Total derivative liabilities	$(45.8)	$—	$(45.8)	$45.7	$0.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $9.2 million and $9.1 million as of March 31, 2013 and December 31, 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

Contingent features

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012.

Fair Values of Financial Instruments by Level:	As of
($ in millions)	March 31, 2013
	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	—	104.9	309.5	[1]	$414.4
State and political subdivision	—	147.4	196.5		343.9
Foreign government	—	134.3	51.1		185.4
Corporate	—	3,933.8	3,846.2		7,780.0
CMBS	—	748.5	81.2		829.7
RMBS	—	994.9	678.8		1,673.7
CDO/CLO	—	—	238.0		238.0
Other asset-backed	—	106.8	309.2		416.0
Total available-for-sale debt securities	—	6,170.6	5,710.5		11,881.1
Available-for-sale equity securities	1.7	—	32.9		34.6
Short-term investments	699.5	—	—		699.5
Derivative assets	12.8	181.6	—		194.4
Fair value investments [2]	31.0	15.9	168.3		215.2
Separate account assets	3,406.7	—	—		3,406.7
Total assets	$4,151.7	$6,368.1	$5,911.7		$16,431.5
Liabilities
Derivative liabilities	$—	$76.4	$—		$76.4
Embedded derivatives	—	—	82.8		82.8
Total liabilities	$—	$76.4	$82.8		$159.2
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at March 31, 2013 include $135.8 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $22.3 million as of March 31, 2013. Changes in the fair value of these assets are recorded through net investment income. Additionally, $57.1 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.7 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2013.

	As of
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

Available-for-sale debt securities as of March 31, 2013 and December 31, 2012, respectively are reported net of $29.8 million and $34.5 million of Level 2 investments included in discontinued assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

	As of
Fair Values of Corporates by Level and Sector:	March 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$992.8	$1,633.2	$2,626.0
Energy	—	405.4	274.5	679.9
Financial services	—	1,580.7	846.3	2,427.0
Technical/communications	—	282.9	90.9	373.8
Transportation	—	82.3	169.1	251.4
Utilities	—	324.9	539.1	864.0
Other	—	264.8	293.1	557.9
Total corporates	$—	$3,933.8	$3,846.2	$7,780.0

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$1,160.3	$1,860.8	$3,021.1
Energy	—	277.8	142.7	420.5
Financial services	—	1,456.5	762.7	2,219.2
Technical/communications	—	154.7	44.6	199.3
Transportation	—	72.6	156.0	228.6
Utilities	—	506.5	631.8	1,138.3
Other	—	229.3	213.7	443.0
Total corporates	$—	$3,857.7	$3,812.3	$7,670.0

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

Level 3 Financial Assets:	Three Months Ended March 31, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$12.2	$(1.7)	$—	$—	$—	$2.3	$309.5
State and political subdivision	212.4	—	(0.5)	—	—	—	(15.4)	196.5
Foreign government	45.8	—	(0.2)	8.0	—	—	(2.5)	51.1
Corporate	3,812.3	191.8	(17.0)	9.6	(43.2)	(1.1)	(106.2)	3,846.2
CMBS	89.7	—	(1.9)	—	(8.7)	(0.1)	2.2	81.2
RMBS	709.3	0.7	(24.2)	—	—	(1.2)	(5.8)	678.8
CDO/CLO	223.7	21.8	(11.4)	—	—	(0.4)	4.3	238.0
Other asset-backed	309.9	—	(7.4)	—	—	—	6.7	309.2
Total available-for-sale debt securities	5,699.8	226.5	(64.3)	17.6	(51.9)	(2.8)	(114.4)	5,710.5
Available-for-sale equity securities	32.7	2.3	—	—	—	(3.3)	1.2	32.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	153.3	14.6	(3.9)	1.3	—	3.0	—	168.3
Total assets	$5,885.8	$243.4	$(68.2)	$18.9	$(51.9)	$(3.1)	$(113.2)	$5,911.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Three Months Ended March 31, 2012
($ in millions)	As restated and amended
						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$336.2	$—	$(6.3)	$—	$—	$—	$(9.3)	$320.6
State and political subdivision	116.6	18.8	(0.2)	22.1	—	—	3.2	160.5
Foreign government	51.8	5.0	—	—	—	—	(5.2)	51.6
Corporate	3,501.5	156.4	(13.6)	44.9	(98.0)	—	(15.5)	3,575.7
CMBS	100.6	—	—	—	(26.1)	(0.2)	(1.7)	72.6
RMBS	944.2	1.0	—	—	—	(2.8)	(47.3)	895.1
CDO/CLO	232.4	0.1	—	—	—	—	4.8	237.3
Other asset-backed	335.5	12.0	(2.4)	—	—	0.1	(27.0)	318.2
Total available-for-sale debt securities	5,618.8	193.3	(22.5)	67.0	(124.1)	(2.9)	(98.0)	5,631.6
Available-for-sale equity securities	29.4	5.0	—	4.8	—	—	(2.3)	36.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	144.8	—	—	—	—	(71.3)	—	73.5
Total assets	$5,793.0	$198.3	$(22.5)	$71.8	$(124.1)	$(74.2)	$(100.3)	$5,742.0
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended
	March 31,
	2013	2012
		As restated and amended

Balance, beginning of period	$80.8	$84.5
Net purchases/(sales)	1.5	2.6
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	0.5	(24.1)
Balance, end of period	$82.8	$63.0
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

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

Level 3 Assets: [1]	As of
($ in millions)	March 31, 2013
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$309.5	Discounted cash flow	Yield	1.32%-5.17% (3.21%)
State and political subdivision	$97.9	Discounted cash flow	Yield	1.91%-3.57% (2.89%)
Corporate	$2,921.9	Discounted cash flow	Yield	1.35%-7.48% (2.94%)
CDO/CLO	$5.0	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$40.9	Discounted cash flow	Yield	0.5%-4.71% (2.37%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.0	Discounted cash flow	Default rate	0.30%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$286.1	Discounted cash flow	Yield	1.46%-5.19% (3.20%)
State and political subdivision	$107.4	Discounted cash flow	Yield	1.94%3.3.53% (2.94%)
Corporate	$2,888.9	Discounted cash flow	Yield	1.36%-7.82% (3.00%)
CDO/CLO	$15.5	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$43.5	Discounted cash flow	Yield	0.5%-9.5% (3.41%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.0	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

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

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of
($ in millions)	March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$63.4	Budget method	Swap curve	0.24% - 2.69%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	0.60% - 35.00%
			CSA	3.76%
Embedded derivatives (GMAB / GMWB)	$19.4	Risk neutral stochastic valuation methodology	Volatility surface	9.32% - 44.45%
			Swap curve	0.24% - 3.18%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	3.76%

Level 3 Liabilities:	As of
($ in millions)	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$51.2	Budget method	Swap curve	0.21% - 2.50%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$29.6	Risk neutral stochastic valuation methodology	Volatility surface	11.67% - 50.83%
			Swap curve	0.36% - 3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.47%

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	March 31, 2013
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$309.5	$—	$309.5
State and political subdivision	97.9	98.6	196.5
Foreign government	—	51.1	51.1
Corporate	2,921.9	924.3	3,846.2
CMBS	—	81.2	81.2
RMBS	—	678.8	678.8
CDO/CLO	5.0	233.0	238.0
Other asset-backed	40.9	268.3	309.2
Total available-for-sale debt securities	3,375.2	2,335.3	5,710.5
Available-for-sale equity securities	—	32.9	32.9
Short-term investments	—	—	—
Fair value investments	5.0	163.3	168.3
Total assets	$3,380.2	$2,531.5	$5,911.7
Liabilities
Embedded derivatives	$82.8	$—	$82.8
Total liabilities	$82.8	$—	$82.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2012
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$286.1	$10.6	$296.7
State and political subdivision	107.4	105.0	212.4
Foreign government	—	45.8	45.8
Corporate	2,888.9	923.4	3,812.3
CMBS	—	89.7	89.7
RMBS	—	709.3	709.3
CDO/CLO	15.5	208.2	223.7
Other asset-backed	43.5	266.4	309.9
Total available-for-sale debt securities	3,341.4	2,358.4	5,699.8
Available-for-sale equity securities	—	32.7	32.7
Short-term investments	—	—	—
Fair value investments	5.0	148.3	153.3
Total assets	$3,346.4	$2,539.4	$5,885.8
Liabilities
Embedded derivatives	$80.8	$—	$80.8
Total liabilities	$80.8	$—	$80.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of		As of
of Financial Instruments:	Fair Value	March 31, 2013		December 31, 2012
($ in millions)	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$2,340.1	$2,328.2	$2,354.7	$2,342.8
Cash and cash equivalents	Level 1	295.2	295.2	246.4	246.4
Financial liabilities:
Investment contracts	Level 3	$3,153.8	$3,153.4	$3,040.7	$3,045.9
Surplus notes	Level 3	126.1	91.2	126.1	95.0
Senior unsecured bonds	Level 2	252.7	236.8	252.7	217.1

14.    Income Taxes

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2013 have been computed based on the first three months of 2013 as a discrete period.

The tax expense of $4.2 million for the three months ended March 31, 3013 is comprised entirely of current tax expense.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $41.5 million as of March 31, 2013. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended March 31, 2013, we recognized a net increase in the valuation allowance of $42.3 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

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

15.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended March 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [2]	Net Unrealized Gains / (Losses) on All Other Investments [2]	Net Pension Liability Adjustments	Total
Attributable to The Phoenix Companies, Inc.:
($ in millions)

As restated and amended [1]
Balance as of December 31, 2011	$(35.1)	$104.0	$(299.6)	$(230.7)
Change in component during the period	10.0	(4.9)	1.7	6.8
Balance as of March 31, 2012	$(25.1)	$99.1	$(297.9)	$(223.9)

Balance as of December 31, 2012	$(6.2)	$77.9	$(321.0)	$(249.3)
Change in component during the period before reclassification	5.8	(16.4)	2.1	(8.5)
Amounts reclassified from AOCI	(0.3)	(4.4)	1.7	(3.0)
Balance as of March 31, 2013	$(0.7)	$57.1	$(317.2)	$(260.8)
———————

[1]	Except for the change in component during 2013 and the balance as of March 31, 2013 and December 31, 2012.

[2]
See Note 8 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended March 31, 2013

Net unrealized gains / (losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$0.5	Net realized capital gains (losses)
	0.5	Total before income taxes
	0.2	Income tax expense
	$0.3	Net income (loss)
Net unrealized investment gains / (losses) on all other investments
Available-for-sale securities	$6.7	Net realized capital gains (losses)
	6.7	Total before income taxes
	2.3	Income tax expense
	$4.4	Net income (loss)
Net pension liability adjustment
Net gain amortization	$(2.9)	Other operating expense
Prior service cost amortization	0.3	Other operating expense
	(2.6)	Total before income taxes
	(0.9)	Income tax expense
	$(1.7)	Net income (loss)
Total amounts reclassified from AOCI	$3.0	Net income (loss)

16.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Service cost	$0.5	$0.2
Interest cost	8.2	8.7
Expected return on plan assets	(9.0)	(8.6)
Net loss amortization	2.9	2.7
Pension benefit cost	$2.6	$3.0

Components of Other Post-employment Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Service cost	$—	$0.1
Interest cost	0.3	0.5
Net gain amortization	—	—
Prior service cost amortization	(0.3)	(0.4)
Other post-employment benefit cost	$—	$0.2

For the three months ended March 31, 2013, other comprehensive loss included unrealized gains of $1.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

During the three months ended March 31, 2013, we made contributions of $0 to the pension plan. We expect to make contributions of $11.4 million to the pension plan by December 31, 2013. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

Savings plans

During the three months ended March 31, 2013 and 2012, we incurred costs of $1.3 million and $1.2 million, respectively, for contributions to our savings plans.

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

17.    Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Compensation cost charged to income from continuing operations	$0.7	$1.5
Income tax expense (benefit) before valuation allowance	$(0.2)	$(0.5)

We did not capitalize any of the cost of stock-based compensation during the three month periods ended March 31, 2013 and 2012. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

Stock options

As of March 31, 2013, 89,105 of outstanding stock options were exercisable, with a weighted-average exercise price of $191.70 per share. There were 0 options granted during the three months ended March 31, 2013.

Restricted stock units

During the three months ended March 31, 2013, 5,409 director RSUs were awarded. As of March 31, 2013, there were 83,321 time-vested RSUs outstanding with a weighted-average grant price of $49.24 and 17,024 performance-vested RSUs outstanding with a weighted-average grant price of $55.07.

Liability awards

The Company issues awards that are intended to be settled in cash. As a result, these awards are remeasured at the end of each reporting period until settlement. As of March 31, 2013, a liability of $2.0 million was accrued for these awards.

18.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share: [1]	Three Months Ended
(shares in thousands)	March 31,
	2013	2012
		As restated and amended

Weighted-average common shares outstanding	5,715	5,816
Weighted-average effect of dilutive potential common shares:
Restricted stock units	59	74
Employee stock options	—	—
Potential common shares	59	74
Less: Potential common shares excluded from calculation due to net losses	59	74
Dilutive potential common shares	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,715	5,816
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these financial statements for additional information on the reverse stock split.

As a result of the net loss from continuing operations for the three months ended March 31, 2013 and 2012, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

On August 10, 2012, a 1-for-20 reverse stock split became effective and an odd lot program was subsequently instituted following the 1-for-20 reverse stock split. The odd lot program terminated as of October 26, 2012.

The reverse stock split reduced the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million. All weighted-average common shares outstanding for the three months ended March 31, 2012, have been adjusted to reflect the 1-for-20 reverse stock split.

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

Segment Information	Three Months Ended
on Revenues:	March 31,
($ in millions)	2013	2012
		As restated and amended

Life and Annuity [1]	$390.7	$450.5
Saybrus Partners [2]	5.8	5.2
Less: Intercompany revenues [3]	2.3	2.2
Total revenues	$394.2	$453.5
———————

[1]	Includes intercompany interest revenue of $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012.

[2]	Includes intercompany commission revenue of $2.4 million and $2.4 million for the three months ended March 31, 2013 and 2012.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to	Three Months Ended
Consolidated Net Income (Loss):	March 31,
($ in millions)	2013	2012
		As restated and amended

Life and Annuity operating income (loss)	$(46.8)	$6.3
Saybrus Partners operating income (loss)	(0.1)	0.5
Less: Applicable income tax expense	4.2	11.3
Income (loss) from discontinued operations, net of income taxes	(1.8)	(0.5)
Net realized investment gains (losses)	(15.9)	(8.6)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)
Net income (loss)	$(68.7)	$(13.5)

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

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at March 31, 2013 and December 31, 2012.

Net losses of $0.8 million and $0.4 million were recognized during the three months ended March 31, 2013 and 2012, respectively, primarily related to accrued legal fees attributable to these matters.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Net losses of $1.0 million and $0.0 million were recognized during the three months ended March 31, 2013 and 2012, respectively, as a result of an increase in reserves reported to us by certain ceding companies. See Note 21 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

21.    Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the outcome of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

On February 12, 2014, Phoenix and PHL Variable submitted an Offer of Settlement with the Securities and Exchange Commission (the “SEC”) pursuant to which Phoenix and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, Phoenix and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

Phoenix filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, Phoenix and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which Phoenix and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. Phoenix and PHL Variable each paid a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Phoenix or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

The following table sets forth the deadlines in the Amended Order for Phoenix’s SEC periodic reports:

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form10-K for the year ended December 31, 2013 with the SEC on August 6, 2014 in compliance with the Amended Order. This Form 10-Q is being filed in compliance with the Amended Order.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014 in compliance with the Amended Order.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against Phoenix, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped Phoenix as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleging that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against Phoenix, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix Life promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. By subsequent order dated August 26, 2013, the court decertified one of the cases. The complaint in the Fleisher Litigation, filed on November 18, 2011, challenges COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York and subject to New York law. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions which was coordinated by the court has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. The Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut and assigned a new docket number (C.A. No. 3:14-cv-0555-WWE). The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

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

State Insurance Department Examinations

During 2012 and 2013, the NYDFS conducted its routine quinquennial financial and market conduct examination covering the period ended December 31, 2012 of Phoenix Life. The Connecticut Insurance Department conducted its routine financial examination of PHL Variable and two other Connecticut-domiciled insurance subsidiaries. The NYDFS issued the financial examination portion of its report for Phoenix Life on June 26, 2014. The Connecticut Insurance Department released its financial examination report for PHL Variable on May 28, 2014. We expect to receive final market conduct examination reports in 2014.

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

Our total policy liabilities and accruals were $43.5 million and $45.3 million as of March 31, 2013 and December 31, 2012, respectively. The decrease to policy liabilities and accruals was primarily related to cash settlements due to the commutation of certain contracts in 2012. Our total amounts recoverable from retrocessionaires related to paid losses were $0.6 million and $0.7 million as of March 31, 2013 and December 31 2012, respectively.

22.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $39.4 million: $10.9 million in the second, third and fourth quarters of 2013, $14.2 million in 2014 and $14.3 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2013, the Company had unfunded commitments of $190.0 million under such agreements, of which $46.3 million is expected to be funded by December 31, 2013.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2013, the Company had open commitments of $132.1 million under such agreements which are expected to be fully funded by August 31, 2014.

23.    Subsequent Events

Management and Organizational Changes

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

On August 11, 2014, we announced the resignation of Douglas C. Miller as Senior Vice President and Chief Accounting Officer of the Company and the appointment of Ernest McNeill, Jr. as Senior Vice President and Chief Accounting Officer of the Company, each effective August 25, 2014.

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

On August 8, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending June 30, 2014 with the SEC.

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

On April 4, 2014, we filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 we received from the NYSE a notice of failure to satisfy a continued listing rule or standard and related monitoring. This notice informed us that, as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), we are subject to the procedures specified in Section 802.01E. Under the Section 802.01E procedures, the NYSE will monitor the status of filing of the 2013 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company has not filed the 2013 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2013 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances. The Company believes that the filing of the 2013 Form 10-K within six months from the filing due date satisfies the NYSE requirement to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Rating Agency Actions

On April 9, 2013, A.M. Best Co. (“A.M. Best”) downgraded our issuer credit rating (“ICR”) to “b+” from “bb-” and debt rating to “b+” from “bb-” on our outstanding $253 million 7.45% senior unsecured notes. The ratings for our life insurance subsidiaries were maintained and all ratings were kept under review with negative implications.

On May 22, 2013, Standard & Poor’s Rating Services affirmed our “B-” long-term counterparty credit rating. At the same time, they affirmed our “BB-” financial strength ratings for Phoenix Life and PHL Variable. They removed all the ratings from CreditWatch with negative implications and assigned negative outlooks to all ratings.

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

On May 20, 2014, Standard & Poor’s Rating Services placed its ‘B-‘, long-term counterparty credit rating on Phoenix and its ‘BB-‘ long-term counterparty credit and financial strength ratings on Phoenix Life and PHL Variable on CreditWatch with negative implications.

On August 12, 2014, Standard & Poor’s Rating Services lowered its financial strength ratings on Phoenix Life and PHL Variable to ‘B+’ from ‘BB-’ and affirmed its ‘B-‘ long-term counterparty credit ratings on Phoenix. They removed the credit ratings from CreditWatch and assigned a negative outlook. They also affirmed Phoenix’s long-term counterparty credit rating.

Statutory Results

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities. These annual statements for the year ended December 31, 2013 were filed on a timely basis on February 28, 2014.

SEC Cease-and-Desist Order

See Note 21 to these financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister the Company and PHL Variable Insurance Company (“PHL Variable”); (v) the risk of failure to file our delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of our outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the risk that the delay in filing our annual report and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our securities, including our common stock; (vii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PHL Variable to file SEC reports on a timely basis; (viii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (ix) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (x) the incurrence of significant Restatement-related expenses; (xi) diversion of management and other human resources attention from the operation of our business; (xii) our inability to access alternate financing arrangements to fund our ongoing operations and our inability to register securities for offer and sale with the SEC under the Securities Act until we have filed the delayed SEC filings and are otherwise current with our relevant SEC filing obligations; (xiii) risks associated with our insurance company subsidiaries’ delay in completing their respective U.S. GAAP financial statement restatements and PHL Variable’s delay in its SEC reporting obligations; and (xiv) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

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

For the first three months of 2013, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 87% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs (“DAC”).

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are subject to the same variability and risk, and these factors can vary significantly from period to period.

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

•
DAC amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

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

Recent Trends on Earnings Drivers

•
Premium revenue. Premium revenue decreased $14.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net investment income. Net investment income decreased by $26.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The decrease was due primarily to $6.5 million in lower returns on debt securities as bonds mature and are reinvested at lower yields, and decreases of $12.4 million due to decreases in income from limited partnerships and other alternative investments.

•
Net realized investment gains or losses on investments. Net realized investment losses, excluding OTTI, of $13.3 million were recognized for the three months ended March 31, 2013 compared to losses of $1.8 million for the three months ended March 31, 2012. The change in the net realized losses is primarily attributable to a loss on the embedded derivative liabilities associated the variable annuity GMWB and GMAB riders. For the three months ended March 31, 2013 there were losses on the derivatives of $0.5 million, while there were gains of $24.1 million for the three months ended March 31, 2012. The significant increase for the three months ended March 31, 2012 was due to significant market increases for the quarter.

•
Policy benefits. Policy benefits increased $60.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase was due to additional policy claims for universal life, variable universal life and the closed block, which experienced higher claims during the first quarter of 2013 compared to the first quarter of 2012 as these blocks continue to age. Annuity benefits increased due to additional loss recognition and increased reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased sales during the period.

•
Operating expenses. Other operating expenses increased by $15.4 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase in other operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the three months ended March 31, 2013 was $5.8 million, compared with $5.2 million for the three months ended March 31, 2012. Of these amounts, revenue of $2.4 million and $3.3 million was earned from the sales of Phoenix life and annuity products for the same periods in 2013 and 2012, respectively. Expenses increased to $5.9 million for the three months ended March 31, 2013 from $4.6 million in the three months ended March 31, 2012. The change was primarily driven by an increase in compensation related expenses.

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

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“EGPs”) in the DAC and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models.

Recent Acquisitions and Dispositions

See Note 3 to our consolidated financial statements in the 2012 Form 10-K.

Impact of New Accounting Standards

See Note 3 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting standards.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2013	2012	2013 vs. 2012
		As restated and amended
REVENUES:
Premiums	$82.7	$97.5	(14.8)	(15%)
Fee income	136.3	146.7	(10.4)	(7%)
Net investment income	191.1	217.9	(26.8)	(12%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.9)	(10.5)	9.6	(91%)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(1.7)	3.7	(5.4)	NM
Net OTTI losses recognized in earnings	(2.6)	(6.8)	4.2	(62%)
Net realized investment gains (losses), excluding OTTI losses	(13.3)	(1.8)	(11.5)	NM
Net realized investment gains (losses)	(15.9)	(8.6)	(7.3)	85%
Total revenues	394.2	453.5	(59.3)	(13%)
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	318.8	258.0	60.8	24%
Policyholder dividends	4.4	70.6	(66.2)	(94%)
Policy acquisition cost amortization	45.3	53.4	(8.1)	(15%)
Interest expense on indebtedness	7.7	7.9	(0.2)	(3%)
Other operating expenses	80.8	65.4	15.4	24%
Total benefits and expenses	457.0	455.3	1.7	—%
Income (loss) from continuing operations before income taxes	(62.8)	(1.8)	(61.0)	NM
Income tax expense (benefit)	4.2	11.3	(7.1)	(63%)
Income (loss) from continuing operations	(67.0)	(13.1)	(53.9)	NM
Income (loss) from discontinued operations, net of income taxes	(1.8)	(0.5)	(1.3)	NM
Net income (loss)	(68.8)	(13.6)	(55.2)	NM
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	—	—%
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$(13.5)	$(55.2)	NM
———————
Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

The Company recorded a net loss from continuing operations for the three months ended March 31, 2013 of $67.0 million, or $(11.72) per share, compared with a net loss from continuing operations of $13.1 million, or $(2.25) per share for the three months ended March 31, 2012. The decrease in income from continuing operations is primarily due to the following items:

•
Premium revenue decreased $14.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net investment income decreased by $26.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The decrease was due primarily to $6.5 million in lower returns on debt securities as bonds mature and are reinvested at lower yields, and decreases of $12.4 million due to decreases in income from limited partnerships and other alternative investments.

•
Net realized investment losses, excluding OTTI, of $13.3 million were recognized for the three months ended March 31, 2013 compared to losses of $1.8 million for the three months ended March 31, 2012. The change in the net realized losses is primarily attributable to a loss on the embedded derivative liabilities associated the variable annuity GMWB and GMAB riders. For the three months ended March 31, 2013 there were losses on the derivatives of $0.5 million, while there were gains of $24.1 million for the three months ended March 31, 2012. The significant increase for the three months ended March 31, 2012 was due to significant market increases for the quarter.

•
Other operating expenses increased by $15.4 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase in other operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2013, our debt securities, with a fair value of $11,881.1 million, represented 74.6% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		March 31, 2013
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$6,225.6	52.4%	$5,670.6	51.7%
2	BBB	4,634.2	39.0%	4,275.1	39.0%
	Total investment grade	10,859.8	91.4%	9,945.7	90.7%
3	BB	662.2	5.6%	668.8	6.1%
4	B	164.0	1.4%	169.2	1.6%
5	CCC and lower	137.4	1.1%	136.1	1.2%
6	In or near default	57.7	0.5%	45.1	0.4%
	Total debt securities	$11,881.1	100.0%	$10,964.9	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	March 31, 2013
			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$414.4	$357.6	$59.4	$(2.6)	$56.8
State and political subdivision	343.9	306.1	38.6	(0.8)	37.8
Foreign government	185.4	155.5	29.9	—	29.9
Corporate	7,780.0	7,130.1	716.9	(67.0)	649.9
CMBS	829.7	767.4	67.2	(4.9)	62.3
RMBS	1,673.7	1,602.3	88.9	(17.5)	71.4
CDO/CLO	238.0	244.9	6.4	(13.3)	(6.9)
Other asset-backed	416.0	401.0	27.6	(12.6)	15.0
Total available-for-sale debt securities	$11,881.1	$10,964.9	$1,034.9	$(118.7)	$916.2
Available-for-sale debt securities outside closed block:
Unrealized gains	$5,004.4	$4,587.5	$416.9	$—	$416.9
Unrealized losses	773.6	860.0	—	(86.4)	(86.4)
Total outside the closed block	5,778.0	5,447.5	416.9	(86.4)	330.5
Available-for-sale debt securities in closed block:
Unrealized gains	5,597.0	4,979.0	618.0	—	618.0
Unrealized losses	506.1	538.4	—	(32.3)	(32.3)
Total in the closed block	6,103.1	5,517.4	618.0	(32.3)	585.7
Total available-for-sale debt securities	$11,881.1	$10,964.9	$1,034.9	$(118.7)	$916.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2013 in our available-for-sale debt and short-term investment portfolio were banking (7.0%), electric utilities (5.7%), oil (4.0%), insurance (3.8%) and diversified financial services (3.3%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of
($ in millions)	March 31, 2013
	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities [2]

Spain	$—	$12.1	$48.9	$61.0	0.5%
Ireland	—	5.2	42.1	47.3	0.4%
Italy	—	—	18.6	18.6	0.1%
Portugal	—	—	1.3	1.3	—%
Greece	—	—	—	—	—%
Total	—	17.3	110.9	128.2	1.0%
All other Eurozone [1]	—	66.8	250.3	317.1	2.5%
Total	$—	$84.1	$361.2	$445.3	3.5%
———————

[1]	Includes Belgium, Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At March 31, 2013, 94.9% of the total residential portfolio was rated investment grade. We hold $298.3 million of RMBS investments backed by prime rated mortgages, $261.6 million backed by Alt-A mortgages and $135.3 million backed by sub-prime mortgages, which combined amount to 4.3% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 63.4% rated NAIC-1 and 23.9% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the three months ended March 31, 2013 totaled $1.8 million. These impairments consist of $0.1 million from prime, $1.2 million from Alt-A and $0.5 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of
	March 31, 2013
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% Investment	AA/				CCC and	Near	% Closed
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$942.2	$1,008.3	6.2%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	47.6%
Prime	289.6	298.3	1.9%	70.3%	25.8%	3.0%	0.8%	0.0%	0.1%	42.1%
Alt-A	261.9	261.6	1.6%	52.1%	31.0%	9.3%	3.1%	4.3%	0.2%	30.7%
Sub-prime	138.4	135.3	0.8%	69.9%	6.1%	12.3%	11.7%	0.0%	0.0%	9.1%
Total	$1,632.1	$1,703.5	10.5%	85.1%	9.8%	2.9%	1.5%	0.7%	0.0%	41.0%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $29.9 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$204.3	$209.8	1.3%	0.0%	0.0%	8.2%	12.9%	42.6%	36.3%
NAIC-2	BBB	74.0	76.9	0.5%	0.0%	10.4%	22.6%	51.6%	10.7%	4.7%
NAIC-3	BB	8.7	8.9	0.1%	0.0%	0.0%	56.8%	39.5%	3.7%	0.0%
NAIC-4	B	2.4	2.5	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.2	0.2	0.0%	0.0%	0.0%	0.0%	0.0%	12.2%	87.8%
Total		$289.6	$298.3	1.9%	0.0%	2.7%	14.1%	23.6%	32.8%	26.8%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$137.4	$136.3	0.8%	4.1%	3.2%	20.1%	21.2%	39.0%	12.4%
NAIC-2	BBB	80.9	81.2	0.5%	0.0%	0.0%	6.7%	0.0%	62.8%	30.5%
NAIC-3	BB	22.9	24.2	0.2%	0.0%	0.0%	0.6%	40.8%	47.4%	11.2%
NAIC-4	B	7.7	8.0	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	12.5	11.3	0.1%	0.0%	0.0%	49.7%	50.3%	0.0%	0.0%
NAIC-6	In or near default	0.5	0.6	0.0%	0.0%	0.0%	84.1%	0.0%	15.9%	0.0%
Total		$261.9	$261.6	1.6%	2.1%	1.7%	14.9%	20.1%	44.2%	17.0%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investments	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$93.1	$94.6	0.6%	0.0%	11.1%	9.7%	33.6%	25.0%	20.6%
NAIC-2	BBB	8.6	8.2	0.0%	0.0%	0.0%	0.0%	84.2%	0.0%	15.8%
NAIC-3	BB	19.4	16.6	0.1%	0.0%	55.7%	33.2%	4.3%	0.0%	6.8%
NAIC-4	B	17.1	15.9	0.1%	0.0%	0.0%	0.0%	99.0%	0.0%	1.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.2	—	0.0%	0.0%	0.0%	0.2%	0.3%	0.0%	99.5%
Total		$138.4	$135.3	0.8%	0.0%	14.6%	10.9%	40.8%	17.4%	16.3%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-				2004 and	% Closed
Rating	Designation	Cost	Value [1]	Assets [2]	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$737.9	$803.2	5.0%	31.0%	6.6%	17.8%	11.0%	33.6%	43.0%
NAIC-2	BBB	19.1	15.6	0.1%	0.0%	0.0%	53.9%	46.1%	0.0%	36.6%
NAIC-3	BB	18.4	18.5	0.1%	0.0%	50.9%	19.8%	29.3%	0.0%	26.6%
NAIC-4	B	18.0	15.5	0.1%	0.0%	0.0%	0.0%	52.0%	48.0%	44.7%
NAIC-5	CCC and below	4.4	4.3	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	100.0%
NAIC-6	In or near default	8.0	7.6	0.0%	0.0%	36.9%	0.0%	0.0%	63.1%	17.9%
Total		$805.8	$864.7	5.3%	28.8%	7.6%	17.9%	12.6%	33.1%	42.7%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $28.5 million and $25.1 million, respectively. CMBS holdings in this exhibit include $9.9 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Total other-than-temporary debt impairments	$(0.9)	$(10.5)
Portion of gains (losses) recognized in OCI	(1.7)	3.7
Net debt impairment losses recognized in earnings	$(2.6)	$(6.8)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	(0.6)
CMBS	—	(0.2)
RMBS	(1.8)	(5.4)
CDO/CLO	(0.8)	—
Other asset-backed	—	(0.6)
Net debt security impairments	(2.6)	(6.8)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(2.6)	(6.8)
Debt security transaction gains	11.0	2.2
Debt security transaction losses	(1.4)	(1.1)
Equity security transaction gains	0.3	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	1.0
Limited partnerships and other investment transaction losses	—	(0.2)
Net transaction gains (losses)	9.9	1.9
Derivative instruments	(23.9)	(29.7)
Embedded derivatives [1]	(0.5)	24.1
Assets valued at fair value	1.2	1.9
Net realized investment gains (losses), excluding impairment losses	(13.3)	(1.8)
Net realized investment gains (losses), including impairment losses	$(15.9)	$(8.6)
———————

[1]
Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 11 to our consolidated financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other- than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded in the first three months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.6 million for the first quarter of 2013 and $6.8 million for the first quarter of 2012. There were equity security OTTIs of $0 and $0 for the three months ended March 31, 2013 and 2012. There were limited partnerships and other investment OTTIs of $0 and $0 for the first three months of 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(1.7) million for the first quarter of 2013 and $3.7 million for the first quarter of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2013	2012
		As restated and amended

Balance, beginning of period	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	—	(2.0)
Add: Credit losses on securities previously impaired [1]	(1.6)	(3.4)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.5	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(70.7)	$(84.5)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of March 31, 2013. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type:	March 31, 2013	December 31, 2012
($ in millions)

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(8.3)	(8.3)
CMBS	(6.2)	(6.2)
RMBS	(29.2)	(30.6)
CDO/CLO	(17.4)	(18.1)
Other asset-backed	(1.8)	(1.4)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(64.0)	$(65.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of
Securities Outside Closed Block:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Total fair value	$773.6	$332.4	$39.6	$401.6
Total amortized cost	860.0	338.2	41.2	480.6
Unrealized losses	$(86.4)	$(5.8)	$(1.6)	$(79.0)
Number of securities [1]	256	88	17	151
Investment grade:
Unrealized losses	$(34.2)	$(5.3)	$(1.1)	$(27.8)
Below investment grade:
Unrealized losses	$(52.2)	$(0.5)	$(0.5)	$(51.2)
Available-for-sale equity securities outside closed block
Unrealized losses	$(1.1)	$(0.7)	$(0.2)	$(0.2)
Number of securities [1]	16	10	2	4
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 39.6% of the unrealized losses after offsets pertain to investment grade securities and 60.4% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Outside Closed Block:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(55.2)	$(1.6)	$—	$(53.6)
Number of securities [1]	31	3	—	28
Investment grade:
Unrealized losses over 20% of cost	$(14.1)	$(0.2)	$—	$(13.9)
Below investment grade:
Unrealized losses over 20% of cost	$(41.0)	$(1.4)	$—	$(39.6)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(1.0)	$(0.7)	$(0.1)	$(0.2)
Number of securities [1]	11	8	1	2
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Total fair value	$506.1	$194.5	$31.7	$279.9
Total amortized cost	538.4	197.9	33.1	307.4
Unrealized losses	$(32.3)	$(3.4)	$(1.4)	$(27.5)
Number of securities [1]	142	54	8	80
Investment grade:
Unrealized losses	$(19.6)	$(3.2)	$(1.1)	$(15.3)
Below investment grade:
Unrealized losses	$(12.7)	$(0.2)	$(0.3)	$(12.2)
Available-for-sale equity securities inside closed block
Unrealized losses	$(1.1)	$(0.6)	$(0.1)	$(0.4)
Number of securities [1]	14	8	3	3
———————

[1]	Certain securities are held in both the open and closed blocks.

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at March 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(8.6)	$(3.7)	$—	$(4.9)
Number of securities [1]	9	1	—	8
Investment grade:
Unrealized losses over 20% of cost	$(2.1)	$—	$—	$(2.1)
Below investment grade:
Unrealized losses over 20% of cost	$(6.5)	$(3.7)	$—	$(2.8)
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(1.0)	$(0.7)	$(0.1)	$(0.2)
Number of securities [1]	8	6	1	1
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Cash provided by (used for) operating activities	$(186.6)	$(152.2)
Cash provided by (used for) investing activities	65.5	(81.1)
Cash provided by (used for) financing activities	170.3	242.0
Change in cash and cash equivalents	$49.2	$8.7

Three months ended March 31, 2013 vs. March 31, 2012

Cash used for operating activities increased by $34.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was driven by increased professional fees, legal services, audit and consulting fees primarily related to the Restatement, lower renewal premiums on our legacy blocks of business due to a declining in force population, and reduced cash income received from available-for-sale debt securities due to maturing bonds being reinvested at lower yields. Partially offsetting this increase were lower death benefits paid on traditional life products and reduced commissions paid related to lower sales of our fixed indexed annuity product.

Cash provided by investing activities increased $146.6 million during the three months ended March 31, 2013 compared to the there months ended March 31, 2012 as a result of a greater increase in sales and maturities relative to purchases. This was primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits of fixed index annuities, combined with significantly increased holdings of cash and cash equivalents in lieu of reinvestment.

Cash provided by financing activities decreased $71.7 million during the three months ended March 13, 2013. This decline was primarily a result of a decrease in policyholder deposits related to lower sales of fixed indexed annuities when compared to 2012.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York State Department of Financial Services (“NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $78.3 million in 2013. During the three months ended March 31, 2013, Phoenix Life declared $20.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of March 31, 2013, Phoenix Life had $828.5 million of statutory capital, surplus and asset valuation reserve (“AVR”). Phoenix Life’s estimated RBC ratio was in excess of 250%.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes, and operating expenses. Interest expense on senior unsecured bonds was $5.4 million and $4.8 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

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

Historically, our Life Companies have used cash flows from operations and investing activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits, and charges on insurance policies and annuity contracts. In the case of Phoenix Life, cash inflows also include dividends, distributions, and other payments from subsidiaries. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets, and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our reinsurance, recoveries from other retrocessionaires, and investing activities.

Aggregate life surrenders in 2012 were 5.8% of related reserves, but improved in the three months ended March 31, 2013, dropping to 5.1%. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-terms, treasuries, and agency-mortgage backed securities. These liquid assets accounted for 15.7% of fixed income investments as of March 31, 2013, as compared with 10.6% at year end 2012. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

The primary liquidity risks regarding cash inflows from the investing activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

In 2004, Phoenix Life issued $175.0 million principal of surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs. Interest payments are at an annual rate of 7.15%, require the prior approval of the NYDFS, and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York insurance law. During September 2012, the Company repurchased and retired $48.3 million principal of these surplus notes after receiving prior approval from the NYDFS.

We believe that the existing and expected sources of liquidity for our Life Companies are adequate to meet both current and anticipated needs.

Capital Management Program

The Company effected a 1-for-20 reverse stock split of its common stock following market close on August 10, 2012. No fractional shares were issuable in connection with the reverse stock split. Instead, shareholders were entitled to receive cash in lieu of fractional shares, based on the closing price of the Company’s common stock on August 10, 2012. As a result of the reverse stock split, an aggregate of $2.9 million was payable to shareholders for such fractional shares. See Note 10 to our consolidated financial statements in this Form 10-Q for additional information on the reverse stock split.

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

On September 20, 2012, the Board authorized a program to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated the Company’s previously existing stock repurchase program. No shares were repurchased during the three months ended March 31, 2013.

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

On January 14, 2014, Moody’s Investor Services withdrew all ratings of Phoenix including the Caa1 senior debt rating of Phoenix and the Ba2 financial strength rating of the Company’s life insurance subsidiaries and the B1 (hyb) debt rating of Phoenix Life’s surplus notes. On September 25, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating and Caa1 senior debt rating. On June 21, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating and Caa1 senior debt rating. On March 20, 2013, Moody’s Investor Services maintained the review for downgrade for our financial strength rating of Ba2 and downgraded our senior debt rating B3 to Caa1. On December 12, 2012, Moody’s Investor Services placed our Ba2 financial strength rating and B3 senior debt rating under review for downgrade.

On August 12, 2014, Standard & Poor’s lowered its financial strength ratings on Phoenix Life and PHL Variable to B+ from BB- and affirmed its B- long-term counterparty credit rating on The Phoenix Companies, Inc. They removed the ratings from CreditWatch and assigned a negative outlook. They also affirmed The Phoenix Companies, Inc.’s long-term counterparty credit rating. On May 20, 2014, Standard & Poor’s placed our financial strength rating of BB- and senior debt rating of B- on CreditWatch with negative implications. On May 22, 2013, Standard & Poor’s affirmed our financial strength rating of BB- and senior debt rating of B-. All ratings were removed from CreditWatch with Negative Implications and placed on negative outlook. On March 8, 2013, Standard & Poor’s placed our financial strength rating of BB- and our senior debt rating of B- on CreditWatch Negative. On January 16, 2013, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of B-. They also removed the ratings from CreditWatch Negative and returned the outlook to stable. On December 7, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and our senior debt rating of B- and placed the ratings on CreditWatch Negative. On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and raised our senior debt rating to B- from CCC+. They maintained their stable outlook on our ratings.

The financial strength and debt ratings as of September 4, 2014 were as follows:

	Financial Strength Rating		Senior Debt Rating
Rating Agency	of Phoenix Life [1]	Outlook	of PNX	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	B+	Negative	B-	CreditWatch Negative
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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	March 31, 2013	December 31, 2012	percentage change
			2013 vs. 2012
ASSETS
Available-for-sale debt securities, at fair value	$11,881.1	$11,956.4	$(75.3)	(1%)
Available-for-sale equity securities, at fair value	34.6	34.8	(0.2)	(1%)
Short-term investments	699.5	699.6	(0.1)	—%
Limited partnerships and other investments	563.4	577.3	(13.9)	(2%)
Policy loans, at unpaid principal balances	2,340.1	2,354.7	(14.6)	(1%)
Derivative instruments	194.4	157.4	37.0	24%
Fair value investments	215.2	201.5	13.7	7%
Total investments	15,928.3	15,981.7	(53.4)	—%
Cash and cash equivalents	295.2	246.4	48.8	20%
Accrued investment income	176.1	170.3	5.8	3%
Receivables	68.6	82.9	(14.3)	(17%)
Reinsurance recoverable	594.4	583.6	10.8	2%
Deferred policy acquisition costs	881.5	902.2	(20.7)	(2%)
Deferred income taxes, net	41.5	49.4	(7.9)	(16%)
Other assets	250.5	243.1	7.4	3%
Discontinued operations assets	48.4	53.7	(5.3)	(10%)
Separate account assets	3,406.7	3,316.5	90.2	3%
Total assets	$21,691.2	$21,629.8	$61.4	—%

LIABILITIES
Policy liabilities and accruals	$12,653.8	$12,656.7	$(2.9)	—%
Policyholder deposit funds	3,153.8	3,040.7	113.1	4%
Dividend obligations	943.8	1,003.6	(59.8)	(6%)
Indebtedness	378.8	378.8	—	—%
Pension and postretirement liabilities	424.7	429.3	(4.6)	(1%)
Other liabilities	256.1	245.3	10.8	4%
Discontinued operations liabilities	42.9	48.4	(5.5)	(11%)
Separate account liabilities	3,406.7	3,316.5	90.2	3%
Total liabilities	21,260.6	21,119.3	141.3	1%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,632.9	2,633.1	(0.2)	—%
Accumulated other comprehensive loss	(260.8)	(249.3)	(11.5)	5%
Accumulated deficit	(1,765.9)	(1,697.2)	(68.7)	4%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	423.4	503.8	(80.4)	(16%)
Noncontrolling interests	7.2	6.7	0.5	7%
Total liabilities and stockholders’ equity	430.6	510.5	(79.9)	(16%)
Total The Phoenix Companies, Inc. stockholders’ equity	$21,691.2	$21,629.8	$61.4	—%
———————
Not meaningful (NM)

March 31, 2013 compared with December 31, 2012

Assets

The decrease in available-for-sale debt securities was partially due to a decline in the market value of these securities resulting from increases in interest rates in the period. Partially offsetting these declines were additional purchases of securities primarily from continued deposits in the fixed indexed annuity business, and increases in cash and cash equivalents.

The increase in derivative instruments is primarily due to gains on the call options that are used to hedge the fixed indexed annuity business. This increase in derivative assets is offset by increases in derivative liabilities, which are recorded within other liabilities. The net derivative position of $118.0 million as of March 31, 2013 has not fluctuated significantly from the net derivative position of $111.6 million as of December 31, 2012.

DAC decreased overall as a result of continued amortization of previously deferred costs, which was partially offset by increases in the shadow component due to unrealized losses on investments within AOCI for the three months ended March 31, 2013. The table below presents DAC by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	March 31, 2013	December 31, 2012	percentage change
($ in millions)			2013 vs. 2012

Variable universal life	$133.4	$140.8	$(7.4)	(5%)
Universal life	191.2	209.1	(17.9)	(9%)
Variable annuities	95.8	91.8	4.0	4%
Fixed annuities	143.4	129.0	14.4	11%
Traditional life	317.7	331.5	(13.8)	(4%)
Total deferred policy acquisition costs	$881.5	$902.2	$(20.7)	(2)%
———————
Not meaningful (NM)

Separate account assets and liabilities increased as a result of market performance of the assets, which were partially offset by policyholder withdrawals.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the three months ended March 31, 2013 primarily as a result of continued sales of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the three months ended March 31, 2013. In addition, accumulated other comprehensive losses increased due to unrealized losses on available-for-sale debt securities for the three months ended March 31, 2013 due to a rise in interest rates during the period.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Deposits	$173.7	$227.3
Performance and interest credited	167.4	262.3
Fees	(16.5)	(14.9)
Benefits and surrenders	(151.3)	(161.3)
Change in funds on deposit	173.3	313.4
Funds on deposit, beginning of period	5,042.1	4,495.4
Annuity funds on deposit, end of period	$5,215.4	$4,808.8

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Annuity funds on deposit increased $173.3 million and $313.4 million during the three months ended March 31, 2013 and 2012, respectively. While deposits were less during the three months ended March 31, 2013, the increase due to to market performance was also less as a result of smaller gains in the market for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Fees and benefits and surrenders remained stable.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Deposits	$19.2	$22.1
Performance and interest credited	58.3	96.1
Fees and cost of insurance	(18.3)	(20.7)
Benefits and surrenders	(29.3)	(41.6)
Change in funds on deposit	29.9	55.9
Funds on deposit, beginning of period	1,014.3	1,019.1
Variable universal life funds on deposit, end of period	$1,044.2	$1,075.0

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Variable universal life funds on deposit increased $29.9 million and $55.9 million during the three months ended March 31, 2013 and 2012, respectively. The difference is primarily attributable to smaller gains in the market for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Deposits	$107.0	$89.3
Interest credited	18.6	19.0
Fees and cost of insurance	(88.6)	(96.3)
Benefits and surrenders	(28.4)	(28.7)
Change in funds on deposit	8.6	(16.7)
Funds on deposit, beginning of period	1,837.9	1,852.8
Universal life funds on deposit, end of period	$1,846.5	$1,836.1

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Universal life funds on deposit increased $8.6 million during the three months ended March 31, 2013 compared to a decrease of $16.7 million for the three months ended March 31, 2012, respectively. The increase was primarily due to more deposits for the three months ended March 31, 2013. Benefits and surrenders and interest credited did not change significantly over the comparable periods.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2013, the Company had unfunded commitments of $190.0 million under such agreements, of which $46.3 million is expected to be funded by December 31, 2013.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2013, the Company had open commitments of $132.1 million under such agreements which are expected to be fully funded by August 31, 2014.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2012 Form 10-K.

Obligations Related to Pension and Post-employment Employee Benefit Plans

As of March 31, 2013, there were no material changes to our obligations related to pension and post-employment employee benefit plans as described in our 2012 Form 10-K.

We made contributions to the pension plan of $0 in the first quarter of 2013. We expect to make contributions of $11.4 million by December 31, 2013. On July 6, 2012, the Surface Transportation Extension Act of 2012, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 16 to our consolidated financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 22 to our consolidated financial statements in this Form 10-Q for additional information.

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

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) decreased from $922.5 million at December 31, 2012 to $828.5 million at March 31, 2013. The principal factors resulting in this decrease were a consolidated net loss of $26.7 million, $20.0 million of dividends declared during the first quarter of 2013 and $29.5 million relating to lower admitted deferred tax assets.

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

See our 2013 Form 10-K, which was filed out of sequence, for information regarding our enterprise risk management and which is reflective of our exposure to operational or market risk at March 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2013 Form 10-K, which was filed out of sequence, for information about our management of market risk. There were no material changes in our market risk exposure at March 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at March 31, 2013. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s consolidated financial statements.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Previously Identified Material Weaknesses

As previously disclosed in the 2013 Form 10-K, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2013 Form 10-K.

Remediation Status

As disclosed in the 2013 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2013 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of March 31, 2013, see “Legal Proceedings” in Part I, Item 3 of our 2013 Form 10-K, which was filed out of sequence.

See Item 1A, “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence, and Note 21 to our consolidated financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

As of March 31, 2013, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

(a)    Not applicable.

(b)    No material changes.

Item 6.    EXHIBITS

Exhibit

4.1	First Supplemental Indenture dated as of January 18, 2013, (incorporated by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 18, 2013)

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

THE PHOENIX COMPANIES

Date: September 10, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer