Form 10-Q
period 2013-09-30
PHOENIX COMPANIES INC/DE
filed 2014-09-11
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended September 30, 2013 (this “Form 10-Q”) is being filed by The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

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

The unaudited financial statements for the three and nine month periods ended September 30, 2012 contained in this Form 10-Q are consistent with the restated and amended financial statements for the year ended December 31, 2012 and the three and nine month periods ended September 30, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. The unaudited financial statements for the three month and nine month periods ended September 30, 2013 contained in this Form 10-Q are consistent with those contained in the 2013 Form 10-K.

The information contained in this Form 10-Q serves to update the financial statements of the Company for the year ended December 31, 2012 contained in the 2012 Form 10-K, but does not serve to update the financial statements of the Company for the year ended December 31, 2013 contained in the 2013 Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Balance Sheets
($ in millions, except share data)
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,222.8 and $11,018.4)	$11,713.2	$11,956.4
Available-for-sale equity securities, at fair value (cost of $26.9 and $27.5)	45.2	34.8
Short-term investments	454.8	699.6
Limited partnerships and other investments	573.0	577.3
Policy loans, at unpaid principal balances	2,329.9	2,354.7
Derivative instruments	197.2	157.4
Fair value investments	223.7	201.5
Total investments	15,537.0	15,981.7
Cash and cash equivalents	492.8	246.4
Accrued investment income	206.1	170.3
Receivables	68.6	82.9
Reinsurance recoverable	589.6	583.6
Deferred policy acquisition costs	900.4	902.2
Deferred income taxes, net	66.0	49.4
Other assets	276.4	243.1
Discontinued operations assets	45.5	53.7
Separate account assets	3,350.9	3,316.5
Total assets	$21,533.3	$21,629.8

LIABILITIES:
Policy liabilities and accruals	$12,559.3	$12,656.7
Policyholder deposit funds	3,328.6	3,040.7
Dividend obligations	746.5	1,003.6
Indebtedness	378.8	378.8
Pension and postretirement liabilities	407.2	429.3
Other liabilities	342.9	245.3
Discontinued operations liabilities	39.6	48.4
Separate account liabilities	3,350.9	3,316.5
Total liabilities	21,153.8	21,119.3

CONTINGENCIES AND COMMITMENTS (Notes 20 & 21)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.7 million shares outstanding	0.1	0.1
Additional paid-in capital	2,633.1	2,633.1
Accumulated other comprehensive income (loss)	(258.9)	(249.3)
Retained earnings (accumulated deficit)	(1,820.5)	(1,697.2)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	370.9	503.8
Noncontrolling interests	8.6	6.7
Total stockholders’ equity	379.5	510.5
Total liabilities and stockholders’ equity	$21,533.3	$21,629.8

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Premiums	$84.5	$94.8	$254.6	$290.6
Fee income	140.4	138.8	409.3	423.1
Net investment income	199.3	205.1	584.4	623.3
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.7)	(7.2)	(2.6)	(30.6)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.4)	(0.2)	(4.6)	11.3
Net OTTI losses recognized in earnings	(2.1)	(7.4)	(7.2)	(19.3)
Net realized investment gains (losses), excluding OTTI losses	10.1	34.9	6.5	20.9
Net realized investment gains (losses)	8.0	27.5	(0.7)	1.6
Gain on debt repurchase	—	11.9	—	11.9
Total revenues	432.2	478.1	1,247.6	1,350.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	261.1	352.5	852.7	888.9
Policyholder dividends	66.2	81.0	121.9	222.3
Policy acquisition cost amortization	33.1	71.7	110.6	164.6
Interest expense on indebtedness	7.1	7.9	21.9	23.7
Other operating expenses	77.7	61.9	250.3	187.1
Total benefits and expenses	445.2	575.0	1,357.4	1,486.6
Income (loss) from continuing operations before income taxes	(13.0)	(96.9)	(109.8)	(136.1)
Income tax expense (benefit)	9.2	(4.9)	12.1	(1.0)
Income (loss) from continuing operations	(22.2)	(92.0)	(121.9)	(135.1)
Income (loss) from discontinued operations, net of income taxes	0.3	(6.0)	(1.7)	(12.0)
Net income (loss)	(21.9)	(98.0)	(123.6)	(147.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.3)	0.6
Net income (loss) attributable to The Phoenix Companies, Inc.	$(21.8)	$(98.8)	$(123.3)	$(147.7)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Income and Comprehensive Income
($ in millions, except per share data)
Nine Months Ended September 30, 2013 and 2012

(Continued from previous page)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(21.8)	$(98.8)	$(123.3)	$(147.7)
Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.3)	0.6
Net income (loss)	(21.9)	(98.0)	(123.6)	(147.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	12.6	31.6	(35.3)	82.3
Net pension liability adjustment	2.6	2.4	9.0	(0.1)
Other comprehensive income (loss) before income taxes	15.2	34.0	(26.3)	82.2
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(0.2)	38.6	(16.7)	83.5
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(0.2)	38.6	(16.7)	83.5
Other comprehensive income (loss), net of income taxes	15.4	(4.6)	(9.6)	(1.3)
Comprehensive income (loss)	(6.5)	(102.6)	(133.2)	(148.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.3)	0.6
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(6.4)	$(103.4)	$(132.9)	$(149.0)

EARNINGS (LOSS) PER SHARE: [1]
Income (loss) from continuing operations – basic	$(3.87)	$(16.00)	$(21.23)	$(23.33)
Income (loss) from continuing operations – diluted	$(3.87)	$(16.00)	$(21.23)	$(23.33)
Income (loss) from discontinued operations – basic	$0.05	$(1.04)	$(0.30)	$(2.07)
Income (loss) from discontinued operations – diluted	$0.05	$(1.04)	$(0.30)	$(2.07)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(3.80)	$(17.19)	$(21.47)	$(25.50)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(3.80)	$(17.19)	$(21.47)	$(25.50)
Basic weighted-average common shares outstanding (in thousands)	5,742	5,749	5,742	5,792
Diluted weighted-average common shares outstanding (in thousands)	5,742	5,749	5,742	5,792
———————

[1]	All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2013 and 2012

	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(123.3)	$(147.7)
Net realized investment gains / losses	(3.8)	4.2
Gain on debt repurchase	—	(11.9)
Policy acquisition costs deferred	(42.8)	(56.2)
Policy acquisition cost amortization	110.6	164.6
Amortization and depreciation	6.3	9.9
Interest credited	99.8	90.1
Equity in earnings of limited partnerships and other investments	(35.4)	(46.0)
Change in:
Accrued investment income	(102.8)	(118.1)
Deferred income taxes, net	—	(24.7)
Receivables	14.1	10.9
Reinsurance recoverable	(6.7)	(30.7)
Policy liabilities and accruals	(299.3)	(312.4)
Pension and postretirement liabilities	(13.1)	(21.5)
Dividend obligations	(9.4)	66.9
Impact of operating activities of consolidated investment entities, net	(3.6)	—
Other operating activities, net	31.7	19.2
Cash provided by (used for) operating activities	(377.7)	(403.4)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,673.6)	(1,168.4)
Available-for-sale equity securities	(4.5)	(6.3)
Short-term investments	(1,089.1)	(1,199.3)
Derivative instruments	(72.4)	(46.0)
Fair value and other investments	(26.7)	(28.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,524.1	1,222.2
Available-for-sale equity securities	3.8	7.9
Short-term investments	1,334.5	967.9
Derivative instruments	34.0	16.2
Fair value and other investments	18.2	17.6
Contributions to limited partnerships and limited liability corporations	(51.8)	(63.7)
Distributions from limited partnerships and limited liability corporations	78.9	101.9
Policy loans, net	86.8	106.7
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	(6.9)	(5.8)
Cash provided by (used for) investing activities	155.3	(77.8)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2013 and 2012

(Continued from previous page)	September 30,
	2013	2012
FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,025.1	1,216.3
Policyholder deposit fund withdrawals	(857.4)	(861.8)
Net transfers to/from separate accounts	299.3	279.4
Impact of financing activities of consolidated investment entities, net	2.3	0.1
Other financing activities, net	—	(39.6)
Cash provided by (used for) financing activities	469.3	594.4
Change in cash and cash equivalents	246.9	113.2
Change in cash included in discontinued operations assets	(0.5)	2.4
Cash and cash equivalents, beginning of period	246.4	168.2
Cash and cash equivalents, end of period	$492.8	$283.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$8.5	$3.3
Interest expense on indebtedness paid	$18.6	$20.4

Non-Cash Transactions During the Year
Investment exchanges	$85.7	$84.4

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
($ in millions)
Nine Months Ended September 30, 2013 and 2012

	September 30,
	2013	2012
COMMON STOCK: [1]
Balance, beginning of period	$0.1	$1.3
Adjustment for reverse stock split	—	(1.2)
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,630.5
Issuance of shares and compensation expense on stock compensation awards	—	1.0
Adjustment for reverse stock split [1]	—	1.2
Balance, end of period	$2,633.1	$2,632.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$(230.7)
Other comprehensive income (loss)	(9.6)	(1.3)
Balance, end of period	$(258.9)	$(232.0)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,697.2)	$(1,528.7)
Net income (loss)	(123.3)	(147.7)
Balance, end of period	$(1,820.5)	$(1,676.4)

TREASURY STOCK, AT COST: [1]
Balance, beginning of period	$(182.9)	$(179.5)
Treasury shares purchased	—	(3.4)
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$692.9
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(132.9)	(151.4)
Balance, end of period	$370.9	$541.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$2.8
Change in noncontrolling interests	1.9	2.4
Balance, end of period	$8.6	$5.2

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$695.7
Change in stockholders’ equity	(131.0)	(149.0)
Stockholders’ equity, end of period	$379.5	$546.7
———————

[1]	Reflects the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 9 to these financial statements for additional information on the reverse stock split.

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012

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

2.    Basis of Presentation and Significant Accounting Policies

We have prepared these consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months and nine months ended September 30, 2013 are not necessarily indicative of full year results. Results for the quarter ended and nine months ended September 30, 2013 include $0 and $2.4 million, respectively, of income related to out-of-period adjustments. Such amounts are not material to any period presented. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K.

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

Adoption of new accounting standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income (“ASU 2013-02”). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance was effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. See Note 14 to these financial statements for the disclosures required by this guidance.

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP. This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. See Note 11 to these financial statements for the disclosures required by this guidance.

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

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $589.6 million and $583.6 million as of September 30, 2013 and December 31, 2012, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Direct premiums	$120.1	$133.4	$367.8	$411.6
Premiums assumed from reinsureds	2.7	1.9	6.7	6.1
Premiums ceded to reinsurers [1]	(38.3)	(40.5)	(119.9)	(127.1)
Premiums	$84.5	$94.8	$254.6	$290.6
Percentage of amount assumed to net premiums	3.2%	2.0%	2.6%	2.1%

Direct policy benefits incurred	$205.6	$191.9	$603.0	$574.1
Policy benefits assumed from reinsureds	3.6	30.0	22.4	67.9
Policy benefits ceded to reinsurers	(77.6)	(49.3)	(192.8)	(200.1)
Premiums paid to reinsurers [2]	26.4	28.1	53.8	69.5
Policy benefits [3]	$158.0	$200.7	$486.4	$511.4
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $103.1 million and $151.8 million, net of reinsurance, for the three months ended September 30, 2013 and 2012, respectively, and $366.3 million and $377.5 million, net of reinsurance, for the nine months ended September 30, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2013, five major reinsurance companies account for approximately 64% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at September 30, 2013 and December 31, 2012, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities as of:	September 30, 2013	December 31, 2012
($ in millions)			Inception

Available-for-sale debt securities	$5,856.8	$6,221.5	$4,773.1
Available-for-sale equity securities	16.9	11.4	—
Short-term investments	140.0	174.9	—
Limited partnerships and other investments	349.3	353.1	399.0
Policy loans	1,213.6	1,233.5	1,380.0
Fair value investments	37.9	30.8	—
Total closed block investments	7,614.5	8,025.2	6,552.1
Cash and cash equivalents	106.5	32.7	—
Accrued investment income	84.2	85.3	106.8
Receivables	44.5	53.1	35.2
Reinsurance recoverable	20.3	7.5	—
Deferred income taxes	251.3	217.6	389.4
Other closed block assets	17.5	31.7	6.2
Total closed block assets	8,138.8	8,453.1	7,089.7
Policy liabilities and accruals	8,283.1	8,421.7	8,301.7
Policyholder dividends payable	213.7	223.8	325.1
Policy dividend obligation	532.6	779.8	—
Other closed block liabilities	109.6	47.5	12.3
Total closed block liabilities	9,139.0	9,472.8	8,639.1
Excess of closed block liabilities over closed block assets [1]	1,000.2	1,019.7	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(6.3)	(5.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$1,006.5	$1,025.1
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in	Three Months Ended		Nine Months Ended
Policyholder Dividend Obligations:	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Closed block revenues
Premiums	$76.2	$89.5	$230.4	$270.1
Net investment income	104.0	115.7	304.1	343.5
Net realized investment gains (losses)	8.0	7.5	9.7	9.4
Total revenues	188.2	212.7	544.2	623.0
Policy benefits, excluding policyholder dividends	111.1	120.1	389.7	364.8
Other operating expenses	1.4	1.3	4.0	3.6
Total benefits and expenses, excluding policyholder dividends	112.5	121.4	393.7	368.4
Closed block contribution to income before dividends and income taxes	75.7	91.3	150.5	254.6
Policyholder dividends	(66.2)	(80.9)	(121.8)	(221.6)
Closed block contribution to income before income taxes	9.5	10.4	28.7	33.0
Applicable income tax expense	3.3	3.6	10.0	11.5
Closed block contribution to income	6.2	6.8	18.7	21.5
Less: Closed block contribution to income attributable to noncontrolling interests	(0.1)	0.4	(0.3)	0.4
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.3	$6.4	$19.0	$21.1

Closed Block Policyholder Dividend Obligation as of:	September 30, 2013	December 31, 2012
($ in millions)
Policyholder dividend obligation
Policyholder dividends provided through earnings	$121.8	$294.5
Policyholder dividends provided through OCI	(247.9)	168.0
Additions to (reductions of) policyholder dividend liabilities	(126.1)	462.5
Policyholder dividends paid	(131.2)	(211.4)
Increase in policyholder dividend liabilities	(257.3)	251.1
Policyholder dividend liabilities, beginning of period	1,003.6	752.5
Policyholder dividend liabilities, end of period	746.3	1,003.6
Policyholder dividends payable, end of period	(213.7)	(223.8)
Policyholder dividend obligation, end of period	$532.6	$779.8

The policyholder dividend obligation includes approximately $174.1 million and $172.6 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of September 30, 2013 and December 31, 2012 respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of September 30, 2013 and December 31, 2012, the policyholder dividend obligation also includes $358.5 million and $607.2 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended September 30, 2013 and 2012 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Policy acquisition costs deferred	$13.9	$18.0	$42.8	$56.2
Costs amortized to expenses:
Recurring costs	(32.4)	(5.5)	(107.9)	(103.4)
Assumption unlocking	—	(46.3)	—	(46.3)
Realized investment gains (losses)	(0.7)	(20.0)	(2.7)	(14.9)
Offsets to net unrealized investment gains or losses included in AOCI [1]	5.0	(15.1)	66.0	(66.4)
Change in deferred policy acquisition costs	(14.2)	(68.9)	(1.8)	(174.8)
Deferred policy acquisition costs, beginning of period	914.6	1,013.3	902.2	1,119.2
Deferred policy acquisition costs, end of period	$900.4	$944.4	$900.4	$944.4
———————

[1]
An offset to DAC and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to DAC amortized using gross profits or gross margins would result.

During the three and nine months ended September 30, 2013 and 2012, deferred expenses primarily consisted of commissions related to fixed indexed annuity sales.

6.    Sales Inducements

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

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Deferred asset, beginning of period	$73.1	$47.8	$61.4	$50.2
Sales inducements deferred	2.7	2.7	8.2	12.4
Amortization charged to income	(1.9)	(2.1)	(5.4)	(6.2)
Offsets to net unrealized investment gains or losses included in AOCI	0.2	10.2	9.9	2.2
Deferred asset, end of period	$74.1	$58.6	$74.1	$58.6

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at September 30, 2013 and December 31, 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2013
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$404.0	$45.6	$(3.8)	$445.8	$—
State and political subdivision	364.5	21.9	(8.8)	377.6	(1.2)
Foreign government	177.1	18.0	(0.3)	194.8	—
Corporate	7,275.6	482.0	(132.4)	7,625.2	(8.4)
Commercial mortgage-backed (“CMBS”)	719.3	39.2	(3.7)	754.8	(4.2)
Residential mortgage-backed (“RMBS”)	1,717.6	55.2	(27.9)	1,744.9	(26.4)
CDO/CLO	220.7	5.5	(5.5)	220.7	(15.3)
Other asset-backed	344.0	16.6	(11.2)	349.4	(1.8)
Available-for-sale debt securities	$11,222.8	$684.0	$(193.6)	$11,713.2	$(57.3)

Amounts applicable to the closed block	$5,502.8	$420.8	$(66.8)	$5,856.8	$(16.6)

Available-for-sale equity securities	$26.9	$19.4	$(1.1)	$45.2	$—

Amounts applicable to the closed block	$10.6	$6.8	$(0.5)	$16.9	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	September 30, 2013
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$239.8	$246.4
Due after one year through five years	796.4	866.8
Due after five years through ten years	810.5	877.0
Due after ten years	6,374.5	6,653.2
CMBS/RMBS/ABS/CDO/CLO [1]	3,001.6	3,069.8
Total	$11,222.8	$11,713.2
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of September 30, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	September 30, 2013	December 31, 2012
($ in millions)
Debt securities, available-for-sale
Proceeds from sales	$328.1	$346.5
Proceeds from maturities/repayments	1,182.0	1,527.2
Gross investment gains from sales, prepayments and maturities	31.6	52.3
Gross investment losses from sales and maturities	(3.5)	(11.1)

Equity securities, available-for-sale
Proceeds from sales	$3.7	$12.6
Gross investment gains from sales	1.3	8.5
Gross investment losses from sales	(1.2)	(0.4)

Aging of Temporarily Impaired Securities:	As of
($ in millions)	September 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$35.5	$(1.2)	$21.3	$(2.6)	$56.8	$(3.8)
State and political subdivision	80.7	(6.5)	11.0	(2.3)	91.7	(8.8)
Foreign government	38.6	(0.3)	—	—	38.6	(0.3)
Corporate	1,661.5	(74.6)	241.7	(57.8)	1,903.2	(132.4)
CMBS	76.6	(2.7)	12.2	(1.0)	88.8	(3.7)
RMBS	355.1	(15.9)	138.7	(12.0)	493.8	(27.9)
CDO/CLO	46.6	(0.5)	96.6	(5.0)	143.2	(5.5)
Other asset-backed	21.2	(0.7)	43.4	(10.5)	64.6	(11.2)
Debt securities	2,315.8	(102.4)	564.9	(91.2)	2,880.7	(193.6)
Equity securities	0.8	—	3.6	(1.1)	4.4	(1.1)
Total temporarily impaired securities	$2,316.6	$(102.4)	$568.5	$(92.3)	$2,885.1	$(194.7)
Amounts inside the closed block	$1,467.2	$(40.0)	$222.2	$(27.3)	$1,689.4	$(67.3)
Amounts outside the closed block	$849.4	$(62.4)	$346.3	$(65.0)	$1,195.7	$(127.4)
Amounts outside the closed block that are below investment grade	$105.5	$(4.1)	$91.2	$(18.0)	$196.7	$(22.1)
Number of securities		411		147		558

Unrealized losses on below-investment-grade debt securities outside the closed block with a fair value depressed by more than 20% of amortized cost totaled $11.3 million at September 30, 2013, of which $9.1 million was depressed by more than 20% of amortized cost for more than 12 months.

Unrealized losses on below-investment-grade debt securities held in the closed block with a fair value depressed by more than 20% of amortized cost totaled $5.0 million at September 30, 2013, of which $0.0 million was depressed by more than 20% of amortized cost for more than 12 months.

As of September 30, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 141 debt securities and six equity securities. The debt securities primarily relate to corporate securities and asset backed securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these fixed maturity securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performs an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information is obtained related to company performance in the third quarter of 2013 which would not indicate that the additional losses are other-than-temporary.

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded in the first nine months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.1 million for the third quarter of 2013 and $7.1 million for the third quarter of 2012 and $7.2 million for the first nine months of 2013 and $17.5 million for the first nine months of 2012. There were equity security OTTIs of $0 and $0 for the three and nine months ended September 30, 2013 and $0.0 million and $1.5 million for the three and nine months September 30, 2012. There were limited partnerships and other investment OTTIs of $0 and $0 for the three and nine months ended September 30, 2013 and $0.3 million and $0.3 million for the three and nine months ended September 30, 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.4) million for the third quarter of 2013, $(0.2) million for the third quarter of 2012, $(4.6) million for the first nine months of 2013 and $11.3 million for the first nine months of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Balance, beginning of period	$(72.5)	$(78.8)	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	(0.7)	(1.5)	(0.7)	(3.8)
Add: Credit losses on securities previously impaired [1]	(0.2)	(5.6)	(3.6)	(11.8)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	2.9	5.3	6.4	14.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(70.5)	$(80.6)	$(70.5)	$(80.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments:	September 30, 2013	December 31, 2012
($ in millions)
Limited partnerships
Private equity funds	$239.6	$241.7
Mezzanine funds	188.7	202.1
Infrastructure funds	44.6	42.5
Hedge funds	12.9	14.3
Mortgage and real estate funds	3.7	5.4
Leverage leases	16.9	17.9
Direct equity investments	40.8	29.2
Life settlements	21.3	21.0
Other alternative assets	4.5	3.2
Limited partnerships and other investments	$573.0	$577.3

Amounts applicable to the closed block	$349.3	$353.1

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

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Debt securities [1]	$144.0	$158.9	$430.8	$462.2
Equity securities	0.3	0.5	—	2.4
Limited partnerships and other investments	14.1	14.0	37.9	48.5
Policy loans	39.0	35.7	119.5	120.7
Fair value investments	5.2	(0.1)	7.2	1.5
Total investment income	202.6	209.0	595.4	635.3
Less: Discontinued operations	0.3	0.4	0.9	1.6
Less: Investment expenses	3.0	3.5	10.1	10.4
Net investment income	$199.3	$205.1	$584.4	$623.3

Amounts applicable to the closed block	$104.0	$115.7	$304.1	$343.5
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Total other-than-temporary debt impairments	$(1.7)	$(6.9)	$(2.6)	$(28.8)
Portion of gains (losses) recognized in OCI	(0.4)	(0.2)	(4.6)	11.3
Net debt impairment losses recognized in earnings	$(2.1)	$(7.1)	$(7.2)	$(17.5)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.7)	—	(0.7)	(0.6)
CMBS	(0.1)	(3.3)	(2.0)	(4.5)
RMBS	(1.4)	(2.6)	(4.3)	(10.4)
CDO/CLO	0.1	(0.7)	(0.2)	(0.7)
Other asset-backed	—	(0.5)	—	(1.3)
Net debt security impairments	(2.1)	(7.1)	(7.2)	(17.5)
Equity security impairments	—	—	—	(1.5)
Limited partnerships and other investment impairments	—	(0.3)	—	(0.3)
Impairment losses	(2.1)	(7.4)	(7.2)	(19.3)
Debt security transaction gains	19.7	33.4	31.7	41.4
Debt security transaction losses	(0.8)	(1.3)	(3.5)	(4.9)
Equity security transaction gains	0.3	5.0	1.3	5.0
Equity security transaction losses	—	(0.2)	(1.2)	(0.3)
Limited partnerships and other investment transaction gains	0.7	5.5	0.7	6.8
Limited partnerships and other investment transaction losses	(4.6)	(1.5)	(4.6)	(2.5)
Net transaction gains (losses)	15.3	40.9	24.4	45.5
Derivative instruments	(15.2)	(14.2)	(34.9)	(33.4)
Embedded derivatives [1]	8.9	7.1	14.6	6.9
Assets valued at fair value	1.1	1.1	2.4	1.9
Net realized investment gains (losses), excluding impairment losses	10.1	34.9	6.5	20.9
Net realized investment gains (losses), including impairment losses	$8.0	$27.5	$(0.7)	$1.6
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 10 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Debt securities	$(36.0)	$193.6	$(447.6)	$398.2
Equity securities	4.8	(3.3)	11.0	(0.4)
Other investments	0.8	—	0.3	—
Net unrealized investment gains (losses)	$(30.4)	$190.3	$(436.3)	$397.8

Net unrealized investment gains (losses)	$(30.4)	$190.3	$(436.3)	$397.8
Applicable to closed block policyholder dividend obligation	(22.2)	84.7	(247.9)	171.5
Applicable to DAC	(5.0)	15.1	(66.0)	66.4
Applicable to other actuarial offsets	(15.8)	58.9	(87.1)	77.6
Applicable to deferred income tax expense (benefit)	(0.2)	38.6	(16.7)	83.5
Offsets to net unrealized investment gains (losses)	(43.2)	197.3	(417.7)	399.0
Net unrealized investment gains (losses) included in OCI	$12.8	$(7.0)	$(18.6)	$(1.2)

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

The following table presents the total assets and total liabilities relating to consolidated VIEs at September 30, 2013 and December 31, 2012.

Carrying Value of Assets and Liabilities for	September 30, 2013			December 31, 2012
Consolidated Variable Interest Entities:			Maximum			Maximum
($ in millions)			Exposure			Exposure
	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Debt securities, at fair value [2]	$5.8	$—	$5.5	$3.6	$—	$3.4
Equity securities, at fair value [2]	27.2	—	22.5	23.4	—	19.2
Cash and cash equivalents	11.6	—	11.4	10.2	—	10.2
Investment in partnership interests	10.4	—	10.4	11.0	—	11.0
Investment in single asset LLCs	15.7	—	9.8	6.8	—	5.4
Other assets	0.5	—	0.4	5.5	—	5.5
Total assets of consolidated VIEs	$71.2	$—	$60.0	$60.5	$—	$54.7
Total liabilities of consolidated VIEs	$—	$6.2	$6.0	$—	$5.1	$5.1
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at September 30, 2013 and December 31, 2012 excludes unfunded commitments of $0 and $4.1 million, respectively.

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $158.3 million and $139.7 million as of September 30, 2013 and December 31, 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities	September 30, 2013			December 31, 2012
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Limited partnerships	$119.2	$—	$173.6	$136.5	$—	$202.1
LLCs	39.1	—	39.1	3.2	—	3.2
Total	$158.3	$—	$212.7	$139.7	$—	$205.3
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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2013, we were exposed to the credit concentration risk of six issuers, Deutsche Bank AG, Citibank NA, Goldman Sachs International, JP Morgan Chase Bank NA, Berkshire Hathaway Inc. and Bank of America Corp representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. Included in fixed maturities are below-investment-grade assets totaling $915.9 million and $1,039.6 million at September 30, 2013 and December 31, 2012, respectively. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of September 30, 2013, we held derivative assets, net of liabilities, with a fair value of $114.0 million. Derivative credit exposure was diversified with eleven different counterparties. We also had debt securities of these issuers with a fair value of $211.8 million as of September 30, 2013. Our maximum amount of loss due to credit risk with these issuers was $325.8 million as of September 30, 2013. See Note 11 to these financial statements for more information regarding derivatives.

8.    Financing Activities

Indebtedness at Carrying Value:	September 30, 2013	December 31, 2012
($ in millions)

7.15% surplus notes	$126.1	$126.1
7.45% senior unsecured bonds	252.7	252.7
Total indebtedness	$378.8	$378.8

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

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of September 30, 2013. During 2012 and the nine months ended September 30, 2013, no repurchases were made. In March 2013, we extinguished $31.4 million par value of these bonds.

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

See Note 22 to these financial statements for additional information regarding solicitation of bondholders subsequent to the quarter ended September 30, 2013.

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

Future minimum annual principal payments on indebtedness as of September 30, 2013 are $252.7 million in 2032 and $126.7 million in 2034. There are no debt maturities in 2014 through 2019.

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

7.15% surplus notes	$2.3	$3.1	$6.9	$9.4
7.45% senior unsecured bonds	4.8	4.8	15.0	14.3
Interest expense on indebtedness	$7.1	$7.9	$21.9	$23.7

9.    Common Stock and Stock Repurchase Program

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

Through September 30, 2013, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of September 30, 2013, we had 5.7 million shares of common stock issued and outstanding, net of 0.7 million shares of common stock held as treasury stock. Shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of September 30, 2013, we also had 0.4 million shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares). All share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which became effective on August 10, 2012.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.1% of our outstanding common stock. In the nine months ended September 30, 2013 and 2012, we incurred $1.9 million and $1.7 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

10.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three and nine months ended September 30, 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.9 billion and $1.8 billion at September 30, 2013 and December 31, 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts	September 30, 2013	December 31, 2012
with Insurance Guarantees:
($ in millions)
Debt securities	$435.7	$484.6
Equity funds	1,904.9	1,862.2
Other	65.1	69.6
Total	$2,405.7	$2,416.4

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	September 30, 2013
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2013	$15.9	$21.7
Incurred	1.9	(2.4)
Paid	(3.3)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	—	—
Liability balance as of September 30, 2013	$14.5	$19.2

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$16.4	$17.6
Incurred	0.6	4.0
Paid	(1.1)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$15.9	$21.7

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

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
September 30, 2013
GMDB return of premium	$773.4	$2.6	63
GMDB step up	1,965.2	11.9	63
GMDB earnings enhancement benefit (“EEB”)	35.8	0.1	64
GMDB greater of annual step up and roll up	26.7	5.6	67
Total GMDB at September 30, 2013	2,801.1	$20.2
Less: General account value with GMDB	408.8
Subtotal separate account liabilities with GMDB	2,392.3
Separate account liabilities without GMDB	958.6
Total separate account liabilities	$3,350.9
GMIB [1] at September 30, 2013	$401.5		64

December 31, 2012
GMDB return of premium	$799.2	$6.4	62
GMDB step up	1,957.2	25.6	63
GMDB earnings enhancement benefit (“EEB”)	37.5	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,820.6	$39.5
Less: General account value with GMDB	420.6
Subtotal separate account liabilities with GMDB	2,400.0
Separate account liabilities without GMDB	916.5
Total separate account liabilities	$3,316.5
GMIB [1] at December 31, 2012	$416.8		64
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	September 30, 2013	December 31, 2012

Liability balance, beginning of period	$103.6	$5.6
Incurred	44.9	40.1
Paid	(0.2)	—
Change due to net unrealized gains or losses included in AOCI	(47.7)	57.9
Assumption unlocking	—	—
Liability balance, end of period	$100.6	$103.6

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

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	September 30, 2013	December 31, 2012

Liability balance, beginning of period	$137.7	$118.5
Incurred	35.0	30.8
Paid	(11.8)	(9.5)
Change due to net unrealized gains or losses included in AOCI	(1.9)	2.4
Assumption unlocking	—	(4.5)
Liability balance, end of period	$159.0	$137.7

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

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	September 30, 2013	December 31, 2012

Liability balance, beginning of period	$308.4	$200.5
Expenses	54.6	46.3
Change due to net unrealized gains or losses included in AOCI	(21.4)	16.8
Assumption unlocking	—	44.8
Liability balance, end of period	$341.6	$308.4

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form 10-K. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)		Attained
	Account	Age of
	Value	Annuitant
September 30, 2013
GMWB	$582.9	64
GMAB	388.5	58
COMBO	7.4	62
Total at September 30, 2013	$978.8

December 31, 2012
GMWB	$578.4	63
GMAB	390.6	58
COMBO	8.5	62
Total at December 31, 2012	$977.5

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

Variable Annuity Embedded Derivative Liabilities:	September 30, 2013	December 31, 2012
($ in millions)

GMWB	$—	$15.3
GMAB	4.2	14.6
COMBO	(0.4)	(0.3)
Total variable annuity embedded derivative liabilities	$3.8	$29.6

There were no benefit payments made for the GMWB and GMAB in the nine months ended September 30, 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $69.0 million and $51.2 million as of September 30, 2013 and December 31 2012 respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See in Note 11 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2013 are $8.9 million and $14.6 million. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2012 are $7.1 million and $6.9 million.

11.    Derivative Instruments

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2013 and December 31, 2012, $9.2 million and $9.2 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	September 30, 2013
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016-2027	$160.0	$6.8	$7.2
Variance swaps	2015-2017	0.9	—	7.3
Swaptions	2024-2025	1,402.0	22.2	—
Put options	2015-2022	406.0	43.1	—
Call options [2]	2013-2018	1,623.9	107.9	68.2
Cross currency swaps	2016	10.0	—	0.5
Equity futures	2013	156.8	17.2	—
Total derivative instruments		$3,759.6	$197.2	$83.2
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $2.5 million.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	December 31, 2012
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	406.0	72.7	—
Call options [2]	2013-2017	1,328.4	53.3	33.6
Cross currency swaps	2016	10.0	—	0.1
Equity futures	2013	184.7	15.9	—
Total derivative instruments		$2,135.0	$157.4	$45.8
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $2.7 million.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Nine Months Ended
Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Interest rate swaps	$(2.9)	$(0.4)	$(8.9)	$0.5
Variance swaps	(1.2)	(1.8)	(3.0)	(6.4)
Swaptions	(4.7)	—	8.9	(0.2)
Put options	(8.8)	(8.4)	(30.2)	(14.6)
Call options	10.6	7.4	30.5	7.6
Equity futures	(7.7)	(11.1)	(31.8)	(20.5)
Cross currency swaps	(0.5)	0.1	(0.4)	0.2
Embedded derivatives	8.9	7.1	14.6	6.9
Total derivative instrument losses recognized in realized investment gains (losses)	$(6.3)	$(7.1)	$(20.3)	$(26.5)

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

	September 30, 2013
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$197.2	$—	$197.2	$(82.8)	$—	$114.4
Total derivative liabilities	$(83.2)	$—	$(83.2)	$82.8	$0.4	$—

	December 31, 2012
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$157.4	$—	$157.4	$(45.7)	$—	$111.7
Total derivative liabilities	$(45.8)	$—	$(45.8)	$45.7	$0.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $8.8 million and $9.1 million as of September 30, 2013 and December 31, 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

Contingent features

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

12.    Fair Value of Financial Instruments

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012.

Fair Values of Financial Instruments by Level:	As of
($ in millions)	September 30, 2013
	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	—	96.0	349.8	[1]	$445.8
State and political subdivision	—	139.5	238.1		377.6
Foreign government	—	179.1	15.7		194.8
Corporate	—	3,735.3	3,889.9		7,625.2
CMBS	—	625.1	129.7		754.8
RMBS	—	1,156.2	588.7		1,744.9
CDO/CLO	—	—	220.7		220.7
Other asset-backed	—	80.9	268.5		349.4
Total available-for-sale debt securities	—	6,012.1	5,701.1		11,713.2
Available-for-sale equity securities	3.1	—	42.1		45.2
Short-term investments	454.8	—	—		454.8
Derivative assets	17.2	180.0	—		197.2
Fair value investments [2]	31.2	14.0	178.5		223.7
Separate account assets	3,350.9	—	—		3,350.9
Total assets	$3,857.2	$6,206.1	$5,921.7		$15,985.0
Liabilities
Derivative liabilities	$—	$83.2	$—		$83.2
Embedded derivatives	—	—	72.8		72.8
Total liabilities	$—	$83.2	$72.8		$156.0
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at September 30, 2013 include $133.4 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $22.6 million as of September 30, 2013. Changes in the fair value of these assets are recorded through net investment income. Additionally, $67.7 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.6 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2013.

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

Available-for-sale debt securities as of September 30, 2013 and December 31, 2012, respectively are reported net of $27.8 million and $34.5 million of Level 2 investments included in discontinued assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

	As of
Fair Values of Corporates by Level and Sector:	September 30, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$920.5	$1,598.6	$2,519.1
Energy	—	433.6	286.6	720.2
Financial services	—	1,491.4	869.3	2,360.7
Technical/communications	—	268.9	84.1	353.0
Transportation	—	90.9	180.0	270.9
Utilities	—	303.1	562.9	866.0
Other	—	226.9	308.4	535.3
Total corporates	$—	$3,735.3	$3,889.9	$7,625.2

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$1,160.3	$1,860.8	$3,021.1
Energy	—	277.8	142.7	420.5
Financial services	—	1,456.5	762.7	2,219.2
Technical/communications	—	154.7	44.6	199.3
Transportation	—	72.6	156.0	228.6
Utilities	—	506.5	631.8	1,138.3
Other	—	229.3	213.7	443.0
Total corporates	$—	$3,857.7	$3,812.3	$7,670.0

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

Level 3 Financial Assets:	Three Months Ended September 30, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.9	$30.4	$(7.9)	$—	$—	$—	$(0.6)	$349.8
State and political subdivision	207.9	36.2	(0.6)	—	(3.3)	—	(2.1)	238.1
Foreign government	15.5	—	—	—	—	—	0.2	15.7
Corporate	3,841.8	138.4	(28.7)	45.2	(1.1)	(0.7)	(105.0)	3,889.9
CMBS	116.3	20.1	(6.6)	—	—	0.8	(0.9)	129.7
RMBS	634.1	0.5	(30.4)	4.7	—	(1.6)	(18.6)	588.7
CDO/CLO	231.0	16.3	(7.2)	—	—	—	(19.4)	220.7
Other asset-backed	285.1	16.9	(28.0)	—	(0.9)	(0.3)	(4.3)	268.5
Total available-for-sale debt securities	5,659.6	258.8	(109.4)	49.9	(5.3)	(1.8)	(150.7)	5,701.1
Available-for-sale equity securities	35.6	0.1	—	—	—	—	6.4	42.1
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	171.0	6.5	(4.2)	—	—	5.2	—	178.5
Total assets	$5,866.2	$265.4	$(113.6)	$49.9	$(5.3)	$3.4	$(144.3)	$5,921.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Three Months Ended September 30, 2012
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$322.9	$0.6	$(2.3)	$—	$—	$0.2	$(0.8)	$320.6
State and political subdivision	181.7	10.2	(0.4)	—	—	—	1.4	192.9
Foreign government	52.9	—	—	—	—	—	2.1	55.0
Corporate	3,702.2	88.4	(10.2)	—	(18.8)	—	(28.4)	3,733.2
CMBS	99.2	—	—	—	—	—	(25.5)	73.7
RMBS	857.5	3.8	(9.1)	—	—	(0.4)	(19.0)	832.8
CDO/CLO	207.6	—	(5.5)	—	—	0.5	13.9	216.5
Other asset-backed	297.5	3.5	(5.9)	32.5	—	(0.5)	(6.1)	321.0
Total available-for-sale debt securities	5,721.5	106.5	(33.4)	32.5	(18.8)	(0.2)	(62.4)	5,745.7
Available-for-sale equity securities	36.0	—	—	—	—	(1.5)	(5.2)	29.3
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	159.3	1.8	(10.2)	—	(1.4)	14.6	—	164.1
Total assets	$5,916.8	$108.3	$(43.6)	$32.5	$(20.2)	$12.9	$(67.6)	$5,939.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine Months Ended September 30, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$78.8	$(11.7)	$—	$—	$—	$(14.0)	$349.8
State and political subdivision	212.4	59.5	(2.2)	—	—	—	(31.6)	238.1
Foreign government	45.8	—	—	8.0	(31.3)	—	(6.8)	15.7
Corporate	3,812.3	547.1	(60.3)	95.5	(41.3)	(2.1)	(461.3)	3,889.9
CMBS	89.7	60.3	(9.8)	—	(8.7)	(1.2)	(0.6)	129.7
RMBS	709.3	1.7	(72.1)	5.1	—	(3.6)	(51.7)	588.7
CDO/CLO	223.7	61.4	(20.1)	—	—	(0.4)	(43.9)	220.7
Other asset-backed	309.9	17.9	(21.4)	—	(1.3)	(0.4)	(36.2)	268.5
Total available-for-sale debt securities	5,699.8	826.7	(197.6)	108.6	(82.6)	(7.7)	(646.1)	5,701.1
Available-for-sale equity securities	32.7	5.0	(2.3)	—	—	—	6.7	42.1
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	153.3	25.8	(10.2)	1.3	—	8.3	—	178.5
Total assets	$5,885.8	$857.5	$(210.1)	$109.9	$(82.6)	$0.6	$(639.4)	$5,921.7
———————

[1]	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine Months Ended September 30, 2012
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$336.2	$2.6	$(13.9)	$—	$—	$0.2	$(4.5)	$320.6
State and political subdivision	116.6	40.5	(2.5)	22.2	(8.3)	—	24.4	192.9
Foreign government	51.8	5.0	(0.1)	—	—	—	(1.7)	55.0
Corporate	3,501.5	457.6	(65.8)	56.3	(122.4)	(0.5)	(93.5)	3,733.2
CMBS	100.6	—	(8.2)	12.1	(37.1)	(4.2)	10.5	73.7
RMBS	944.2	2.9	(94.6)	—	—	(6.7)	(13.0)	832.8
CDO/CLO	232.4	9.9	(18.6)	—	—	1.3	(8.5)	216.5
Other asset-backed	335.5	17.2	(26.4)	0.1	(11.4)	(1.5)	7.5	321.0
Total available-for-sale debt securities	5,618.8	535.7	(230.1)	90.7	(179.2)	(11.4)	(78.8)	5,745.7
Available-for-sale equity securities	29.4	5.6	—	4.8	—	(1.5)	(9.0)	29.3
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	144.8	26.3	(9.0)	—	—	2.0	—	164.1
Total assets	$5,793.0	$567.6	$(239.1)	$95.5	$(179.2)	$(10.9)	$(87.8)	$5,939.1
———————

[1]	Reflected in realized investment gains and losses for all assets except limited partnerships and other investments and fair value investments.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance, beginning of period	$77.6	$89.3	$80.8	$84.5
Net purchases/(sales)	4.1	2.2	6.6	6.8
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses [1]	(8.9)	(7.1)	(14.6)	(6.9)
Balance, end of period	$72.8	$84.4	$72.8	$84.4
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

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

Level 3 Assets: [1]	As of
($ in millions)	September 30, 2013
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$349.8	Discounted cash flow	Yield	1.08%-5.40% (3.46%)
State and political subdivision	$108.0	Discounted cash flow	Yield	2.28%-4.23% (3.55%)
Corporate	$2,922.9	Discounted cash flow	Yield	1.08%-6.44% (3.34%)
Other asset-backed	$48.3	Discounted cash flow	Yield	0.8%-4.42% (2.35%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.2	Discounted cash flow	Default rate	0.35%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2012
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$286.1	Discounted cash flow	Yield	1.46%-5.19% (3.20%)
State and political subdivision	$107.4	Discounted cash flow	Yield	1.94%-3.53% (2.94%)
Corporate	$2,888.9	Discounted cash flow	Yield	1.36%-7.82% (3.00%)
CDO/CLO	$15.5	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$43.5	Discounted cash flow	Yield	0.5%-9.5% (3.41%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.0	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

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

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of
($ in millions)	September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$69.0	Budget method	Swap curve	0.22% - 3.46%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	0.60% - 35.00%
			CSA	3.99%
Embedded derivatives (GMAB / GMWB)	$3.8	Risk neutral stochastic valuation methodology	Volatility surface	11.46% - 51.22%
			Swap curve	0.14% - 3.88%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	3.99%

Level 3 Liabilities:	As of
($ in millions)	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$51.2	Budget method	Swap curve	0.21% - 2.50%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$29.6	Risk neutral stochastic valuation methodology	Volatility surface	11.67% - 50.83%
			Swap curve	0.36% - 3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.47%

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	September 30, 2013
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$349.8	$—	$349.8
State and political subdivision	108.0	130.1	238.1
Foreign government	—	15.7	15.7
Corporate	2,922.9	967.0	3,889.9
CMBS	—	129.7	129.7
RMBS	—	588.7	588.7
CDO/CLO	—	220.7	220.7
Other asset-backed	48.3	220.2	268.5
Total available-for-sale debt securities	3,429.0	2,272.1	5,701.1
Available-for-sale equity securities	—	42.1	42.1
Short-term investments	—	—	—
Fair value investments	5.2	173.3	178.5
Total assets	$3,434.2	$2,487.5	$5,921.7
Liabilities
Embedded derivatives	$72.8	$—	$72.8
Total liabilities	$72.8	$—	$72.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2012
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$286.1	$10.6	$296.7
State and political subdivision	107.4	105.0	212.4
Foreign government	—	45.8	45.8
Corporate	2,888.9	923.4	3,812.3
CMBS	—	89.7	89.7
RMBS	—	709.3	709.3
CDO/CLO	15.5	208.2	223.7
Other asset-backed	43.5	266.4	309.9
Total available-for-sale debt securities	3,341.4	2,358.4	5,699.8
Available-for-sale equity securities	—	32.7	32.7
Short-term investments	—	—	—
Fair value investments	5.0	148.3	153.3
Total assets	$3,346.4	$2,539.4	$5,885.8
Liabilities
Embedded derivatives	$80.8	$—	$80.8
Total liabilities	$80.8	$—	$80.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of		As of
of Financial Instruments:	Fair Value	September 30, 2013		December 31, 2012
($ in millions)	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$2,329.9	$2,317.9	$2,354.7	$2,342.8
Cash and cash equivalents	Level 1	492.8	492.8	246.4	246.4
Financial liabilities:
Investment contracts	Level 3	$3,328.6	$3,323.4	$3,040.7	$3,045.9
Surplus notes	Level 3	126.1	93.3	126.1	95.0
Senior unsecured bonds	Level 2	252.7	234.0	252.7	217.1

13.    Income Taxes

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended September 30, 2013 have been computed based on the first nine months of 2013 as a discrete period.

The tax expense of $9.2 million for the three months ended September 30, 3013 is comprised entirely of current taxes. The tax expense of $12.1 million for the nine months ended September 30, 3013 is comprised entirely of current taxes.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $66.0 million as of September 30, 2013. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended September 30, 2013, we recognized a net increase in the valuation allowance of $6.8 million. For the nine months ended September 30, 2013, we recognized a net increase in the valuation allowance of $49.5 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

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

14.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended September 30 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized
Attributable to The Phoenix Companies, Inc.:	Gains / (Losses)
($ in millions)	on Investments	Net Unrealized	Net
	where Credit-	Gains / (Losses)	Pension
	related OTTI	on All Other	Liability
	was Recognized [1]	Investments [1]	Adjustments	Total

Balance as of December 31, 2011	$(35.1)	$104.0	$(299.6)	$(230.7)
Change in component during the period before reclassification	27.5	(28.7)	(0.1)	(1.3)
Balance as of September 30, 2012	$(7.6)	$75.3	$(299.7)	$(232.0)

Balance as of December 31, 2012	$(6.2)	$77.9	$(321.0)	$(249.3)
Change in component during the period before reclassification	18.3	(23.2)	3.9	(1.0)
Amounts reclassified from AOCI	(3.1)	(10.6)	5.1	(8.6)
Balance as of September 30, 2013	$9.0	$44.1	$(312.0)	$(258.9)
———————

[1]
See Note 7 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Net unrealized gains / (losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$2.2	$4.8	Net realized capital gains (losses)
	2.2	4.8	Total before income taxes
	0.8	1.7	Income tax expense
	$1.4	$3.1	Net income (loss)
Net unrealized investment gains / (losses) on all other investments
Available-for-sale securities	$14.9	$16.3	Net realized capital gains (losses)
	14.9	16.3	Total before income taxes
	5.2	5.7	Income tax expense
	$9.7	$10.6	Net income (loss)
Net pension liability adjustment
Net gain amortization	$(2.9)	$(8.7)	Other operating expense
Prior service cost amortization	0.3	0.9	Other operating expense
	(2.6)	(7.8)	Total before income taxes
	(0.9)	(2.7)	Income tax expense
	$(1.7)	$(5.1)	Net income (loss)
Total amounts reclassified from AOCI	$9.4	$8.6	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$0.5	$0.2	$1.5	$0.7
Interest cost	8.2	8.7	24.6	26.1
Expected return on plan assets	(9.0)	(8.6)	(27.0)	(25.7)
Net loss amortization	2.9	2.6	8.7	7.8
Pension benefit cost	$2.6	$2.9	$7.8	$8.9

Components of Other Post-employment Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$—	$0.1	$—	$0.2
Interest cost	0.3	0.5	0.9	1.4
Net gain amortization	—	—	—	(0.1)
Prior service cost amortization	(0.3)	(0.4)	(0.9)	(1.2)
Other post-employment benefit cost	$—	$0.2	$—	$0.3

For the three months ended September 30, 2013, other comprehensive loss included unrealized gains of $1.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2013, other comprehensive loss included unrealized gains of $5.1 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

During the three months ended September 30, 2013, we made contributions of $8.1 million to the pension plan. During the nine months ended September 30, 2013, we made contributions of $11.4 million to the pension plan. We expect to make no additional contributions to the pension plan by December 31, 2013. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

Savings plans

During the three months ended September 30, 2013 and 2012, we incurred costs of $0.9 million and $0.8 million, respectively, for contributions to our savings plans. During the nine months ended September 30, 2013 and 2012, we incurred costs of $3.2 million and $3.2 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees (except Saybrus employees) are eligible to receive an employer discretionary contribution according to the plan terms.

16.    Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Compensation cost charged to income from continuing operations	$0.2	$0.7	$2.7	$2.7
Income tax expense (benefit) before valuation allowance	$(0.1)	$(0.2)	$(0.9)	$(0.9)

We did not capitalize any of the cost of stock-based compensation during the three and nine month periods ended September 30, 2013 and 2012. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

Stock options

As of September 30, 2013, 85,344 of outstanding stock options were exercisable, with a weighted-average exercise price of $191.22 per share. There were 0 options granted during the nine months ended September 30, 2013.

Restricted stock units

During the three months ended September 30, 2013, 3,641 director RSUs were awarded. As of September 30, 2013, there were 82,567 time-vested RSUs outstanding with a weighted-average grant price of $48.40 and 17,024 performance-vested RSUs outstanding with a weighted-average grant price of $55.07.

Liability awards

The Company issues awards that are intended to be settled in cash. As a result, these awards are remeasured at the end of each reporting period until settlement. As of September 30, 2013, a liability of $3.3 million was accrued for these awards.

17.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share: [1]	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding	5,742	5,749	5,742	5,792
Weighted-average effect of dilutive potential common shares:
Restricted stock units	17	77	31	76
Employee stock options	2	2	2	—
Potential common shares	19	79	33	76
Less: Potential common shares excluded from calculation due to net losses	19	79	33	76
Dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,742	5,749	5,742	5,792
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 9 to these financial statements for additional information on the reverse stock split.

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2013 and 2012, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

On August 10, 2012, a 1-for-20 reverse stock split became effective and an odd lot program was subsequently instituted following the 1-for-20 reverse stock split. The odd lot program terminated as of October 26, 2012.

The reverse stock split reduced the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million. All weighted-average common shares outstanding for the three and nine months ended September 30, 2012, have been adjusted to reflect the 1-for-20 reverse stock split.

18.    Segment Information

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

Segment Information	Three Months Ended		Nine Months Ended
on Revenues:	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Life and Annuity [1]	$428.0	$474.8	$1,235.9	$1,342.7
Saybrus Partners [2]	6.3	5.9	18.4	16.1
Less: Intercompany revenues [3]	2.1	2.6	6.7	8.3
Total revenues	$432.2	$478.1	$1,247.6	$1,350.5
———————

[1]
Includes intercompany interest revenue of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012 and $0.3 million and $0.5 million for the nine months ended September 30, 2013 and 2012.

[2]
Includes intercompany commission revenue of $2.2 million and $2.8 million for the three months ended September 30, 2013 and 2012 and $7.0 million and $8.8 million for the nine months ended September 30, 2013 and 2012.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income (Loss):	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Life and Annuity operating loss	$(21.6)	$(136.8)	$(110.4)	$(150.5)
Saybrus Partners operating income	0.6	0.5	1.3	0.9
Less: Applicable income tax expense (benefit)	9.2	(4.9)	12.1	(1.0)
Loss from discontinued operations, net of income taxes	0.3	(6.0)	(1.7)	(12.0)
Net realized investment gains (losses)	8.0	27.5	(0.7)	1.6
Gain on debt repurchase	—	11.9	—	11.9
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.3)	0.6
Net income (loss)	$(21.8)	$(98.8)	$(123.3)	$(147.7)

We have not provided asset information for the segments. The assets attributable to Saybrus are not significant relative to the assets of our consolidated balance sheets and are not utilized by the chief operating decision maker. All third-party interest revenue and interest expense of the Company reside within the Life and Annuity segment.

19.    Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree. Because of the divestiture, these operations are reflected as discontinued operations. On June 23, 2010, we completed the divestiture of PFG and closed the transaction.

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at September 30, 2013 and December 31, 2012.

Net losses of $0 and $3.9 million were recognized during the three months ended September 30, 2013 and 2012, respectively, primarily related to accrued legal fees attributable to these matters. Net losses of $0.9 million and $4.9 million were recognized during the nine months ended September 30, 2013 and 2012, respectively, primarily related to accrued legal fees attributable to these matters.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Net income of $0.4 million and net losses of $0.7 million were recognized during the three and nine months ended September 30, 2013 primarily due to normal run-off activity. Net losses of $2.1 million and $7.1 million were recognized during the three and nine months ended September 30, 2012 as a result of an increase in reserves reported to us by certain ceding companies. See Note 20 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

20.    Contingent Liabilities

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form10-K for the year ended December 31, 2013 on August 6, 2014 with the SEC in compliance with the Amended Order. This Form 10-Q is being filed in compliance with the Amended Order.

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

Our total policy liabilities and accruals were $40.6 million and $45.3 million as of September 30, 2013 and December 31, 2012, respectively. The decrease to policy liabilities and accruals was primarily related to cash settlements due to the commutation of certain contracts in 2012. Our total amounts recoverable from retrocessionaires related to paid losses were $0.8 million and $0.7 million as of September 30, 2013 and December 31 2012, respectively.

21.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $32.2 million: $3.7 million in the fourth quarter of 2013, $14.2 million in 2014 and $14.3 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2013, the Company had unfunded commitments of $231.3 million under such agreements, of which $17.7 million is expected to be funded by December 31, 2013.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2013, the Company had open commitments of $160.9 million under such agreements which are expected to be fully funded by August 31, 2014.

22.    Subsequent Events

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

For the first nine months of 2013, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 88% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Recent Trends on Earnings Drivers

•
Premium revenue. Premium revenue decreased $36.0 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net investment income. Net investment income decreased by $38.9 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The decrease was primarily due to lower investment income on long-term debt securities as the investments are maturing and are being reinvested at lower interest rates. The reduction in net investment income on the investments supporting the closed block is offset within policyholder dividends.

•
Net realized investment gains or losses on investments. Net realized investment gains, excluding OTTI, of $6.5 million were recognized for the nine months ended September 30, 2013 compared to net realized investment gains, excluding OTTI, of $20.9 million for the nine months ended September 30, 2012. The decrease in realized investment gains, excluding OTTI, is primarily due to gains associated with the sale of debt securities and limited partnerships and other investment gains during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013.

•
Policyholder dividends. Policyholder dividends decreased $100.4 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to a decrease in revenue from lower net investment income in the closed block as investments mature and are reinvested at lower interest rates, and a decrease in premiums as total in-force life insurance policies within the closed block continue to decline as the block ages.

•
DAC amortization. Policy acquisition cost amortization decreased $54.0 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The decrease for the comparable periods was primarily due to a charge of $46.3 million in the third quarter of 2012 due to the annual comprehensive review of assumptions in 2012.

•
Operating expenses. Operating expenses increased by $63.2 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in other operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the nine months ended September 30, 2013 was $18.4 million, compared with $16.1 million for the nine months ended September 30, 2012. Operating expenses increased to $17.1 million for the nine months ended September 30, 2013 from $15.1 million for the nine months ended September 30, 2012, primarily driven by an increase in compensation related expenses.

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

Recent Acquisitions and Dispositions

See Note 2 to our consolidated financial statements in the 2012 Form 10-K.

Impact of New Accounting Standards

See Note 2 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting standards.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2013	2012	2013 vs. 2012
REVENUES:
Premiums	$84.5	$94.8	(10.3)	(11%)
Fee income	140.4	138.8	1.6	1%
Net investment income	199.3	205.1	(5.8)	(3%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.7)	(7.2)	5.5	(76%)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.4)	(0.2)	(0.2)	100%
Net OTTI losses recognized in earnings	(2.1)	(7.4)	5.3	(72%)
Net realized investment gains (losses), excluding OTTI losses	10.1	34.9	(24.8)	(71%)
Net realized investment gains (losses)	8.0	27.5	(19.5)	(71%)
Gain on debt repurchase	—	11.9	(11.9)	(100%)
Total revenues	432.2	478.1	(45.9)	(10%)
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	261.1	352.5	(91.4)	(26%)
Policyholder dividends	66.2	81.0	(14.8)	(18%)
Policy acquisition cost amortization	33.1	71.7	(38.6)	(54%)
Interest expense on indebtedness	7.1	7.9	(0.8)	(10%)
Other operating expenses	77.7	61.9	15.8	26%
Total benefits and expenses	445.2	575.0	(129.8)	(23%)
Income (loss) from continuing operations before income taxes	(13.0)	(96.9)	83.9	(87%)
Income tax expense (benefit)	9.2	(4.9)	14.1	NM
Income (loss) from continuing operations	(22.2)	(92.0)	69.8	(76%)
Income (loss) from discontinued operations, net of income taxes	0.3	(6.0)	6.3	NM
Net income (loss)	(21.9)	(98.0)	76.1	(78%)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.9)	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(21.8)	$(98.8)	$77.0	(78%)
———————
Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The Company recorded a net loss from continuing operations for the three months ended September 30, 2013 of $22.2 million, or $(3.87) per share, compared with a net loss from continuing operations of $92.0 million, or $(16.00) per share for the three months ended September 30, 2012. The increase in income from continuing operations is primarily due to the following items:

•
Policy benefits decreased $91.4 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The decrease was primarily due to lower death benefits for universal life, variable universal life and traditional life products as a result of positive mortality experience during the quarter. In addition, during the third quarter of 2012 an increase to the profits followed by losses reserve of $44.8 million was recognized as a result of the assumption unlocking during 2012.

•
Policyholder dividends decreased $14.8 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 primarily due to a decrease in revenue from lower net investment income due to reinvestment at lower interest rates, and a decrease in premiums as total in-force life insurance policies within the closed block continue to decline. In addition, policy claims within the closed block have increased as the block continues to age.

•
Policy acquisition cost amortization decreased $38.6 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The decrease over the period was primarily due to a charge of $46.3 million in the third quarter of 2012 due to the annual comprehensive review of assumptions in 2012.

Partially offsetting the increase in income from continuing operations were the following items:

•
Premium revenue decreased $10.3 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net realized investment gains, excluding OTTI, of $10.1 million were recognized for the three months ended September 30, 2013 compared to net realized investment gains of $34.9 million for the three months ended September 30, 2012. The change was primarily due to transaction gains of $33.4 million associated with sales of debt securities in the three months ended September 30, 2012 and transaction gains of $19.7 million in the three months ended September 30, 2013.

•
Operating expenses increased by $15.8 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The increase in other operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2013	2012	2013 vs. 2012

REVENUES:
Premiums	$254.6	$290.6	$(36.0)	(12)%
Fee income	409.3	423.1	(13.8)	(3)%
Net investment income	584.4	623.3	(38.9)	(6)%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(2.6)	(30.6)	28.0	(92)%
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(4.6)	11.3	(15.9)	NM
Net OTTI losses recognized in earnings	(7.2)	(19.3)	12.1	(63)%
Net realized investment gains (losses), excluding OTTI losses	6.5	20.9	(14.4)	(69)%
Net realized investment gains (losses)	(0.7)	1.6	(2.3)	NM
Gain on debt repurchase	—	11.9	(11.9)	(100)%
Total revenues	1,247.6	1,350.5	(102.9)	(8)%
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	852.7	888.9	(36.2)	(4)%
Policyholder dividends	121.9	222.3	(100.4)	(45)%
Policy acquisition cost amortization	110.6	164.6	(54.0)	(33)%
Interest expense on indebtedness	21.9	23.7	(1.8)	(8)%
Other operating expenses	250.3	187.1	63.2	34%
Total benefits and expenses	1,357.4	1,486.6	(129.2)	(9)%
Loss from continuing operations before income taxes	(109.8)	(136.1)	26.3	(19)%
Income tax expense (benefit)	12.1	(1.0)	13.1	NM
Income (loss) from continuing operations	(121.9)	(135.1)	13.2	(10)%
Income (loss) from discontinued operations, net of income taxes	(1.7)	(12.0)	10.3	(86)%
Net income (loss)	(123.6)	(147.1)	23.5	(16)%
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	0.6	(0.9)	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(123.3)	$(147.7)	$24.4	(17)%
———————
Not meaningful (NM)

Analysis of Consolidated Results of Operations

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The Company recorded a net loss from continuing operations for the nine months ended September 30, 2013 of $121.9 million, or $(21.23) per share, compared with a net loss from continuing operations of $135.1 million, or $(23.33) per share for the nine months ended September 30, 2012. The increase in income from continuing operations is primarily due to the following items:

•
Policyholder dividends decreased $100.4 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to a decrease in revenue from lower net investment income in the closed block as investments mature and are reinvested at lower interest rates, and a decrease in premiums as total in-force life insurance policies within the closed block continue to decline as the block ages.

•
Policy acquisition cost amortization decreased $54.0 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The decrease for the comparable periods was primarily due to a charge of $46.3 million in the third quarter of 2012 due to the annual comprehensive review of assumptions in 2012.

Partially offsetting the increase in income from continuing operations were the following items:

•
Premium revenue decreased $36.0 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Net investment income decreased by $38.9 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The decrease was primarily due to lower investment income on long-term debt securities as the investments are maturing and are being reinvested at lower interest rates. The reduction in net investment income on the investments supporting the closed block is offset within policyholder dividends.

•
Net realized investment gains, excluding OTTI, of $6.5 million were recognized for the nine months ended September 30, 2013 compared to net realized investment gains, excluding OTTI, of $20.9 million for the nine months ended September 30, 2012. The decrease in realized investment gains, excluding OTTI, is primarily due to gains associated with the sale of debt securities and limited partnerships and other investment gains during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013.

•
Operating expenses increased by $63.2 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in other operating expenses was a result of higher professional fees and outside consulting and legal services primarily as a result of the Restatement.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of September 30, 2013, our debt securities, with a fair value of 11,713.2 million, represented 75.4% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		September 30, 2013
			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$6,198.6	52.9%	$5,918.0	52.7%
2	BBB	4,598.7	39.3%	4,399.9	39.2%
	Total investment grade	10,797.3	92.2%	10,317.9	91.9%
3	BB	605.7	5.2%	598.7	5.3%
4	B	158.5	1.4%	160.9	1.4%
5	CCC and lower	111.9	1.0%	114.4	1.0%
6	In or near default	39.8	0.2%	30.9	0.4%
	Total debt securities	$11,713.2	100.0%	$11,222.8	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	September 30, 2013
			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$445.8	$404.0	$45.6	$(3.8)	$41.8
State and political subdivision	377.6	364.5	21.9	(8.8)	13.1
Foreign government	194.8	177.1	18.0	(0.3)	17.7
Corporate	7,625.2	7,275.6	482.0	(132.4)	349.6
CMBS	754.8	719.3	39.2	(3.7)	35.5
RMBS	1,744.9	1,717.6	55.2	(27.9)	27.3
CDO/CLO	220.7	220.7	5.5	(5.5)	—
Other asset-backed	349.4	344.0	16.6	(11.2)	5.4
Total available-for-sale debt securities	$11,713.2	$11,222.8	$684.0	$(193.6)	$490.4
Available-for-sale debt securities outside closed block:
Unrealized gains	$4,044.8	$3,781.6	$263.2	$—	$263.2
Unrealized losses	1,811.3	1,938.1	—	(126.8)	(126.8)
Total outside the closed block	5,856.1	5,719.7	263.2	(126.8)	136.4
Available-for-sale debt securities in closed block:
Unrealized gains	4,787.6	4,366.8	420.8	—	420.8
Unrealized losses	1,069.5	1,136.3	—	(66.8)	(66.8)
Total in the closed block	5,857.1	5,503.1	420.8	(66.8)	354.0
Total available-for-sale debt securities	$11,713.2	$11,222.8	$684.0	$(193.6)	$490.4

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2013 in our available-for-sale debt and short-term investment portfolio were banking (7.2%), electric utilities (6.1%), oil (4.3%), insurance (3.5%) and diversified financial services (3.5%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of
($ in millions)	September 30, 2013
	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities [2]

Spain	$—	$11.8	$47.5	$59.3	0.5%
Ireland	—	5.1	50.4	55.5	0.5%
Italy	—	—	18.2	18.2	0.1%
Portugal	—	—	1.2	1.2	—%
Greece	—	—	—	—	—%
Total	—	16.9	117.3	134.2	1.1%
All other Eurozone [1]	—	67.6	249.0	316.6	2.6%
Total	$—	$84.5	$366.3	$450.8	3.7%
———————

[1]	Includes Belgium, Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At September 30, 2013, 93.7% of the total residential portfolio was rated investment grade. We hold $235.1 million of RMBS investments backed by prime rated mortgages, $239.8 million backed by Alt-A mortgages and $124.0 million backed by sub-prime mortgages, which combined amount to 3.8% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 61.0% rated NAIC-1 and 20.2% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments for the nine months ended September 30, 2013 totaled $4.1 million. These impairments consist of $(0.1) million from prime, $3.5 million from Alt-A and $0.7 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of
	September 30, 2013
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% Investment	AA/				CCC and	Near	% Closed
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,151.1	$1,173.3	7.3%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	47.4%
Prime	229.9	235.1	1.5%	61.5%	31.8%	5.7%	0.9%	0.0%	0.1%	44.9%
Alt-A	239.1	239.8	1.5%	55.5%	15.8%	20.8%	3.0%	4.7%	0.2%	31.0%
Sub-prime	124.9	124.0	0.8%	71.0%	6.6%	10.0%	12.4%	0.0%	0.0%	9.4%
Total	$1,745.0	$1,772.2	11.1%	86.9%	6.8%	4.3%	1.4%	0.6%	0.0%	42.2%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $27.4 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value .

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
($ in millions)		As of
		September 30, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$141.3	$144.6	0.9%	0.0%	0.0%	11.1%	16.4%	35.9%	36.6%
NAIC-2	BBB	73.3	74.9	0.5%	0.0%	8.9%	18.2%	35.4%	27.4%	10.1%
NAIC-3	BB	13.1	13.4	0.1%	0.0%	0.0%	33.2%	22.8%	43.2%	0.8%
NAIC-4	B	2.1	2.1	—%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.1	0.1	—%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$229.9	$235.1	1.5%	0.0%	2.8%	15.4%	22.7%	33.3%	25.8%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of
		September 30, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$132.4	$133.0	0.8%	2.3%	3.7%	23.8%	20.4%	32.9%	16.9%
NAIC-2	BBB	38.3	37.9	0.2%	0.0%	0.0%	0.0%	0.0%	68.0%	32.0%
NAIC-3	BB	48.5	50.0	0.3%	0.0%	0.0%	0.3%	16.6%	67.7%	15.4%
NAIC-4	B	7.1	7.2	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	12.4	11.2	0.1%	0.0%	0.0%	47.6%	52.4%	0.0%	0.0%
NAIC-6	In or near default	0.4	0.5	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$239.1	$239.8	1.5%	1.3%	2.0%	15.7%	20.3%	43.1%	17.6%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of
		September 30, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$86.5	$88.0	0.5%	0.0%	11.7%	14.9%	30.4%	22.9%	20.1%
NAIC-2	BBB	8.5	8.2	0.1%	0.0%	0.0%	0.0%	84.4%	0.0%	15.6%
NAIC-3	BB	13.0	12.4	0.1%	0.0%	72.4%	4.6%	4.2%	0.0%	18.8%
NAIC-4	B	16.7	15.4	0.1%	0.0%	0.0%	0.0%	99.4%	0.0%	0.6%
NAIC-5	CCC and below	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.2	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$124.9	$124.0	0.8%	0.0%	15.6%	11.0%	39.9%	16.2%	17.3%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of
		September 30, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-				2004 and	% Closed
Rating	Designation	Cost	Value [1]	Assets [2]	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$698.3	$734.2	4.6%	45.0%	6.0%	18.7%	11.4%	18.9%	40.8%
NAIC-2	BBB	9.7	9.3	0.1%	0.0%	0.0%	45.6%	54.4%	0.0%	29.2%
NAIC-3	BB	17.9	17.8	0.1%	0.0%	49.8%	20.2%	30.0%	0.0%	26.3%
NAIC-4	B	2.0	2.0	—%	0.0%	0.0%	0.0%	100.0%	0.0%	35.2%
NAIC-5	CCC and below	12.4	12.9	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	57.6%
NAIC-6	In or near default	6.1	6.9	—%	0.0%	10.1%	0.0%	0.0%	89.9%	12.2%
Total		$746.4	$783.1	4.9%	42.1%	6.9%	18.5%	12.3%	20.2%	40.4%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $20.2 million and $21.5 million, respectively. CMBS holdings in this exhibit include $6.8 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Total other-than-temporary debt impairments	$(1.7)	$(6.9)	$(2.6)	$(28.8)
Portion of gains (losses) recognized in OCI	(0.4)	(0.2)	(4.6)	11.3
Net debt impairment losses recognized in earnings	$(2.1)	$(7.1)	$(7.2)	$(17.5)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.7)	—	(0.7)	(0.6)
CMBS	(0.1)	(3.3)	(2.0)	(4.5)
RMBS	(1.4)	(2.6)	(4.3)	(10.4)
CDO/CLO	0.1	(0.7)	(0.2)	(0.7)
Other asset-backed	—	(0.5)	—	(1.3)
Net debt security impairments	(2.1)	(7.1)	(7.2)	(17.5)
Equity security impairments	—	—	—	(1.5)
Limited partnerships and other investment impairments	—	(0.3)	—	(0.3)
Impairment losses	(2.1)	(7.4)	(7.2)	(19.3)
Debt security transaction gains	19.7	33.4	31.7	41.4
Debt security transaction losses	(0.8)	(1.3)	(3.5)	(4.9)
Equity security transaction gains	0.3	5.0	1.3	5.0
Equity security transaction losses	—	(0.2)	(1.2)	(0.3)
Limited partnerships and other investment transaction gains	0.7	5.5	0.7	6.8
Limited partnerships and other investment transaction losses	(4.6)	(1.5)	(4.6)	(2.5)
Net transaction gains (losses)	15.3	40.9	24.4	45.5
Derivative instruments	(15.2)	(14.2)	(34.9)	(33.4)
Embedded derivatives [1]	8.9	7.1	14.6	6.9
Assets valued at fair value	1.1	1.1	2.4	1.9
Net realized investment gains (losses), excluding impairment losses	10.1	34.9	6.5	20.9
Net realized investment gains (losses), including impairment losses	$8.0	$27.5	$(0.7)	$1.6
———————

[1]
Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 10 to our consolidated financial statements in this Form 10-Q for additional disclosures.

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

OTTIs recorded in the first nine months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.1 million for the third quarter of 2013 and $7.1 million for the third quarter of 2012 and $7.2 million for the first nine months of 2013 and $17.5 million for the first nine months of 2012. There were equity security OTTIs of $0 and $0 for the three and nine months ended September 30, 2013 and $0 and $1.5 million for the three and nine months September 30, 2012. There were limited partnerships and other investment OTTIs of $0 and $0 for the three and nine months ended September 30, 2013 and $0.3 million and $0.3 million for the three and nine months ended September 30, 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.4) million for the third quarter of 2013, $(0.2) million for the third quarter of 2012, $(4.6) million for the first nine months of 2013 and $11.3 million for the first nine months of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Balance, beginning of period	$(72.5)	$(78.8)	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	(0.7)	(1.5)	(0.7)	(3.8)
Add: Credit losses on securities previously impaired [1]	(0.2)	(5.6)	(3.6)	(11.8)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	2.9	5.3	6.4	14.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(70.5)	$(80.6)	$(70.5)	$(80.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of September 30, 2013. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type:	September 30, 2013	December 31, 2012
($ in millions)

U.S. government and agency	$—	$—
State and political subdivision	(1.2)	(1.1)
Foreign government	—	—
Corporate	(8.4)	(8.3)
CMBS	(4.2)	(6.2)
RMBS	(26.4)	(30.6)
CDO/CLO	(15.3)	(18.1)
Other asset-backed	(1.8)	(1.4)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(57.3)	$(65.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	As of
Securities Outside Closed Block:	September 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Total fair value	$1,811.3	$1,208.1	$258.7	$344.5
Total amortized cost	1,938.1	1,252.9	276.2	409.0
Unrealized losses	$(126.8)	$(44.8)	$(17.5)	$(64.5)
Number of securities [1]	505	316	66	123
Investment grade:
Unrealized losses	$(104.4)	$(41.1)	$(16.5)	$(46.8)
Below investment grade:
Unrealized losses	$(22.4)	$(3.7)	$(1.0)	$(17.7)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.6)	$—	$—	$(0.6)
Number of securities [1]	6	—	—	6
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 82.3% of the unrealized losses after offsets pertain to investment grade securities and 17.7% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Outside Closed Block:	September 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(42.5)	$(2.4)	$—	$(40.1)
Number of securities [1]	23.0	5.0	—	18.0
Investment grade:
Unrealized losses over 20% of cost	$(31.3)	$(0.2)	$—	$(31.1)
Below investment grade:
Unrealized losses over 20% of cost	$(11.3)	$(2.2)	$—	$(9.1)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	September 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Total fair value	$1,069.5	$693.8	$155.2	$220.5
Total amortized cost	1,136.3	722.9	165.8	247.6
Unrealized losses	$(66.8)	$(29.1)	$(10.6)	$(27.1)
Number of securities [1]	287	187	39	61
Investment grade:
Unrealized losses	$(52.5)	$(25.4)	$(9.6)	$(17.5)
Below investment grade:
Unrealized losses	$(14.3)	$(3.7)	$(1.0)	$(9.6)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.5)	$—	$—	$(0.5)
Number of securities [1]	5	—	—	5
———————

[1]	Certain securities are held in both the open and closed blocks.

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets at September 30, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of
Securities Inside Closed Block:	September 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(5.2)	$(5.0)	$—	$(0.2)
Number of securities [1]	8	4	—	4
Investment grade:
Unrealized losses over 20% of cost	$(0.2)	$—	$—	$(0.2)
Below investment grade:
Unrealized losses over 20% of cost	$(5.0)	$(5.0)	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended
($ in millions)	September 30,
	2013	2012

Cash used for operating activities	$(377.7)	$(403.4)
Cash used for investing activities	155.3	(77.8)
Cash provided by financing activities	469.3	594.4
Change in cash and cash equivalents	$246.9	$113.2

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Cash used for operating activities decreased by $25.7 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was driven by lower death benefits paid on traditional life products in conjunction with reduced commissions paid related to lower sales of our fixed indexed annuity product. Partially offsetting this increase were lower renewal premiums on our legacy blocks of business due to a declining in force population and increased professional fees, legal services, audit and consulting fees primarily related to the Restatement.

Cash provided by investing activities increased $233.1 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of a greater increase in sales and maturities relative to purchases. This was primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits of fixed index annuities, combined with significantly increased holdings of cash and cash equivalents in lieu of reinvestment.

Cash provided by financing activities decreased $125.1 million during the nine months ended September 30, 2013. This decline was primarily a result of a decrease in policyholder deposits related to lower sales of fixed indexed annuities when compared to 2012. Offsetting this decline was the absence of a debt repurchase during 2013, which in 2012 resulted in a financing outflow of $36.2 million.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York State Department of Financial Services (“NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $78.3 million in 2013. During the three and nine months ended September 30, 2013, Phoenix Life declared $29.2 million and $49.2 million in dividends, respectively. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of September 30, 2013, Phoenix Life had $785.0 million of statutory capital, surplus and asset valuation reserve (“AVR”). Phoenix Life’s estimated RBC ratio was in excess of 250%.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds was $15.0 million and $14.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

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

Aggregate life surrenders in 2012 were 5.8% of related reserves, but improved in the nine months ended September 30, 2013, dropping to 4.6%. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-terms, treasuries, and agency-mortgage backed securities. These liquid assets accounted for 15.6% of fixed income investments as of September 30, 2013, compared with 10.6% at year end 2012. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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
On September 20, 2012, the Board authorized a program to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated the Company’s previously existing stock repurchase program. No shares were repurchased during the nine months ended September 30, 2013.

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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	September 30, 2013	December 31, 2012	percentage change
			2013 vs. 2012
ASSETS
Available-for-sale debt securities, at fair value	$11,713.2	$11,956.4	$(243.2)	(2%)
Available-for-sale equity securities, at fair value	45.2	34.8	10.4	30%
Short-term investments	454.8	699.6	(244.8)	(35%)
Limited partnerships and other investments	573.0	577.3	(4.3)	(1%)
Policy loans, at unpaid principal balances	2,329.9	2,354.7	(24.8)	(1%)
Derivative instruments	197.2	157.4	39.8	25%
Fair value investments	223.7	201.5	22.2	11%
Total investments	15,537.0	15,981.7	(444.7)	(3%)
Cash and cash equivalents	492.8	246.4	246.4	100%
Accrued investment income	206.1	170.3	35.8	21%
Receivables	68.6	82.9	(14.3)	(17%)
Reinsurance recoverable	589.6	583.6	6.0	1%
Deferred policy acquisition costs	900.4	902.2	(1.8)	—%
Deferred income taxes, net	66.0	49.4	16.6	34%
Other assets	276.4	243.1	33.3	14%
Discontinued operations assets	45.5	53.7	(8.2)	(15%)
Separate account assets	3,350.9	3,316.5	34.4	1%
Total assets	$21,533.3	$21,629.8	$(96.5)	—%

LIABILITIES
Policy liabilities and accruals	$12,559.3	$12,656.7	$(97.4)	(1%)
Policyholder deposit funds	3,328.6	3,040.7	287.9	9%
Dividend obligations	746.5	1,003.6	(257.1)	(26%)
Indebtedness	378.8	378.8	—	—%
Pension and postretirement liabilities	407.2	429.3	(22.1)	(5%)
Other liabilities	342.9	245.3	97.6	40%
Discontinued operations liabilities	39.6	48.4	(8.8)	(18%)
Separate account liabilities	3,350.9	3,316.5	34.4	1%
Total liabilities	21,153.8	21,119.3	34.5	—%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,633.1	2,633.1	—	—%
Accumulated other comprehensive loss	(258.9)	(249.3)	(9.6)	4%
Accumulated deficit	(1,820.5)	(1,697.2)	(123.3)	7%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	370.9	503.8	(132.9)	(26%)
Noncontrolling interests	8.6	6.7	1.9	28%
Total liabilities and stockholders’ equity	379.5	510.5	(131.0)	(26%)
Total The Phoenix Companies, Inc. stockholders’ equity	$21,533.3	$21,629.8	$(96.5)	—%
———————
Not meaningful (NM)

September 30, 2013 compared with December 31, 2012

Assets

The decrease in total investments was primarily due to a decline in the market value of available-for-sale debt securities resulting from increases in interest rates during 2013. Partially offsetting these declines were additional purchases of securities primarily from continued deposits in the fixed indexed annuity business, and increases in cash and cash equivalents.

DAC decreased overall as a result of continued amortization of previously deferred costs, which were partially offset by increases in the shadow component that offsets unrealized losses on investments within AOCI. Partially offsetting these decreases were additional deferrals of commissions on new sales of our fixed indexed annuities. The table below presents DAC by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	September 30, 2013	December 31, 2012	percentage change
($ in millions)			2013 vs. 2012

Variable universal life	$124.6	$140.8	$(16.2)	(12%)
Universal life	191.4	209.1	(17.7)	(8%)
Variable annuities	94.5	91.8	2.7	3%
Fixed annuities	179.0	129.0	50.0	39%
Traditional life	310.9	331.5	(20.6)	(6%)
Total deferred policy acquisition costs	$900.4	$902.2	$(1.8)	—%
———————
Not meaningful (NM)

The increase in the deferred income taxes, net, is primarily attributable to an increase in the deferred tax associated with unrealized losses on investments that are not offset by the valuation allowance.

Separate account assets and liabilities increased as a result of market performance of the assets, which were partially offset by policyholder withdrawals.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the nine months ended September 30, 2013 primarily as a result of continued sales of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

Dividend obligations decreased during the nine months ended September 30, 2013 primarily as a result of significant unrealized losses on the closed block assets in the second quarter of 2013 related to rising interest rates.

The increase in other liabilities is due to additional investments payable resulting from the timing of investment purchases, as well as an increase in the fair value of the derivative liabilities as a result of the equity market performance during 2013. This increase in derivative liabilities is offset by increases in derivative assets, which are recorded within derivative instruments in investments. The net derivative position of $114.0 million as of September 30, 2013 has not fluctuated significantly from the net derivative position of $111.6 million as of December 31, 2012.

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the nine months ended September 30, 2013 and an increase in the accumulated other comprehensive loss associated with unrealized losses on available-for-sale debt securities due to the rise in interest rates during 2013.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Deposits	$166.5	$211.1	$514.2	$631.0
Performance and interest credited	173.6	138.9	358.6	329.2
Fees	(18.6)	(14.6)	(51.7)	(43.5)
Benefits and surrenders	(173.8)	(134.9)	(498.9)	(453.1)
Change in funds on deposit	147.7	200.5	322.2	463.6
Funds on deposit, beginning of period	5,216.6	4,758.5	5,042.1	4,495.4
Annuity funds on deposit, end of period	$5,364.3	$4,959.0	$5,364.3	$4,959.0

Three and nine months ended September 30, 2013 compared with three and nine months ended September 30, 2012

Annuity funds on deposit increased $147.7 million and $200.5 million during the three months ended September 30, 2013 and 2012, respectively. The smaller decline over the period was due to a decrease in deposits and higher benefits and surrenders in 2013 compared with 2012. Partially offsetting these items were stronger market performance of assets over the comparative periods.

Annuity funds on deposit increased $322.2 million and $463.6 million during the nine months ended September 30, 2013 and 2012, respectively. The smaller increase was primarily due to lower deposits and higher benefits and surrenders in 2013 compared with 2012, which were partially offset by stronger market performance.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Deposits	$18.3	$20.6	$56.1	$62.8
Performance and interest credited	62.1	43.6	122.4	106.5
Fees and cost of insurance	(19.0)	(19.5)	(56.2)	(59.3)
Benefits and surrenders	(25.9)	(24.2)	(84.3)	(92.6)
Change in funds on deposit	35.5	20.5	38.0	17.4
Funds on deposit, beginning of period	1,016.8	1,016.0	1,014.3	1,019.1
Variable universal life funds on deposit, end of period	$1,052.3	$1,036.5	$1,052.3	$1,036.5

Three and nine months ended September 30, 2013 compared with three and nine months ended September 30, 2012

Variable universal life funds on deposit increased $35.5 million and $20.5 million during the three months ended September 30, 2013 and 2012, respectively. The increase primarily reflects stronger market performance of assets in 2013 compared with 2012, while deposits, fees, COIs, benefits and surrenders remained relatively flat over the comparable periods.

Variable universal life funds on deposit increased $38.0 million and $17.4 million during the nine months ended September 30, 2013 and 2012, respectively. The increase primarily reflects stronger market performance of assets in 2013 compared with 2012, while deposits, fees, COIs, benefits and surrenders remained relatively flat over the comparable periods.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2013	2012	2013	2012

Deposits	$81.7	$97.1	$270.0	$275.8
Interest credited	18.7	18.7	56.3	56.7
Fees and cost of insurance	(90.8)	(93.1)	(265.5)	(283.4)
Benefits and surrenders	(23.6)	(27.2)	(70.6)	(81.6)
Change in funds on deposit	(14.0)	(4.5)	(9.8)	(32.5)
Funds on deposit, beginning of period	1,842.1	1,824.8	1,837.9	1,852.8
Universal life funds on deposit, end of period	$1,828.1	$1,820.3	$1,828.1	$1,820.3

Three and nine months ended September 30, 2013 compared with three and nine months ended September 30, 2012

Universal life funds on deposit decreased $14.0 million and $4.5 million during the three months ended September 30, 2013 and 2012, respectively. The funds on deposit have not changed significantly for the comparative periods given consistent levels of deposits, interest credited, fees, COIs, benefits and surrenders period-over-period.

Universal life funds on deposit decreased $9.8 million and $32.5 million during the nine months ended September 30, 2013 and 2012, respectively. The smaller decline was due to lower fees, COIs, benefits and surrenders in 2013 compared with 2012, while deposits and market performance remained flat over the comparative period.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2013, the Company had unfunded commitments of $231.3 million under such agreements, of which $17.7 million is expected to be funded by December 31, 2013.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2013, the Company had open commitments of $160.9 million under such agreements which are expected to be fully funded by August 30, 2014.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in our 2012 Form 10-K.

Obligations Related to Pension and Post-employment Employee Benefit Plans

As of September 30, 2013, there were no material changes to our obligations related to pension and post-employment employee benefit plans as described in our 2012 Form 10-K.

We made contributions of $8.1 million in the third quarter of 2013 to the pension plan. During the nine months ended September 30, 2013, we made contributions of $11.4 million to the pension plan. We expect to make no additional contributions to the pension plan by December 31, 2013. On July 6, 2012, the Surface Transportation Extension Act of 2012, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions., which the Company took advantage of in 2012.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 15 to our consolidated financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 21 to our consolidated financial statements in this Form 10-Q for additional information.

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

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) decreased from$922.5 million at December 31, 2012 to $785.0 million at September 30, 2013. The principal factors resulting in this decrease were $49.2 million of dividends declared during the first nine months of 2013, $46.6 million relating to lower admitted deferred tax assets and $28.0 million of net prior period error adjustments, which decreased surplus during 2013 as a result of errors found in the Restatement and statutory and U.S. GAAP audits.

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

See our 2013 Form 10-K, which was filed out of sequence, for information regarding our enterprise risk management and which is reflective of our exposure to operational or market risk at September 30, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at September 30, 2013. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of September 30, 2013, see “Legal Proceedings” in Part I, Item 3 of our 2013 Form 10-K, which was filed out of sequence.

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

As of September 30, 2013, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence.

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