Form 10-Q
period 2014-03-31
PHOENIX COMPANIES INC/DE
filed 2014-10-17
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

On October 15, 2014 the registrant had 5.7 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Unaudited Balance Sheets
($ in millions, except share data)
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,443.3 and $11,418.0)	$12,002.1	$11,808.6
Available-for-sale equity securities, at fair value (cost of $40.8 and $40.4)	64.1	61.8
Short-term investments	571.0	361.6
Limited partnerships and other investments	569.5	561.9
Policy loans, at unpaid principal balances	2,353.7	2,350.3
Derivative instruments	172.7	243.1
Fair value investments	215.2	210.8
Total investments	15,948.3	15,598.1
Cash and cash equivalents	424.5	496.4
Accrued investment income	176.0	170.4
Reinsurance recoverable	616.0	603.3
Deferred policy acquisition costs	892.4	940.6
Deferred income taxes, net	47.4	70.0
Other assets	278.8	299.9
Discontinued operations assets	41.4	43.6
Separate account assets	3,308.0	3,402.3
Total assets	$21,732.8	$21,624.6

LIABILITIES:
Policy liabilities and accruals	$12,425.8	$12,437.6
Policyholder deposit funds	3,540.0	3,429.7
Dividend obligations	819.8	705.9
Indebtedness	378.8	378.8
Pension and postretirement liabilities	309.4	315.9
Other liabilities	373.0	333.0
Discontinued operations liabilities	36.7	37.7
Separate account liabilities	3,308.0	3,402.3
Total liabilities	21,191.5	21,040.9

CONTINGENCIES AND COMMITMENTS (Notes 20 & 21)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.7 million shares outstanding	0.1	0.1
Additional paid-in capital	2,633.1	2,633.1
Accumulated other comprehensive income (loss)	(195.4)	(185.2)
Accumulated deficit	(1,725.4)	(1,692.1)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	529.5	573.0
Noncontrolling interests	11.8	10.7
Total stockholders’ equity	541.3	583.7
Total liabilities and stockholders’ equity	$21,732.8	$21,624.6

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income
($ in millions, except per share data)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

REVENUES:
Premiums	$79.6	$82.7
Fee income	134.8	136.3
Net investment income	213.5	191.1
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(0.9)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.2)	(1.7)
Net OTTI losses recognized in earnings	(0.2)	(2.6)
Net realized investment gains (losses), excluding OTTI losses	(25.5)	(13.3)
Net realized investment gains (losses)	(25.7)	(15.9)
Total revenues	402.2	394.2

BENEFITS AND EXPENSES:
Policy benefits	236.0	318.8
Policyholder dividends	73.8	4.4
Policy acquisition cost amortization	22.4	45.3
Interest expense on indebtedness	7.1	7.7
Other operating expenses	97.9	80.8
Total benefits and expenses	437.2	457.0
Income (loss) from continuing operations before income taxes	(35.0)	(62.8)
Income tax expense (benefit)	(3.6)	4.2
Income (loss) from continuing operations	(31.4)	(67.0)
Income (loss) from discontinued operations, net of income taxes	(0.9)	(1.8)
Net income (loss)	(32.3)	(68.8)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$(68.7)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income
($ in millions, except per share data)
Three Months Ended March 31, 2014 and 2013

(Continued from previous page)	Three Months Ended March 31,
	2014	2013
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$(68.7)
Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss)	(32.3)	(68.8)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	16.9	(7.5)
Net pension liability adjustment	1.6	3.8
Other comprehensive income (loss) before income taxes	18.5	(3.7)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	28.7	7.8
Net pension liability adjustment	—	—
Total income tax expense (benefit)	28.7	7.8
Other comprehensive income (loss), net of income taxes	(10.2)	(11.5)
Comprehensive income (loss)	(42.5)	(80.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(43.5)	$(80.2)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(5.47)	$(11.72)
Income (loss) from continuing operations – diluted	$(5.47)	$(11.72)
Income (loss) from discontinued operations – basic	$(0.16)	$(0.31)
Income (loss) from discontinued operations – diluted	$(0.16)	$(0.31)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(5.80)	$(12.02)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(5.80)	$(12.02)
Basic weighted-average common shares outstanding (in thousands)	5,742	5,715
Diluted weighted-average common shares outstanding (in thousands)	5,742	5,715

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(33.3)	$(68.7)
Net realized investment gains / losses	25.7	15.9
Policy acquisition costs deferred	(14.4)	(14.9)
Policy acquisition cost amortization	22.4	45.3
Amortization and depreciation	1.5	2.2
Interest credited	35.6	30.5
Equity in earnings of limited partnerships and other investments	(23.8)	(8.7)
Change in:
Accrued investment income	(43.3)	(45.8)
Deferred income taxes, net	(6.1)	—
Reinsurance recoverable	(12.2)	(11.0)
Policy liabilities and accruals	(137.6)	(116.8)
Dividend obligations	31.8	(39.4)
Pension and postretirement liabilities	(4.9)	(0.8)
Impact of operating activities of consolidated investment entities, net	(5.6)	1.4
Other operating activities, net	23.9	24.2
Cash provided by (used for) operating activities	(140.3)	(186.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(338.5)	(394.1)
Available-for-sale equity securities	(1.7)	—
Short-term investments	(649.3)	(699.5)
Derivative instruments	(17.8)	(44.8)
Fair value and other investments	(0.3)	(14.9)
Sales, repayments and maturities of:
Available-for-sale debt securities	338.8	428.4
Available-for-sale equity securities	3.0	1.1
Short-term investments	489.8	699.7
Derivative instruments	42.1	12.5
Fair value and other investments	2.8	4.6
Contributions to limited partnerships and limited liability corporations	(18.2)	(9.8)
Distributions from limited partnerships and limited liability corporations	30.3	33.6
Policy loans, net	32.0	49.5
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	(2.0)	(0.8)
Cash provided by (used for) investing activities	(89.0)	65.5

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2014 and 2013

(Continued from previous page)	Three Months Ended March 31,
	2014	2013

FINANCING ACTIVITIES:
Policyholder deposits	361.3	362.9
Policyholder withdrawals	(321.5)	(282.7)
Net transfers to/from separate accounts	118.2	89.5
Impact of financing activities of consolidated investment entities, net	0.1	0.6
Other financing activities, net	—	—
Cash provided by (used for) financing activities	158.1	170.3
Change in cash and cash equivalents	(71.2)	49.2
Change in cash included in discontinued operations assets	(0.7)	(0.4)
Cash and cash equivalents, beginning of period	496.4	246.4
Cash and cash equivalents, end of period	$424.5	$295.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$—	$0.1
Interest expense on indebtedness paid	$4.7	$4.7

Non-Cash Transactions During the Year
Investment exchanges	$13.0	$37.7

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity
($ in millions)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	(0.2)
Balance, end of period	$2,633.1	$2,632.9

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$(249.3)
Other comprehensive income (loss)	(10.2)	(11.5)
Balance, end of period	$(195.4)	$(260.8)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$(1,697.2)
Net income (loss)	(33.3)	(68.7)
Balance, end of period	$(1,725.4)	$(1,765.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$503.8
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(43.5)	(80.4)
Balance, end of period	$529.5	$423.4

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$6.7
Change in noncontrolling interests	1.1	0.5
Balance, end of period	$11.8	$7.2

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$510.5
Change in stockholders’ equity	(42.4)	(79.9)
Balance, end of period	$541.3	$430.6

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Consolidated Interim Unaudited Financial Statements
Three Months Ended March 31, 2014 and 2013

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

2.    Basis of Presentation and Significant Accounting Policies

We have prepared these consolidated interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated interim unaudited financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these interim unaudited financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2014 are not necessarily indicative of full year results. Results for the quarter ended March 31, 2014 include $1.5 million of income related to out-of-period adjustments. Such amounts are not material to any period presented. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Use of estimates

In preparing these consolidated interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets could have a material impact on the consolidated interim unaudited financial statements. Actual results could differ from these estimates.

2. Basis of Presentation and Significant Accounting Policies (continued)

Adoption of new accounting standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (“ASU 2013-04,” Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Accounting standards not yet adopted

Our accounting standards not yet adopted are presented in the notes to our consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Form 10-K. There have been no changes since the filing of the year end December 31, 2013 consolidated financial statements discussed above other than as noted below.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations or financial statement disclosures.

2. Basis of Presentation and Significant Accounting Policies (continued)

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued guidance allowing (i.e., not requiring) a reporting entity to measure the financial assets and financial liabilities of a consolidated collateralized financing entity, within the scope of the new guidance, based on either the fair value of the financial assets or financial liabilities, whichever is more observable (referred to as a “measurement alternative”). The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities. Early adoption will be permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements for the year ended December 31, 2013 contained in the 2013 Form 10-K.

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $616.0 million and $603.3 million as of March 31, 2014 and December 31, 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Direct premiums	$115.8	$121.4
Premiums assumed from reinsureds	1.8	2.6
Premiums ceded to reinsurers [1]	(38.0)	(41.3)
Premiums	$79.6	$82.7
Percentage of amount assumed to net premiums	2.3%	3.1%

Direct policy benefits incurred	$179.5	$219.6
Policy benefits assumed from reinsureds	12.6	7.5
Policy benefits ceded to reinsurers	(68.7)	(65.2)
Premiums paid to reinsurers [2]	22.3	11.3
Policy benefits [3]	$145.7	$173.2
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $90.3 million and $145.6 million, net of reinsurance, for the three months ended March 31, 2014 and 2013, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2014, five major reinsurance companies account for approximately 65% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at March 31, 2014 and December 31, 2013, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

4. Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities as of:	March 31, 2014	December 31, 2013
($ in millions)			Inception

Available-for-sale debt securities	$5,828.3	$5,804.6	$4,773.1
Available-for-sale equity securities	26.4	25.8	—
Short-term investments	161.7	106.9	—
Limited partnerships and other investments	351.6	345.3	399.0
Policy loans	1,188.1	1,201.6	1,380.0
Fair value investments	43.5	40.3	—
Total closed block investments	7,599.6	7,524.5	6,552.1
Cash and cash equivalents	57.7	78.2	—
Accrued investment income	82.0	81.7	106.8
Reinsurance recoverable	35.6	26.8	—
Deferred income taxes	276.2	284.9	389.4
Other closed block assets	65.2	58.2	41.4
Total closed block assets	8,116.3	8,054.3	7,089.7
Policy liabilities and accruals	8,173.7	8,257.2	8,301.7
Policyholder dividends payable	209.1	207.8	325.1
Policy dividend obligation	610.5	497.9	—
Other closed block liabilities	112.1	65.5	12.3
Total closed block liabilities	9,105.4	9,028.4	8,639.1
Excess of closed block liabilities over closed block assets [1]	989.1	974.1	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(7.9)	(7.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$997.0	$981.5
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in	Three Months Ended
Policyholder Dividend Obligations:	March 31,
($ in millions)	2014	2013

Closed block revenues
Premiums	$72.8	$75.5
Net investment income	108.8	99.1
Net realized investment gains (losses)	5.3	3.4
Total revenues	186.9	178.0
Policy benefits	104.4	162.8
Other operating expenses	(0.7)	1.3
Total benefits and expenses	103.7	164.1
Closed block contribution to income before dividends and income taxes	83.2	13.9
Policyholder dividends	(73.8)	(4.3)
Closed block contribution to income before income taxes	9.4	9.6
Applicable income tax expense	3.3	3.4
Closed block contribution to income	6.1	6.2
Less: Closed block contribution to income attributable to noncontrolling interests	0.5	(0.1)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$5.6	$6.3

4. Demutualization and Closed Block (continued)

Closed Block Policyholder Dividend Obligation as of:	March 31, 2014	December 31, 2013
($ in millions)
Policyholder dividend obligation
Policyholder dividends provided through earnings	$73.8	$189.4
Policyholder dividends provided through OCI	82.1	(308.7)
Additions to (reductions of) policyholder dividend liabilities	155.9	(119.3)
Policyholder dividends paid	(42.0)	(178.6)
Increase (decrease) in policyholder dividend liabilities	113.9	(297.9)
Policyholder dividend liabilities, beginning of period	705.7	1,003.6
Policyholder dividend liabilities, end of period	819.6	705.7
Policyholder dividends payable, end of period	(209.1)	(207.8)
Policyholder dividend obligation, end of period	$610.5	$497.9

The policyholder dividend obligation includes approximately $229.9 million and $200.0 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of March 31, 2014 and December 31, 2013, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of March 31, 2014 and December 31, 2013, the policyholder dividend obligation also includes $380.6 million and $297.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended March 31, 2014 and 2013 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$940.6	$902.2
Policy acquisition costs deferred	14.4	14.9
Costs amortized to expenses:
Recurring costs	(33.5)	(48.6)
Realized investment gains (losses)	11.1	3.3
Offsets to net unrealized investment gains or losses included in AOCI	(40.2)	9.7
Balance, end of period	$892.4	$881.5

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended March 31, 2014 and 2013 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$76.1	$61.4
Sales inducements deferred	2.1	2.8
Amortization charged to income	(0.7)	(0.7)
Offsets to net unrealized investment gains or losses included in AOCI	(3.2)	1.3
Balance, end of period	$74.3	$64.8

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at March 31, 2014 and December 31, 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	March 31, 2014
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$379.1	$40.9	$(1.2)	$418.8	$—
State and political subdivision	409.5	24.4	(6.7)	427.2	(1.1)
Foreign government	203.3	19.9	(0.2)	223.0	—
Corporate	7,433.9	490.0	(87.9)	7,836.0	(8.6)
Commercial mortgage-backed (“CMBS”)	659.8	43.5	(1.2)	702.1	(3.4)
Residential mortgage-backed (“RMBS”)	1,841.0	54.2	(27.5)	1,867.7	(25.6)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	233.7	6.8	(4.4)	236.1	(13.9)
Other asset-backed	283.0	14.4	(6.2)	291.2	(1.8)
Available-for-sale debt securities	$11,443.3	$694.1	$(135.3)	$12,002.1	$(54.4)

Amounts applicable to the closed block	$5,456.7	$416.1	$(44.5)	$5,828.3	$(15.5)

Available-for-sale equity securities	$40.8	$24.4	$(1.1)	$64.1	$—

Amounts applicable to the closed block	$17.4	$9.7	$(0.7)	$26.4	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

7. Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2013
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$370.2	$36.2	$(2.6)	$403.8	$—
State and political subdivision	402.5	18.2	(10.2)	410.5	(1.1)
Foreign government	194.0	16.6	(0.7)	209.9	—
Corporate	7,342.6	428.0	(140.1)	7,630.5	(8.8)
CMBS	681.2	36.2	(2.9)	714.5	(3.4)
RMBS	1,893.0	41.3	(37.4)	1,896.9	(26.7)
CDO/CLO	223.4	5.8	(5.1)	224.1	(15.3)
Other asset-backed	311.1	14.8	(7.5)	318.4	(1.8)
Available-for-sale debt securities	$11,418.0	$597.1	$(206.5)	$11,808.6	$(57.1)

Amounts applicable to the closed block	$5,515.2	$365.4	$(75.9)	$5,804.6	$(16.5)

Available-for-sale equity securities	$40.4	$22.3	$(0.9)	$61.8	$—

Amounts applicable to the closed block	$17.1	$9.1	$(0.4)	$25.8	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	March 31, 2014
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$699.7	$727.8
Due after one year through five years	2,113.2	2,292.0
Due after five years through ten years	3,035.6	3,136.1
Due after ten years	2,577.3	2,749.1
CMBS/RMBS/ABS/CDO/CLO [1]	3,017.5	3,097.1
Total	$11,443.3	$12,002.1
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

7. Investing Activities (continued)

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Three Months Ended March 31,
	2014	2013
Debt securities, available-for-sale
Proceeds from sales	$48.4	$26.1
Proceeds from maturities/repayments	289.7	381.8
Gross investment gains from sales, prepayments and maturities	10.7	11.0
Gross investment losses from sales and maturities	(2.9)	(1.4)

Equity securities, available-for-sale
Proceeds from sales	$4.1	$1.0
Gross investment gains from sales	1.9	0.3
Gross investment losses from sales	—	—

Aging of Temporarily Impaired Securities:	March 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$33.3	$(0.8)	$4.5	$(0.4)	$37.8	$(1.2)
State and political subdivision	80.9	(4.4)	11.0	(2.3)	91.9	(6.7)
Foreign government	21.3	(0.2)	—	—	21.3	(0.2)
Corporate	1,077.4	(41.9)	486.8	(46.0)	1,564.2	(87.9)
CMBS	19.3	(0.9)	8.5	(0.3)	27.8	(1.2)
RMBS	427.0	(12.4)	159.9	(15.1)	586.9	(27.5)
CDO/CLO	58.4	(0.5)	97.5	(3.9)	155.9	(4.4)
Other asset-backed	—	—	24.7	(6.2)	24.7	(6.2)
Debt securities	1,717.6	(61.1)	792.9	(74.2)	2,510.5	(135.3)
Equity securities	3.6	(0.4)	0.8	(0.7)	4.4	(1.1)
Total temporarily impaired securities	$1,721.2	$(61.5)	$793.7	$(74.9)	$2,514.9	$(136.4)
Amounts inside the closed block	$607.7	$(19.3)	$312.7	$(25.9)	$920.4	$(45.2)
Amounts outside the closed block	$1,113.5	$(42.2)	$481.0	$(49.0)	$1,594.5	$(91.2)
Amounts outside the closed block that are below investment grade	$26.8	$(1.0)	$55.2	$(6.1)	$82.0	$(7.1)
Number of securities		309		178		487

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2013
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$48.0	$(2.1)	$3.0	$(0.5)	$51.0	$(2.6)
State and political subdivision	120.1	(7.6)	10.7	(2.6)	130.8	(10.2)
Foreign government	41.0	(0.7)	—	—	41.0	(0.7)
Corporate	1,769.4	(91.8)	314.9	(48.3)	2,084.3	(140.1)
CMBS	93.7	(2.7)	6.5	(0.2)	100.2	(2.9)
RMBS	773.5	(24.4)	144.4	(13.0)	917.9	(37.4)
CDO/CLO	64.1	(0.6)	97.1	(4.5)	161.2	(5.1)
Other asset-backed	22.3	(0.1)	29.5	(7.4)	51.8	(7.5)
Debt securities	2,932.1	(130.0)	606.1	(76.5)	3,538.2	(206.5)
Equity securities	4.0	—	3.7	(0.9)	7.7	(0.9)
Total temporarily impaired securities	$2,936.1	$(130.0)	$609.8	$(77.4)	$3,545.9	$(207.4)
Amounts inside the closed block	$1,176.1	$(48.9)	$224.6	$(27.4)	$1,400.7	$(76.3)
Amounts outside the closed block	$1,760.0	$(81.1)	$385.2	$(50.0)	$2,145.2	$(131.1)
Amounts outside the closed block that are below investment grade	$75.3	$(3.5)	$52.9	$(7.8)	$128.2	$(11.3)
Number of securities		476		154		630

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $3.3 million and $0.7 million, respectively, at March 31, 2014, of which $2.3 million and $0 million was depressed by more than 20% of amortized cost for more than 12 months.

As of March 31, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 166 debt securities and 12 equity securities. The debt securities primarily relate to corporate securities and RMBS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance in the first quarter of 2014 which would not indicate that the additional losses are other-than-temporary.

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

7. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first three months of 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2014	2013

Balance, beginning of period	$(72.0)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	(1.6)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	8.4	3.5
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(63.6)	$(70.7)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments:	March 31, 2014	December 31, 2013
($ in millions)
Limited partnerships
Private equity funds	$247.3	$243.4
Mezzanine funds	180.1	180.4
Infrastructure funds	38.7	38.1
Hedge funds	12.0	13.0
Mortgage and real estate funds	3.8	3.3
Leverage leases	15.3	16.8
Direct equity investments	48.0	42.5
Life settlements	21.9	21.6
Other alternative assets	2.4	2.8
Limited partnerships and other investments	$569.5	$561.9

Amounts applicable to the closed block	$351.6	$345.3

7. Investing Activities (continued)

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

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Debt securities [1]	$143.6	$145.1
Equity securities	0.6	(1.0)
Limited partnerships and other investments	32.7	12.5
Policy loans	41.2	39.3
Fair value investments	(0.4)	(1.2)
Total investment income	217.7	194.7
Less: Discontinued operations	0.3	0.3
Less: Investment expenses	3.9	3.3
Net investment income	$213.5	$191.1

Amounts applicable to the closed block	$108.8	$99.1
———————

[1]	Includes net investment income on short-term investments.

7. Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Total other-than-temporary debt impairments	$—	$(0.9)
Portion of gains (losses) recognized in OCI	(0.2)	(1.7)
Net debt impairments recognized in earnings	$(0.2)	$(2.6)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(0.2)	—
CMBS	—	—
RMBS	—	(1.8)
CDO/CLO	—	(0.8)
Other asset-backed	—	—
Net debt security impairments	(0.2)	(2.6)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(0.2)	(2.6)
Debt security transaction gains	10.7	11.0
Debt security transaction losses	(2.9)	(1.4)
Equity security transaction gains	1.9	0.3
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	9.7	9.9
Derivative instruments	(23.8)	(23.9)
Embedded derivatives [1]	(11.7)	(0.5)
Assets valued at fair value	0.3	1.2
Net realized investment gains (losses), excluding impairment losses	(25.5)	(13.3)
Net realized investment gains (losses), including impairment losses	$(25.7)	$(15.9)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated interim unaudited financial statements for additional disclosures.

7. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Debt securities	$168.2	$(21.8)
Equity securities	1.9	2.0
Other investments	0.7	1.0
Net unrealized investment gains (losses)	$170.8	$(18.8)

Net unrealized investment gains (losses)	$170.8	$(18.8)
Applicable to closed block policyholder dividend obligation	82.1	(20.6)
Applicable to DAC	40.2	(9.7)
Applicable to other actuarial offsets	31.6	19.0
Applicable to deferred income tax expense (benefit)	28.7	7.8
Offsets to net unrealized investment gains (losses)	182.6	(3.5)
Net unrealized investment gains (losses) included in OCI	$(11.8)	$(15.3)

Consolidated variable interest entities

The Company regularly invests in private equity type fund structures which are variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have the power to direct the most significant activities of the entity and an economic interest in the entity. When we hold both the power to direct the most significant activities of the entity and an economic interest in the entity, we are considered to be the primary beneficiary of the entity and consolidate the VIE. The consolidated entities are all investment company-like structures which follow specialized investment company accounting and record underlying investments at fair value. The nature of the VIEs’ operations and purpose are private equity limited partnerships, single asset LLCs and a fund of fund investment structure and have investments in homogeneous types of assets presented below.

7. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at March 31, 2014 and December 31, 2013.

Carrying Value of Assets and Liabilities for	March 31, 2014			December 31, 2013
Consolidated Variable Interest Entities:			Maximum			Maximum
($ in millions)			Exposure			Exposure
	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Debt securities, at fair value [2]	$4.1	$—	$3.8	$3.6	$—	$3.2
Equity securities, at fair value [2]	31.9	—	27.0	29.4	—	24.7
Cash and cash equivalents	10.6	—	10.5	10.8	—	10.6
Investment in partnership interests	—	—	—	0.1	—	0.1
Investment in single asset LLCs	23.4	—	17.7	19.9	—	15.1
Other assets	0.7	—	0.5	0.6	—	0.5
Total assets of consolidated VIEs	$70.7	$—	$59.5	$64.4	$—	$54.2
Total liabilities of consolidated VIEs	$—	$0.7	$0.6	$—	$0.8	$0.6
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. There were no unfunded commitments in the maximum exposure to loss above at March 31, 2014 and December 31, 2013.

[2]	Included in fair value investments on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $157.0 million and $172.6 million as of March 31, 2014 and December 31, 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities	March 31, 2014			December 31, 2013
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Limited partnerships	$101.1	$—	$160.8	$116.7	$—	$171.6
LLCs	55.9	—	55.9	55.9	—	55.9
Total	$157.0	$—	$216.7	$172.6	$—	$227.5
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

7. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $885.2 million and $864.0 million at March 31, 2014 and December 31, 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2014, we were exposed to the credit concentration risk of two issuers, Berkshire Hathaway Inc., and Bank of America Corp, representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of March 31, 2014, we held derivative assets, net of liabilities, with a fair value of $87.4 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these issuers with a fair value of $254.0 million as of March 31, 2014. Our maximum amount of loss due to credit risk with these issuers was $341.4 million as of March 31, 2014. See Note 11 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

8.    Financing Activities

Debt is carried net of original issue discount as follows:

Indebtedness at Carrying Value:	March 31, 2014	December 31, 2013
($ in millions)

7.15% surplus notes, due December 2034	$126.1	$126.1
7.45% senior unsecured bonds, matures January 2032	252.7	252.7
Total indebtedness	$378.8	$378.8

Our 7.15% surplus notes are an obligation of Phoenix Life. The carrying value of the 2034 notes is net of $0.6 million of unamortized original issue discount. Interest payments require the prior approval of the New York State Department of Financial Services (“NYDFS”) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

We may redeem any or all of the 7.45% senior unsecured bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of March 31, 2014. No repurchases were made during 2014 or 2013. In March 2013, we extinguished $31.4 million par value of these bonds.

8. Financing Activities (continued)

The indenture governing our senior unsecured bonds requires us to file with U.S. Bank, National Association, as trustee, within 15 days after we are required to file with the SEC, copies of the annual reports and of the information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or Section 15(d) of the Exchange Act. In connection with the restatement of our prior period financial statements, we were unable to file with the SEC certain of our periodic SEC reports and meet the requirement to timely deliver a copy of such reports to the trustee. Prior to December 31, 2013, we successfully completed two consent solicitations of bondholders seeking consent to amend the indenture governing the bonds and provide a related waiver to extend the due dates for providing certain of our SEC reports to the trustee. On January 23, 2014, we commenced a third consent solicitation of bondholders to further amend the indenture and provide a related waiver to extend the date for providing the trustee with the Company’s Quarterly Report on Form 10-Q for the third quarter of 2012 (the “Third Quarter 2012 Form 10-Q”), the 2012 Form 10-K, our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2013 (the “2013 Forms 10-Q”), the 2013 Form 10-K and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2014 (the “2014 Forms 10-Q”) to March 16, 2015. On February 21, 2014, the Company and the trustee executed a third supplemental indenture providing that until 5:30 p.m., New York City time on March 16, 2015, any failure by us to comply with the sections of the Indenture relating to the filing of the Third Quarter 2012 Form 10-Q, the 2012 Form 10-K, the 2013 Forms 10-Q, the 2013 Form 10-K and the 2014 Forms 10-Q will not constitute defaults under the Indenture and that our filing of such reports on a delayed basis on or prior to such time and date will satisfy our obligations under the reporting covenant in the indenture. Pursuant to the waiver, any and all defaults and events of default occurring under the Indenture prior to the effectiveness of the third supplemental indenture are waived.

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

Future minimum annual principal payments on indebtedness as of March 31, 2014 are $252.7 million in 2032 and $126.7 million in 2034.

Interest Expense on Indebtedness, including	Three Months Ended
Amortization of Debt Issuance Costs:	March 31,
($ in millions)	2014	2013

7.15% surplus notes	$2.3	$2.3
7.45% senior unsecured bonds	4.8	5.4
Interest expense on indebtedness	$7.1	$7.7

9.    Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock.

Through March 31, 2014, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of March 31, 2014, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of March 31, 2014, we also had 0.4 million shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares).

The Company is authorized to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. There is no time limit placed on the duration of the program, which may be modified, extended or terminated by the Board of Directors (the “Board”) at any time. There were no shares repurchased under this authorization.

9. Common Stock and Stock Repurchase Program (continued)

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.1% of our outstanding common stock. In the three months ended March 31, 2014 and 2013, we incurred $0.6 million and $0.7 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

10.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.1 billion and $2.0 billion at March 31, 2014 and December 31, 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31, 2014	December 31, 2013
($ in millions)
Debt securities	$422.6	$433.0
Equity funds	1,845.4	1,920.4
Other	64.0	64.3
Total	$2,332.0	$2,417.7

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our consolidated balance sheets. Changes in the liability are recorded in policy benefits on our consolidated statements of income and comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
($ in millions)	Annuity	Annuity	Annuity	Annuity
	GMDB	GMIB	GMDB	GMIB

Balance, beginning of period	$22.7	$9.8	$15.9	$21.7
Incurred	(0.1)	(0.7)	0.5	1.2
Paid	(0.6)	—	(1.3)	—
Change due to net unrealized gains or losses included in AOCI	0.1	(0.1)	0.1	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$22.1	$9.0	$15.2	$22.8

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in the 2013 Form 10-K:

GMDB and GMIB Benefits by Type:	March 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$743.8	$2.0	$2.0	63
GMDB step up	1,915.1	116.0	9.6	64
GMDB earnings enhancement benefit (“EEB”)	35.5	—	—	64
GMDB greater of annual step up and roll up	26.2	4.8	4.8	68
Total GMDB at March 31, 2014	2,720.6	$122.8	$16.4
Less: General account value with GMDB	397.7
Subtotal separate account liabilities with GMDB	2,322.9
Separate account liabilities without GMDB	985.1
Total separate account liabilities	$3,308.0
GMIB [1] at March 31, 2014	$379.5			65

GMDB and GMIB Benefits by Type:	December 31, 2013
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$770.3	$2.1	$2.1	63
GMDB step up	1,974.7	117.9	9.9	64
GMDB earnings enhancement benefit (“EEB”)	36.0	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,807.7	$124.9	$16.9
Less: General account value with GMDB	403.3
Subtotal separate account liabilities with GMDB	2,404.4
Separate account liabilities without GMDB	997.9
Total separate account liabilities	$3,402.3
GMIB [1] at December 31, 2013	$398.6			64
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

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Fixed indexed annuity guaranteed benefits

Many of our fixed indexed annuities contain guaranteed benefits. We establish policy benefit liabilities for minimum death and minimum withdrawal benefit guarantees relating to these policies as follows:

•
Liabilities associated with the guaranteed minimum withdrawal benefit (“GMWB”) and Chronic Care guarantees are determined by estimating the value of the withdrawal benefits expected to be paid after the projected account value depletes and recognizing the value ratably over the accumulation period based on total expected assessments. Liabilities associated with the GMWB for the fixed indexed annuities differ from those contained on variable annuities in that the GMWB feature and the underlying contract, exclusive of the equity index crediting option, are fixed income instruments.

•
Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments.

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are generally consistent with those used for amortizing DAC. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our consolidated balance sheets.

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Three months ended
	March 31,
	2014	2013

Balance, beginning of period	$90.0	$103.6
Incurred	5.0	12.6
Paid	(0.1)	(0.1)
Change due to net unrealized gains or losses included in AOCI	19.8	1.4
Assumption unlocking	—	—
Balance, end of period	$114.7	$117.5

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Universal life

Liabilities for universal life contracts in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC.

Changes in Universal Life Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Three months ended
	March 31,
	2014	2013

Balance, beginning of period	$179.8	$137.7
Incurred	4.8	16.4
Paid	(1.9)	(3.4)
Change due to net unrealized gains or losses included in AOCI	0.9	0.5
Assumption unlocking	—	—
Balance, end of period	$183.6	$151.2

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC.

Changes in Universal Life Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Three months ended
	March 31,
	2014	2013

Balance, beginning of period	$257.0	$308.4
Expenses	19.9	22.0
Change due to net unrealized gains or losses included in AOCI	16.5	11.0
Assumption unlocking	—	—
Balance, end of period	$293.4	$341.4

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in the 2013 Form 10-K. These features are accounted for as embedded derivatives as described below.

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	March 31, 2014
($ in millions)		Average
		Attained
	Account	Age of
	Value	Annuitant

GMWB	$559.1	64
GMAB	363.6	59
COMBO	7.2	63
Balance, end of period	$929.9

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2013
($ in millions)		Average
		Attained
	Account	Age of
	Value	Annuitant

GMWB	$581.5	64
GMAB	382.2	59
COMBO	7.2	63
Balance, end of period	$970.9

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

Variable Annuity Embedded Derivative Liabilities:	March 31, 2014	December 31, 2013
($ in millions)

GMWB	$(3.2)	$(5.1)
GMAB	(0.1)	1.4
COMBO	(0.3)	(0.4)
Total variable annuity embedded derivative liabilities	$(3.6)	$(4.1)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $97.2 million and $78.9 million as of March 31, 2014 and December 31, 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2014 and 2013 are $(11.7) million and $(0.5) million, respectively.

11.    Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, as well as our fixed indexed annuity (“FIA”) separate account hedge which uses interest rate swaptions to hedge against rising interest rates. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our fixed indexed annuity products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2014 and December 31, 2013, $10.5 million and $8.6 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

11. Derivative Instruments (continued)

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	March 31, 2014
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$94.0	$5.6	$3.8
Variance swaps	2015 - 2017	0.9	—	8.5
Swaptions	2024 - 2025	3,277.0	12.5	—
Put options	2015 - 2022	406.0	26.8	—
Call options [2]	2014 - 2019	1,811.4	115.0	72.3
Cross currency swaps	2016	10.0	—	0.7
Equity futures	2014	157.7	12.8	—
Total derivative instruments		$5,757.0	$172.7	$85.3
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.9 million.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	December 31, 2013
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2024 - 2029	3,902.0	30.7	—
Put options	2015 - 2022	406.0	31.1	—
Call options [2]	2014 - 2018	1,701.6	163.1	96.1
Cross currency swaps	2016	10.0	—	0.7
Equity futures	2014	160.6	14.3	—
Total derivative instruments		$6,320.1	$243.1	$111.5
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.9 million.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended
Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Interest rate swaps	$5.0	$(0.8)
Variance swaps	(0.6)	(2.1)
Swaptions	(18.3)	(1.8)
Put options	(4.2)	(17.4)
Call options	(3.0)	17.4
Cross currency swaps	(0.1)	0.3
Equity futures	(2.6)	(19.5)
Embedded derivatives	(11.7)	(0.5)
Total derivative instrument losses recognized in realized investment gains (losses)	$(35.5)	$(24.4)

11. Derivative Instruments (continued)

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

Offsetting of	March 31, 2014
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$172.7	$—	$172.7	$(82.3)	$—	$90.4
Total derivative liabilities	$(85.3)	$—	$(85.3)	$82.3	$3.0	$—

Offsetting of	December 31, 2013
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$243.1	$—	$243.1	$(110.2)	$—	$132.9
Total derivative liabilities	$(111.5)	$—	$(111.5)	$110.2	$1.3	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $7.5 million and $7.3 million as of March 31, 2014 and December 31, 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

12. Fair Value of Financial Instruments (continued)

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

Fair Values of Financial Instruments by Level:	March 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$78.4	$340.4	$418.8
State and political subdivision	—	150.4	276.8	427.2
Foreign government	—	206.9	16.1	223.0
Corporate	—	3,894.5	3,941.5	7,836.0
CMBS	—	650.0	52.1	702.1
RMBS	—	1,333.7	534.0	1,867.7
CDO/CLO	—	—	236.1	236.1
Other asset-backed	—	61.8	229.4	291.2
Total available-for-sale debt securities	—	6,375.7	5,626.4	12,002.1
Available-for-sale equity securities	1.1	—	63.0	64.1
Short-term investments	571.0	—	—	571.0
Derivative assets	12.8	159.9	—	172.7
Fair value investments [2]	31.8	13.1	170.3	215.2
Separate account assets	3,308.0	—	—	3,308.0
Total assets	$3,924.7	$6,548.7	$5,859.7	$16,333.1
Liabilities
Derivative liabilities	$—	$85.3	$—	$85.3
Embedded derivatives	—	—	93.6	93.6
Total liabilities	$—	$85.3	$93.6	$178.9
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at March 31, 2014 include $123.9 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $23.0 million as of March 31, 2014. Changes in the fair value of these assets are recorded through net investment income. Additionally, $68.3 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.8 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2014.

12. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$76.6	$327.2	$403.8
State and political subdivision	—	141.4	269.1	410.5
Foreign government	—	194.0	15.9	209.9
Corporate	—	3,662.1	3,968.4	7,630.5
CMBS	—	600.1	114.4	714.5
RMBS	—	1,344.9	552.0	1,896.9
CDO/CLO	—	—	224.1	224.1
Other asset-backed	—	70.7	247.7	318.4
Total available-for-sale debt securities	—	6,089.8	5,718.8	11,808.6
Available-for-sale equity securities	2.8	—	59.0	61.8
Short-term investments	349.7	11.0	0.9	361.6
Derivative assets	14.3	228.8	—	243.1
Fair value investments [2]	32.1	13.2	165.5	210.8
Separate account assets	3,402.3	—	—	3,402.3
Total assets	$3,801.2	$6,342.8	$5,944.2	$16,088.2
Liabilities
Derivative liabilities	$—	$111.5	$—	$111.5
Embedded derivatives	—	—	74.8	74.8
Total liabilities	$—	$111.5	$74.8	$186.3
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

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

Available-for-sale debt securities as of March 31, 2014 and December 31, 2013, respectively are reported net of $25.6 million and $27.1 million of Level 2 investments included in discontinued assets on the consolidated balance sheets related to discontinued reinsurance operations.

12. Fair Value of Financial Instruments (continued)

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	March 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$590.8	$1,195.8	$1,786.6
Energy	—	537.3	324.0	861.3
Financial services	—	1,571.0	957.0	2,528.0
Capital goods	—	384.6	335.1	719.7
Transportation	—	110.8	255.4	366.2
Utilities	—	329.7	571.0	900.7
Other	—	370.3	303.2	673.5
Total corporates	$—	$3,894.5	$3,941.5	$7,836.0

Fair Values of Corporates by Level and Sector:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$896.0	$1,496.5	$2,392.5
Energy	—	492.2	335.2	827.4
Financial services	—	1,497.0	971.8	2,468.8
Capital goods	—	187.6	192.7	380.3
Transportation	—	93.6	230.9	324.5
Utilities	—	316.0	560.0	876.0
Other	—	179.7	181.3	361.0
Total corporates	$—	$3,662.1	$3,968.4	$7,630.5

12. Fair Value of Financial Instruments (continued)

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

Level 3 Financial Assets:	Three Months Ended March 31, 2014
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$12.9	$(5.5)	$—	$—	$—	$5.8	$340.4
State and political subdivision	269.1	2.9	(0.8)	—	—	—	5.6	276.8
Foreign government	15.9	—	—	—	—	—	0.2	16.1
Corporate	3,968.4	171.0	(21.8)	—	(127.0)	—	(49.1)	3,941.5
CMBS	114.4	—	(2.7)	—	(60.1)	(0.1)	0.6	52.1
RMBS	552.0	0.5	(13.9)	—	—	0.5	(5.1)	534.0
CDO/CLO	224.1	23.0	(6.4)	—	—	0.4	(5.0)	236.1
Other asset-backed	247.7	—	(4.5)	—	(1.7)	—	(12.1)	229.4
Total available-for-sale debt securities	5,718.8	210.3	(55.6)	—	(188.8)	0.8	(59.1)	5,626.4
Available-for-sale equity securities	59.0	6.7	—	—	—	—	(2.7)	63.0
Short-term investments	0.9	—	—	—	—	—	(0.9)	—
Fair value investments	165.5	—	(2.6)	—	—	7.4	—	170.3
Total assets	$5,944.2	$217.0	$(58.2)	$—	$(188.8)	$8.2	$(62.7)	$5,859.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$12.2	$(1.7)	$—	$—	$—	$2.3	$309.5
State and political subdivision	212.4	—	(0.5)	—	—	—	(15.4)	196.5
Foreign government	45.8	—	(0.2)	8.0	—	—	(2.5)	51.1
Corporate	3,812.3	191.8	(17.0)	9.6	(43.2)	(1.1)	(106.2)	3,846.2
CMBS	89.7	—	(1.9)	—	(8.7)	(0.1)	2.2	81.2
RMBS	709.3	0.7	(24.2)	—	—	(1.2)	(5.8)	678.8
CDO/CLO	223.7	21.8	(11.4)	—	—	(0.4)	4.3	238.0
Other asset-backed	309.9	—	(7.4)	—	—	—	6.7	309.2
Total available-for-sale debt securities	5,699.8	226.5	(64.3)	17.6	(51.9)	(2.8)	(114.4)	5,710.5
Available-for-sale equity securities	32.7	2.3	—	—	—	(3.3)	1.2	32.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	153.3	14.6	(3.9)	1.3	—	3.0	—	168.3
Total assets	$5,885.8	$243.4	$(68.2)	$18.9	$(51.9)	$(3.1)	$(113.2)	$5,911.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$74.8	$80.8
Net purchases/(sales)	7.1	1.5
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	11.7	0.5
Balance, end of period	$93.6	$82.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

12. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate and recovery rate. Keeping other inputs unchanged, an increase in yield, default rate or prepayment rate would decrease the fair value of the asset while an increase in recovery rate would result in an increase to the fair value of the asset. Yields are a function of the underlying U.S. Treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: [1]	March 31, 2014
($ in millions)	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$340.4	Discounted cash flow	Yield	0.93% - 5.17% (3.66%)
State and political subdivision	$122.4	Discounted cash flow	Yield	2.24% - 5.33% (3.66%)
Corporate	$3,059.3	Discounted cash flow	Yield	0.95% - 6.29% (3.41%)
Other asset-backed	$41.9	Discounted cash flow	Yield	0.50% - 3.47% (2.01%)
Fair value investments	$5.6	Discounted cash flow	Default rate	0.26%
			Recovery rate	42%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2013
($ in millions)	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$327.2	Discounted cash flow	Yield	1.05% - 5.66% (3.78%)
State and political subdivision	$119.4	Discounted cash flow	Yield	2.35% - 5.79% (3.74%)
Corporate	$2,972.6	Discounted cash flow	Yield	1.00% - 6.75% (3.56%)
Other asset-backed	$47.9	Discounted cash flow	Yield	0.5% - 3.75% (2.23%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$5.5	Discounted cash flow	Default rate	0.25%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

12. Fair Value of Financial Instruments (continued)

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	March 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$97.2	Budget method	Swap curve	0.17% - 3.40%
(FIA)			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	2.92%
Embedded derivatives (GMAB / GMWB / COMBO)	$(3.6)	Risk neutral stochastic valuation methodology	Volatility surface	9.57% - 46.36%
			Swap curve	0.14% - 3.70%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	2.92%

Level 3 Liabilities:	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$78.9	Budget method	Swap curve	0.19% - 3.79%
(FIA)			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	March 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$340.4	$—	$340.4
State and political subdivision	122.4	154.4	276.8
Foreign government	—	16.1	16.1
Corporate	3,059.3	882.2	3,941.5
CMBS	—	52.1	52.1
RMBS	—	534.0	534.0
CDO/CLO	—	236.1	236.1
Other asset-backed	41.9	187.5	229.4
Total available-for-sale debt securities	3,564.0	2,062.4	5,626.4
Available-for-sale equity securities	—	63.0	63.0
Short-term investments	—	—	—
Fair value investments	5.6	164.7	170.3
Total assets	$3,569.6	$2,290.1	$5,859.7
Liabilities
Embedded derivatives	$93.6	$—	$93.6
Total liabilities	$93.6	$—	$93.6
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$327.2	$—	$327.2
State and political subdivision	119.4	149.7	269.1
Foreign government	—	15.9	15.9
Corporate	2,972.6	995.8	3,968.4
CMBS	—	114.4	114.4
RMBS	—	552.0	552.0
CDO/CLO	—	224.1	224.1
Other asset-backed	47.9	199.8	247.7
Total available-for-sale debt securities	3,467.1	2,251.7	5,718.8
Available-for-sale equity securities	—	59.0	59.0
Short-term investments	—	0.9	0.9
Fair value investments	5.5	160.0	165.5
Total assets	$3,472.6	$2,471.6	$5,944.2
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values	Fair Value	March 31, 2014		December 31, 2013
of Financial Instruments:	Hierarchy	Carrying	Fair	Carrying	Fair
($ in millions)	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$2,353.7	$2,341.2	$2,350.3	$2,338.0
Cash and cash equivalents	Level 1	$424.5	$424.5	$496.4	$496.4
Financial liabilities:
Investment contracts	Level 3	$3,540.0	$3,541.8	$3,429.7	$3,424.4
7.15% Surplus notes	Level 3	$126.1	$86.5	$126.1	$86.5
7.45% Senior unsecured bonds	Level 2	$252.7	$236.5	$252.7	$224.6

13.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2014 have been computed based on the first three months of 2014 as a discrete period.

The tax benefit of $3.6 million for the three months ended March 31, 2014 is comprised of a $2.5 million current tax expense, net of a $6.1 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income) Included in the $2.5 million current tax expense is a $1.8 million benefit attributable to the prior year provision to filed return true-up. The $1.8 million deferred tax expense attributable to the true-up has been fully offset by a decrease in the valuation allowance.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $47.4 million as of March 31, 2014. Consistent with prior periods, we have recorded a valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of tax basis capital losses. This conclusion is also consistent with prior periods.

Consistent with the above, for the three months ended March 31, 2014, we recognized a net increase in the valuation allowance of $24.4 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets decreased $22.6 million in the three months ended March 31, 2014 attributable to available-for-sale debt securities with gross unrealized losses.

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

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life Insurance Company in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company expects, in the fourth quarter of 2014, to fund the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable Insurance Company and cash from the holding company. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended March 31, 2014 and 2013 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total
Attributable to The Phoenix Companies, Inc.:
($ in millions)

Balance as of December 31, 2012	$(6.2)	$77.9	$(321.0)	$(249.3)
Change in component during the period before reclassifications	5.8	(16.4)	2.1	(8.5)
Amounts reclassified from AOCI	(0.3)	(4.4)	1.7	(3.0)
Balance as of March 31, 2013	$(0.7)	$57.1	$(317.2)	$(260.8)

Balance as of December 31, 2013	$10.0	$26.5	$(221.7)	$(185.2)
Change in component during the period before reclassifications	5.5	(11.1)	0.6	(5.0)
Amounts reclassified from AOCI	(3.1)	(3.1)	1.0	(5.2)
Balance as of March 31, 2014	$12.4	$12.3	$(220.1)	$(195.4)
———————

[1]
See Note 7 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended March 31,
	2014	2013
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$4.8	$0.5	Net realized capital gains (losses)
	4.8	0.5	Total before income taxes
	1.7	0.2	Income tax expense (benefit)
	$3.1	$0.3	Net income (loss)
Net unrealized investment gains / (losses) on all other investments:
Available-for-sale securities	$4.7	$6.7	Net realized capital gains (losses)
	4.7	6.7	Total before income taxes
	1.6	2.3	Income tax expense (benefit)
	$3.1	$4.4	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(1.9)	$(2.9)	Other operating expense
Amortization of prior service costs	0.3	0.3	Other operating expense
	(1.6)	(2.6)	Total before income taxes
	(0.6)	(0.9)	Income tax expense (benefit)
	$(1.0)	$(1.7)	Net income (loss)
Total amounts reclassified from AOCI	$5.2	$3.0	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Service cost	$0.6	$0.5
Interest cost	9.1	8.2
Expected return on plan assets	(9.5)	(9.0)
Net loss amortization	2.0	2.9
Pension benefit cost	$2.2	$2.6

Components of Other Post-Employment Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Service cost	$—	$—
Interest cost	0.4	0.3
Net gain amortization	(0.1)	—
Prior service cost amortization	(0.3)	(0.3)
Other post-employment benefit cost	$—	$—

For the three months ended March 31, 2014, other comprehensive loss included unrealized gains of $1.1 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

During the three months ended March 31, 2014, we made contributions of $3.3 million to the pension plan. We expect to make additional contributions of $8.5 million to the pension plan by December 31, 2014.

Savings plans

During the three months ended March 31, 2014 and 2013, we incurred costs of $1.4 million and $1.3 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees (except Saybrus employees) are eligible to receive an employer discretionary contribution according to the plan terms.

16.    Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Compensation cost charged to income from continuing operations	$0.2	$0.7
Income tax expense (benefit) before valuation allowance	$(0.1)	$(0.2)

We did not capitalize any of the cost of stock-based compensation during the three month periods ended March 31, 2014 and 2013. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

17.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended
(shares in thousands)	March 31,
	2014	2013

Weighted-average common shares outstanding	5,742	5,715
Weighted-average effect of dilutive potential common shares:
Restricted stock units	17	59
Employee stock options	2	—
Potential common shares	19	59
Less: Potential common shares excluded from calculation due to net losses	19	59
Dilutive potential common shares	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,742	5,715

As a result of the net loss from continuing operations for the three months ended March 31, 2014 and 2013, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

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

Segment Information	Three Months Ended
on Revenues:	March 31,
($ in millions)	2014	2013

Life and Annuity [1]	$397.4	$390.7
Saybrus Partners [2]	7.3	5.8
Less: Intercompany revenues [3]	2.5	2.3
Total revenues	$402.2	$394.2
———————

[1]	Includes intercompany interest revenue of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

[2]	Includes intercompany commission revenue of $2.6 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to	Three Months Ended
Consolidated Net Income (Loss):	March 31,
($ in millions)	2014	2013

Life and Annuity operating income (loss)	$(9.6)	$(46.8)
Saybrus Partners operating income (loss)	0.3	(0.1)
Less: Applicable income tax expense (benefit)	(3.6)	4.2
Income (loss) from discontinued operations, net of income taxes	(0.9)	(1.8)
Net realized investment gains (losses)	(25.7)	(15.9)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss)	$(33.3)	$(68.7)

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

19. Discontinued Operations (continued)

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at March 31, 2014 and December 31, 2013.

Net losses of $0.0 million and $0.8 million were recognized during the three months ended March 31, 2014 and 2013, respectively, primarily related to accrued legal fees attributable to these matters.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $37.1 million and $38.4 million as of March 31, 2014 and December 31, 2013, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.1 million and $0.1 million as of March 31, 2014 and December 31, 2013, respectively. Net losses of $0.9 million and $1.0 million were recognized during the three months ended March 31, 2014 and 2013, respectively, as a result of an increase in reserves reported to us by certain ceding companies. See Note 20 to these consolidated interim unaudited financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

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

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended Order approved by the SEC in August 2014 (the “Amended Order”). Except as amended by the Amended Order, the March 2014 Order remains in effect. The March 2014 Order, as amended by the Amended Order, directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder, imposed civil monetary penalties of $475,000 on each of Phoenix and PHL Variable, which have been paid, and requires Phoenix and PHL Variable to file their respective delayed SEC periodic reports with the SEC in accordance with schedules set forth in the Amended Order. The Amended Order provides that any failure by Phoenix or PHL Variable to comply with these schedules with respect to any Phoenix or PHL Variable periodic report covered by the Amended Order will result in the imposition of the following additional monetary penalties with respect to such filing: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

20. Contingent Liabilities (continued)

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014 and filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014 and filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014.

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

20. Contingent Liabilities (continued)

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

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging COI rate adjustments implemented by Phoenix Life in 2010 and 2011, which Phoenix Life maintains were based on policy language permitting such adjustments. By order dated July 12, 2013, two separate classes were certified in the Fleisher Litigation; by subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in five actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These five cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014 (collectively the “U.S. Bank Conn. Litigations”)).

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation, and discovery in these four actions has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims.

By letter dated October 1, 2014, the U.S. District Court for the Southern District of New York consolidated the Fleisher Litigation, the Tiger Litigation, and the U.S. Bank N.Y. Litigations for trial, which is expected to begin on March 9, 2015.

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

20. Contingent Liabilities (continued)

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, the Company is providing to the SEC certain information and documentation regarding the restatement of its prior period financial statements and the staff of the SEC has indicated to the Company that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

Unclaimed Property Inquiries

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

20. Contingent Liabilities (continued)

Phoenix Life expects reserves and reinsurance to cover the run-off of the business; however, unfavorable or favorable claims and/or reinsurance recovery experience are reasonably possible and could result in our recognition of additional losses or gains in future years. Management believes, based on current information and after consideration of the provisions made in these consolidated interim unaudited financial statements, that any future adverse or favorable development of recorded reserves and/or reinsurance recoverables will not have a material adverse effect on its financial position. Nevertheless, it is possible that future developments could have a material adverse effect on our results of operations.

See Note 19 to these consolidated interim unaudited financial statements for more information regarding discontinued operations.

21.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $24.7 million: $10.4 million in the second, third and fourth quarters of 2014 and $14.3 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2014, the Company had unfunded commitments of $238.2 million under such agreements, of which $56.3 million is expected to be funded by December 31, 2014.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2014, the Company had open commitments of $71.3 million under such agreements which are expected to be fully funded by December 15, 2014.

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

Dividends

On May 22, 2014, Phoenix Life paid a $11.9 million dividend to Phoenix.

On September 18, 2014, Phoenix Life paid a $14.8 million dividend to Phoenix.

Late Filings

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

22. Subsequent Events (continued)

On August 8, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending June 30, 2014 with the SEC.

NYSE Actions

On April 4, 2014, we filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 we received from the NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. This notice informed us that, as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of filing of the 2013 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company has not filed the 2013 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2013 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances. The Company believes that the filing of its 2013 Form 10-K on August 6, 2014 satisfies the NYSE requirement to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Rating Agency Actions

On May 20, 2014, Standard & Poor’s Rating Services (“S&P”) placed its ‘B-’ long-term counterparty credit rating on Phoenix and its ‘BB-’ long-term counterparty credit and financial strength ratings on Phoenix Life and PHL Variable on CreditWatch with negative implications.

On August 12, 2014, S&P lowered its financial strength ratings on Phoenix Life and PHL Variable to ‘B+’ from ‘BB-’ and affirmed its ‘B-’ long-term counterparty credit ratings on Phoenix. They removed the credit ratings from CreditWatch and assigned a negative outlook.

On October 1, 2014, A. M. Best affirmed its financial strength ratings of B (Fair) and issuer credit ratings of “bb+” for Phoenix Life and PHL Variable. They also affirmed the issuer credit ratings and senior debt ratings of “b” of Phoenix. The financial strength ratings continue to have a stable outlook and the issuer credit ratings retain a negative outlook.

SEC Cease-and-Desist Order

See Note 20 to these consolidated interim unaudited financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatement of our prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatement of our prior period financial statements may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister the Company and PHL Variable Insurance Company (“PHL Variable”); (v) the risk of failure to file our delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of our outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the risk that any failure to satisfy NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our securities, including our common stock; (vii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatement of our prior period financial statements and the failure by the Company and PHL Variable to file SEC reports on a timely basis; (viii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (ix) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (x) the incurrence of significant restatement-related expenses; (xi) diversion of management and other human resources attention from the operation of our business; (xii) our inability to access alternate financing arrangements to fund our ongoing operations and our inability to register securities for offer and sale with the SEC under the Securities Act until we have filed the delayed SEC filings and are otherwise current with our relevant SEC filing obligations; (xiii) risks associated with our insurance company subsidiaries’ delay in completing their respective U.S. GAAP financial statement restatements and PHL Variable’s delay in its SEC reporting obligations; and (xiv) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of March 31, 2014 as compared with December 31, 2013; our consolidated results of operations for the three months ended March 31, 2014 and 2013; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2013 in the 2013 Form 10-K.

We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first three months of 2014, 100% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 91% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

A gradually declining amount of our Life and Annuity segment earnings are derived from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings continue to meet or exceed expected cumulative earnings. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for more information on the closed block.

Our Life and Annuity segment’s profitability is driven by interaction of the following elements:

•
Fees on life and annuity products consist primarily of: (i) cost of insurance (“COI”) charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk or the “NAR”); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are subject to the same variability and risk, and these factors can vary significantly from period to period.

•
Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•
Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead, including professional fees and outside consulting and legal services. They also include pension and other benefit costs which involve significant estimates and assumptions.

•
Deferred policy acquisition cost (“DAC”) amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a change in estimated gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization for the period of the unlock.

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

•
Income tax expense/benefit consists of both current and deferred tax provisions. The computation of these amounts is a function of pre-tax income and the application of relevant tax law and generally accepted accounting principles in the United States (“U.S. GAAP”) accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. We have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our consolidated balance sheets as an increase in liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our consolidated balance sheets as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our consolidated balance sheets as an increase in policy liabilities and accruals.

Saybrus is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix Life and PHL Variable product lines. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends in Earnings Drivers

•
Net investment income. Net investment income increased by $22.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in net investment income is primarily driven by a $20.2 million increase in income from limited partnerships and other investments due to increase in the valuation of the underlying funds. This increase in net investment income is partially offset by an increase in policyholder dividends as the partnership income associated with assets in the closed block is included within policyholder dividends. The average net investment income yield, excluding limited partnerships and other investments remains relatively consistent for the comparable periods.

•
Net realized investment gains or losses on investments. Realized capital losses on investments increased by $9.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in realized capital losses is primarily due to an increase in losses on embedded derivatives of $11.2 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The losses on the embedded derivatives were primarily associated with the fixed indexed annuity products and were driven by both sales and decreasing interest rates in the period.

•
Policy benefits and policyholder dividends. Policy benefits including policyholder dividends decreased by $13.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in policy benefit expenses is primarily driven by changes in the guaranteed insurance benefit liabilities and profits followed by losses liability which increased in both periods, but increased by $26.3 million during the three months ended March 31, 2014 and increased by $47.9 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the realized capital losses on derivative investments positively impacted the guaranteed benefit liabilities primarily associated with the fixed indexed annuity guaranteed benefit riders.

•
Operating expenses. Other operating expenses increased $17.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in operating expenses is primarily the result of higher professional fees and outside consulting and legal services primarily as a result of the restatement of our prior period financial statements. Professional fees and outside consulting and legal services continue to be a significant driver of operating expenses for the Company.

•
Income taxes. Income taxes changed by $7.8 million for the three months ended March 31, 2014 from an expense of $4.2 million for the three months ended March 31, 2013 to a benefit of $3.6 million in the current year period. The current period income tax benefit includes $2.5 million related to current period tax expense, that is offset by a deferred tax benefit of $6.1 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is not required due to existence of current year income reported elsewhere in the financial statements.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the three months ended March 31, 2014 was $7.3 million, compared with $5.8 million for the three months ended March 31, 2013. Of these amounts, revenue of $2.6 million and $2.4 million was earned from the sales of Phoenix life and annuity products for the same periods in 2014 and 2013, respectively. Expenses increased to $7.0 million for the three months ended March 31, 2014 from $5.9 million in the three months ended March 31, 2013. The change was primarily driven by an increase in compensation related expenses.

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

Subsequent to March 31, 2014, the Company incurred additional expenses for audit, financial and actuarial consulting, and legal services related to the restatement process, preparation of delayed financial statements and remediation efforts. The expenses incurred were $31.2 million through September 30, 2014.

Recent Acquisitions and Dispositions

See Note 3 to our consolidated financial statements in the 2013 Form 10-K for a discussion of recent acquisitions and dispositions.

Impact of New Accounting Standards

See Note 2 to our consolidated interim unaudited financial statements in this Form 10-Q for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim unaudited financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these consolidated interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

A complete description of our critical accounting estimates is set forth in the 2013 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2013 Form 10-K are important to understanding our financial condition and consolidated financial statements.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$79.6	$82.7	(3.1)	(4%)
Fee income	134.8	136.3	(1.5)	(1%)
Net investment income	213.5	191.1	22.4	12%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(0.9)	0.9	(100%)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.2)	(1.7)	1.5	(88%)
Net OTTI losses recognized in earnings	(0.2)	(2.6)	2.4	(92%)
Net realized investment gains (losses), excluding OTTI losses	(25.5)	(13.3)	(12.2)	92%
Net realized investment gains (losses)	(25.7)	(15.9)	(9.8)	62%
Total revenues	402.2	394.2	8.0	2%
BENEFITS AND EXPENSES:
Policy benefits	236.0	318.8	(82.8)	(26%)
Policyholder dividends	73.8	4.4	69.4	NM
Policy acquisition cost amortization	22.4	45.3	(22.9)	(51%)
Interest expense on indebtedness	7.1	7.7	(0.6)	(8%)
Other operating expenses	97.9	80.8	17.1	21%
Total benefits and expenses	437.2	457.0	(19.8)	(4%)
Income (loss) from continuing operations before income taxes	(35.0)	(62.8)	27.8	(44%)
Income tax expense (benefit)	(3.6)	4.2	(7.8)	(186%)
Income (loss) from continuing operations	(31.4)	(67.0)	35.6	(53%)
Income (loss) from discontinued operations, net of income taxes	(0.9)	(1.8)	0.9	(50%)
Net income (loss)	(32.3)	(68.8)	36.5	(53%)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)	1.1	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$(68.7)	$35.4	(52%)

Analysis of Consolidated Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net income, compared to the prior year period, increased for the three months ended March 31, 2014 primarily due to the following:

•
Net investment income increased by $22.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in net investment income is primarily driven by a $20.2 million increase in income from limited partnerships and other investments due to increase in the valuation of the underlying funds. This increase in net investment income is partially offset by an increase in policyholder dividends as the partnership income associated with assets in the closed block is included within policyholder dividends. The average net investment income yield, excluding limited partnerships and other investments remains relatively consistent for the comparable periods.

•
Policy benefits including policyholder dividends decreased by $13.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in policy benefit expenses is primarily driven by changes in the guaranteed insurance benefit liabilities and profits followed by losses liability which increased in both periods, but increased by $26.3 million for the three months ended March 31, 2014 and increased by $47.9 million during the three months ended March 31, 2013. For the three months ended March 31, 2014, the realized capital losses on derivative investments positively impacted the guaranteed benefit liabilities primarily associated with the fixed indexed annuity guaranteed benefit riders.

•
Income taxes changed by $7.8 million in the three months ended March 31, 2014 from an expense of $4.2 million in the prior year period to a benefit of $3.6 million in the current year period. The current period income tax benefit includes $2.5 million related to current period tax expense, that is offset by a deferred tax benefit of $6.1 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is not required due to existence of current year income reported elsewhere in the financial statements.

The effective tax rates for March 31, 2014 and 2013 were 10.2% and (6.6%), respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in both periods was an increase in the valuation allowance on the pre-tax loss.

Partially offsetting the increase in net income is the following:

•
Realized capital losses on investments increased by $9.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in realized capital losses is primarily due to an increase in losses on embedded derivatives of $11.2 million for the three months ended March 31, 2014. The losses on the embedded derivatives is primarily attributable to sales of the fixed indexed annuity business and decreasing interest rates during the period.

•
Other operating expenses increased by $17.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in operating expenses is primarily the result of higher professional fees and outside consulting and legal services primarily as a result of the restatement of our prior period financial statements. Professional fees and outside consulting and legal services continue to be a significant driver of operating expenses for the Company.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2014, our available-for-sale debt securities, with a fair value of $12,002.1 million, represented 75.3% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		March 31, 2014
($ in millions)			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$6,557.7	54.6%	$6,264.3	54.7%
2	BBB	4,559.2	38.0%	4,334.0	37.9%
	Total investment grade	11,116.9	92.6%	10,598.3	92.6%
3	BB	565.8	4.8%	538.8	4.7%
4	B	193.3	1.6%	185.1	1.6%
5	CCC and lower	98.2	0.8%	100.0	0.9%
6	In or near default	27.9	0.2%	21.1	0.2%
	Total available-for-sale debt securities	$12,002.1	100.0%	$11,443.3	100.0%

Available-for-Sale Debt Securities by Type:	March 31, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$418.8	$379.1	$40.9	$(1.2)	$39.7
State and political subdivision	427.2	409.5	24.4	(6.7)	17.7
Foreign government	223.0	203.3	19.9	(0.2)	19.7
Corporate	7,836.0	7,433.9	490.0	(87.9)	402.1
CMBS	702.1	659.8	43.5	(1.2)	42.3
RMBS	1,867.7	1,841.0	54.2	(27.5)	26.7
CDO/CLO	236.1	233.7	6.8	(4.4)	2.4
Other asset-backed	291.2	283.0	14.4	(6.2)	8.2
Total available-for-sale debt securities	$12,002.1	$11,443.3	$694.1	$(135.3)	$558.8
Available-for-sale debt securities outside closed block:
Unrealized gains	$4,581.0	$4,303.0	$278.0	$—	$278.0
Unrealized losses	1,592.8	1,683.6	—	(90.8)	(90.8)
Total outside the closed block	6,173.8	5,986.6	278.0	(90.8)	187.2
Available-for-sale debt securities in closed block:
Unrealized gains	4,910.6	4,494.5	416.1	—	416.1
Unrealized losses	917.7	962.2	—	(44.5)	(44.5)
Total in the closed block	5,828.3	5,456.7	416.1	(44.5)	371.6
Total available-for-sale debt securities	$12,002.1	$11,443.3	$694.1	$(135.3)	$558.8

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2014 in our available-for-sale debt securities and short-term investment portfolio were banking (7.4%), electric utilities (5.9%), oil (4.3%), diversified financial services (3.9%) and insurance (3.1%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	March 31, 2014
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities [1]

Spain	$—	$11.7	$48.1	$59.8	0.5%
Ireland	—	—	50.0	50.0	0.4%
Italy	—	—	8.5	8.5	0.1%
Portugal	—	—	1.0	1.0	—%
Greece	—	—	—	—	—%
Total	—	11.7	107.6	119.3	1.0%
All other Eurozone [2]	4.4	69.3	264.0	337.7	2.7%
Total	$4.4	$81.0	$371.6	$457.0	3.7%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Belgium, Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At March 31, 2014, 96.9% of the total residential portfolio was rated investment grade. We hold $216.3 million of RMBS investments backed by prime rated mortgages, $208.0 million backed by Alt-A mortgages and $118.7 million backed by sub-prime mortgages, which combined amount to 3.3% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 77.3% rated NAIC-1 and 12.0% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the three months ended March 31, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	March 31, 2014
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% Invested	AA/				CCC and	Near	% Closed
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,339.1	$1,351.0	8.3%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	46.1%
Prime	208.6	216.3	1.3%	76.4%	17.8%	4.2%	1.5%	0.0%	0.1%	45.3%
Alt-A	203.8	208.0	1.3%	73.8%	9.2%	10.9%	3.3%	2.8%	0.0%	31.2%
Sub-prime	115.8	118.7	0.7%	85.1%	6.2%	3.9%	4.8%	0.0%	0.0%	10.2%
Total	$1,867.3	$1,894.0	11.6%	93.5%	3.4%	1.9%	0.9%	0.3%	0.0%	42.2%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $26.3 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments, including cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		March 31, 2014
					Year of Issue
	S&P Equivalent	Amortized	Market	% Invested	Post-				2004 and	% Closed
Rating	Designation	Cost	Value [1]	Assets [2]	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$640.5	$681.9	4.2%	53.0%	5.5%	19.5%	11.2%	10.8%	39.0%
NAIC-2	BBB	7.5	7.4	0.0%	0.0%	0.0%	49.2%	50.8%	0.0%	30.5%
NAIC-3	BB	17.8	18.4	0.1%	0.0%	50.3%	20.2%	29.5%	0.0%	26.9%
NAIC-4	B	11.9	13.5	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	55.2%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	6.0	7.0	0.0%	0.0%	6.4%	0.0%	0.0%	93.6%	11.5%
Total		$683.7	$728.2	4.4%	49.6%	6.5%	19.2%	11.8%	12.9%	38.6%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $19.1 million and $21.3 million, respectively. CMBS holdings in this exhibit include $4.8 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments, including cash and cash equivalents.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Total other-than-temporary debt impairments	$—	$(0.9)
Portion of gains (losses) recognized in OCI	(0.2)	(1.7)
Net debt impairments recognized in earnings	$(0.2)	$(2.6)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(0.2)	—
CMBS	—	—
RMBS	—	(1.8)
CDO/CLO	—	(0.8)
Other asset-backed	—	—
Net debt security impairments	(0.2)	(2.6)
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(0.2)	(2.6)
Debt security transaction gains	10.7	11.0
Debt security transaction losses	(2.9)	(1.4)
Equity security transaction gains	1.9	0.3
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	9.7	9.9
Derivative instruments	(23.8)	(23.9)
Embedded derivatives [1]	(11.7)	(0.5)
Assets valued at fair value	0.3	1.2
Net realized investment gains (losses), excluding impairment losses	(25.5)	(13.3)
Net realized investment gains (losses), including impairment losses	$(25.7)	$(15.9)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first three months of 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2014	2013

Balance, beginning of period	$(72.0)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	(1.6)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	8.4	3.5
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(63.6)	$(70.7)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of March 31, 2014. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for more information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type:	March 31, 2014	December 31, 2013
($ in millions)

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(8.6)	(8.8)
CMBS	(3.4)	(3.4)
RMBS	(25.6)	(26.7)
CDO/CLO	(13.9)	(15.3)
Other asset-backed	(1.8)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(54.4)	$(57.1)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	March 31, 2014
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Total fair value	$1,592.8	$326.5	$785.8	$480.5
Total amortized cost	1,683.6	339.9	814.5	529.2
Unrealized losses	$(90.8)	$(13.4)	$(28.7)	$(48.7)
Number of securities [1]	438	93	201	144
Investment grade:
Unrealized losses	$(83.7)	$(13.1)	$(28.0)	$(42.6)
Below investment grade:
Unrealized losses	$(7.1)	$(0.3)	$(0.7)	$(6.1)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.4)	$(0.1)	$—	$(0.3)
Number of securities [1]	13	2	—	11
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 92.2% of the unrealized losses after offsets pertain to investment grade securities and 7.8% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	March 31, 2014
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(28.1)	$(9.4)	$(0.8)	$(17.9)
Number of securities [1]	19	6	2	11
Investment grade:
Unrealized losses over 20% of cost	$(24.8)	$(9.2)	$—	$(15.6)
Below investment grade:
Unrealized losses over 20% of cost	$(3.3)	$(0.2)	$(0.8)	$(2.3)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$(0.1)	$—	$(0.3)
Number of securities [1]	5	2	—	3
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	March 31, 2014
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Total fair value	$917.7	$164.9	$440.5	$312.3
Total amortized cost	962.2	167.1	457.3	337.8
Unrealized losses	$(44.5)	$(2.2)	$(16.8)	$(25.5)
Number of securities [1]	229	30	116	83
Investment grade:
Unrealized losses	$(37.8)	$(1.9)	$(16.1)	$(19.8)
Below investment grade:
Unrealized losses	$(6.7)	$(0.3)	$(0.7)	$(5.7)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.7)	$(0.3)	$—	$(0.4)
Number of securities [1]	13	5	—	8
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	March 31, 2014
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(0.9)	$—	$(0.8)	$(0.1)
Number of securities [1]	4	—	2	2
Investment grade:
Unrealized losses over 20% of cost	$(0.2)	$—	$(0.1)	$(0.1)
Below investment grade:
Unrealized losses over 20% of cost	$(0.7)	$—	$(0.7)	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.4)	$(0.1)	$—	$(0.3)
Number of securities [1]	4	2	—	2
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Cash provided by (used for) operating activities	$(140.3)	$(186.6)
Cash provided by (used for) investing activities	(89.0)	65.5
Cash provided by (used for) financing activities	158.1	170.3
Change in cash and cash equivalents	$(71.2)	$49.2

Three months ended March 31, 2014 vs. March 31, 2013

Cash used for operating activities decreased by $46.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was driven by lower death benefits paid on traditional life products. Partially offsetting this decrease was an increase in audit and consulting fees related to the restatement of our prior period financial statements.

Cash provided by investing activities decreased $154.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of a decrease in sales and maturities of short-term investments. The main driver of this decrease was the timing of maturities. Partially offsetting this increase was a decrease in cash used for purchases of investments primarily resulting from lower cash provided by financing activities.

Cash provided by financing activities decreased $12.2 million for the three months ended March 31, 2014. This decline was primarily a result of increased withdrawals of variable annuity products when compared to 2013.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $58.7 million in 2014. During the three months ended March 31, 2014, Phoenix Life declared $14.6 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of March 31, 2014, Phoenix Life had $780.2 million of statutory capital, surplus and asset valuation reserve (“AVR”). Phoenix Life’s estimated RBC ratio was in excess of 250%.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes, and operating expenses. Interest expense on senior unsecured bonds was $4.8 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life Insurance Company in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company expects, in the fourth quarter of 2014, to fund the escrow, in part, using approximately $10.8 million of cash from the holding company.

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

Aggregate life surrenders were 4.8% of related reserves for the three months ended March 31, 2014, improving from 5.1% for the three months ended March 31, 2013. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-term investments, treasuries, and agency-mortgage backed securities. These liquid assets accounted for 14.4% of fixed income investments as of March 31, 2014, as compared with 13.3% at year end 2013. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

The primary liquidity risks regarding cash inflows from the investing activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

Phoenix Life has $126.7 million principal of surplus notes outstanding due December 15, 2034. Interest payments are at an annual rate of 7.15%, require the prior approval of the NYDFS, and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York insurance law.

We believe that the existing and expected sources of liquidity for our Life Companies are adequate to meet both current and anticipated needs.

Capital Management Program

The Company is authorized to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. There is no time limit placed on the duration of the program, which may be modified, extended or terminated by the Board of Directors (the “Board”) at any time. There were no shares repurchased under this authorization.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity.

The financial strength and debt ratings as of October 15, 2014 were as follows:

	Financial Strength Rating		Senior Debt Rating
Rating Agency [1]	of Phoenix Life [2]	Outlook	of Phoenix	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	B+	Negative	B-	Negative
———————

[1]
On January 14, 2014, Moody’s Investor Services withdrew all ratings of Phoenix including the Caa1 senior debt rating of Phoenix and the Ba2 financial strength rating of the Company’s life insurance subsidiaries and the B1 (hyb) debt rating of Phoenix Life’s surplus notes.

[2]
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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	March 31, 2014	December 31, 2013	percentage change
			2014 vs. 2013
ASSETS
Available-for-sale debt securities, at fair value	$12,002.1	$11,808.6	$193.5	2%
Available-for-sale equity securities, at fair value	64.1	61.8	2.3	4%
Short-term investments	571.0	361.6	209.4	58%
Limited partnerships and other investments	569.5	561.9	7.6	1%
Policy loans, at unpaid principal balances	2,353.7	2,350.3	3.4	—%
Derivative instruments	172.7	243.1	(70.4)	(29%)
Fair value investments	215.2	210.8	4.4	2%
Total investments	15,948.3	15,598.1	350.2	2%
Cash and cash equivalents	424.5	496.4	(71.9)	(14%)
Accrued investment income	176.0	170.4	5.6	3%
Reinsurance recoverable	616.0	603.3	12.7	2%
Deferred policy acquisition costs	892.4	940.6	(48.2)	(5%)
Deferred income taxes, net	47.4	70.0	(22.6)	(32%)
Other assets	278.8	299.9	(21.1)	(7%)
Discontinued operations assets	41.4	43.6	(2.2)	(5%)
Separate account assets	3,308.0	3,402.3	(94.3)	(3%)
Total assets	$21,732.8	$21,624.6	$108.2	1%

LIABILITIES
Policy liabilities and accruals	$12,425.8	$12,437.6	$(11.8)	—%
Policyholder deposit funds	3,540.0	3,429.7	110.3	3%
Dividend obligations	819.8	705.9	113.9	16%
Indebtedness	378.8	378.8	—	—%
Pension and postretirement liabilities	309.4	315.9	(6.5)	(2%)
Other liabilities	373.0	333.0	40.0	12%
Discontinued operations liabilities	36.7	37.7	(1.0)	(3%)
Separate account liabilities	3,308.0	3,402.3	(94.3)	(3%)
Total liabilities	21,191.5	21,040.9	150.6	1%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,633.1	2,633.1	—	—%
Accumulated other comprehensive loss	(195.4)	(185.2)	(10.2)	6%
Accumulated deficit	(1,725.4)	(1,692.1)	(33.3)	2%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	529.5	573.0	(43.5)	(8%)
Noncontrolling interests	11.8	10.7	1.1	10%
Total liabilities and stockholders’ equity	541.3	583.7	(42.4)	(7%)
Total The Phoenix Companies, Inc. stockholders’ equity	$21,732.8	$21,624.6	$108.2	1%

March 31, 2014 compared to December 31, 2013

Assets

The increase in available-for-sale debt securities was primarily due to an increase in the market value of these securities which resulted in an increase to unrealized gains of $168.2 million for the three months ended March 31, 2014. The increase in market value is primarily due to decreases in interest rates for the period.

The decrease in the fair value of the derivative instruments is primarily due to losses on the call options and swaptions that are used to hedge the fixed indexed annuity business. The losses on the swaptions were largely driven by the decrease in interest rates during the period, as well as the expiration of some of the swaptions for the three months ended March 31, 2014. The decrease in the fair value of the call options is primarily driven by the expiration of call options with a large gain, and is offset by a decrease in derivative liabilities, which are recorded within other liabilities.

DAC decreased overall as a result of continued amortization of previously deferred costs, as well as a $40.2 million decrease due to the shadow component from unrealized gains on investments within AOCI for the three months ended March 31, 2014. The table below presents DAC by product.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	March 31, 2014	December 31, 2013	percentage change
($ in millions)			2014 vs. 2013

Variable universal life	$124.0	$128.1	$(4.1)	(3%)
Universal life	176.6	209.7	(33.1)	(16%)
Variable annuities	76.6	84.1	(7.5)	(9%)
Fixed annuities	195.7	191.4	4.3	2%
Traditional life	319.5	327.3	(7.8)	(2%)
Total deferred policy acquisition costs	$892.4	$940.6	$(48.2)	(5%)

Deferred taxes, net decreased by $22.6 million for the three months ended March 31, 2014 primarily as a result of a decrease in unrealized losses on available-for-sale debt securities during the period.

Separate account assets and liabilities decreased primarily as the result of policyholder withdrawals, which was partially offset by insignificant increases from market performance during the period.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the three months ended March 31, 2014 primarily as a result of continued sales of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

Dividend obligations increased primarily due to an increase in unrealized gains of $82.4 million on the assets supporting the closed block which are included in the dividend obligation.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$5,502.4	$5,042.1
Deposits	170.4	173.7
Performance and interest credited	62.1	167.4
Fees	(18.3)	(16.5)
Benefits and surrenders	(191.4)	(151.3)
Balance, end of period	$5,525.2	$5,215.4

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Annuity funds on deposit increased for both the three months ended March 31, 2014 and March 31, 2013. The increases were the result of continued sales of the fixed indexed annuity products, offset by benefits and surrenders primarily in the variable annuity products. The overall increase in annuity funds on deposit was less during the three months ended March 31, 2014 than for the three months ended March 31, 2013 as a result of lower equity market performance in the current year than in the prior year period.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$1,089.3	$1,014.3
Deposits	17.6	19.2
Performance and interest credited	13.0	58.3
Fees and cost of insurance	(18.2)	(18.3)
Benefits and surrenders	(21.6)	(29.3)
Balance, end of period	$1,080.1	$1,044.2

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Variable universal life funds on deposit decreased $9.2 million for the three months ended March 31, 2014 and increased $29.9 million for the three months ended March 31, 2013. The difference is primarily attributable to smaller gains in the market for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$1,818.2	$1,837.9
Deposits	87.5	107.0
Interest credited	16.5	18.6
Fees and cost of insurance	(87.2)	(88.6)
Benefits and surrenders	(26.0)	(28.4)
Balance, end of period	$1,809.0	$1,846.5

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Universal life funds on deposit decreased $9.2 million for the three months ended March 31, 2014 compared to an increase of $8.6 million for the three months ended March 31, 2013. The decrease in the current year period was primarily due to fewer deposits for in the three months ended March 31, 2013 while fees, benefits, surrenders and interest credited remained consistent.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2014, the Company had unfunded commitments of $238.2 million under such agreements, of which $56.3 million is expected to be funded by December 31, 2014.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2014, the Company had open commitments of $71.3 million under such agreements which are expected to be fully funded by December 15, 2014.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in the 2013 Form 10-K.

Obligations Related to Pension and Post-employment Employee Benefit Plans

As of March 31, 2014, there were no material changes to our obligations related to pension and post-employment employee benefit plans as described in the 2013 Form 10-K.

We made contributions to the pension plan of $3.3 million in the first quarter of 2014. We expect to make additional contributions of $8.5 million to the pension plan by December 31, 2014.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 15 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 21 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2014, five major reinsurance companies account for approximately 65% of the reinsurance recoverable.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $735.2 million at December 31, 2013 to $780.2 million at March 31, 2014. The principal factor resulting in this increase was consolidated net income of $68.9 million, offset by $14.6 million of dividends declared during the first quarter of 2014.

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

See the“Enterprise Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2013 Form 10-K. There were no material changes in our exposure to operational or market risk at March 31, 2014 compared with December 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2013 Form 10-K. There were no material changes in our market risk exposure at March 31, 2014 compared with December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at March 31, 2014. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the Company’s consolidated interim unaudited financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Previously Identified Material Weaknesses

As previously disclosed in the 2013 Form 10-K, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2013 Form 10-K.

Remediation Status

As more fully discussed in the 2013 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2013 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of March 31, 2014, see “Legal Proceedings” in Part I, Item 3 of the 2013 Form 10-K which was filed on August 6, 2014.

See “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. As of March 31, 2014, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Item 6.    EXHIBITS

Exhibit

4.1	Third Supplemental Indenture dated as of February 21, 2014, (incorporated by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 21, 2014)

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: October 17, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)