Form 10-Q
period 2014-09-30
PHOENIX COMPANIES INC/DE
filed 2014-11-21
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

On November 17, 2014 the registrant had 5.7 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Unaudited Balance Sheets
($ in millions, except share data)
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $12,062.4 and $11,418.0)	$12,706.6	$11,808.6
Available-for-sale equity securities, at fair value (cost of $42.4 and $40.4)	75.4	61.8
Short-term investments	90.4	361.6
Limited partnerships and other investments	559.9	561.9
Policy loans, at unpaid principal balances	2,324.1	2,350.3
Derivative instruments	149.9	243.1
Fair value investments	206.5	210.8
Total investments	16,112.8	15,598.1
Cash and cash equivalents	443.2	496.4
Accrued investment income	214.2	170.4
Reinsurance recoverable	575.6	603.3
Deferred policy acquisition costs	874.6	940.6
Deferred income taxes, net	31.8	70.0
Other assets	300.7	299.9
Discontinued operations assets	38.8	43.6
Separate account assets	3,089.1	3,402.3
Total assets	$21,680.8	$21,624.6

LIABILITIES:
Policy liabilities and accruals	$12,384.2	$12,437.6
Policyholder deposit funds	3,819.5	3,429.7
Dividend obligations	876.1	705.9
Indebtedness	378.9	378.8
Pension and postretirement liabilities	295.5	315.9
Other liabilities	282.6	333.0
Discontinued operations liabilities	34.0	37.7
Separate account liabilities	3,089.1	3,402.3
Total liabilities	21,159.9	21,040.9

CONTINGENCIES AND COMMITMENTS (Notes 20 & 21)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million and 5.7 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.7	2,633.1
Accumulated other comprehensive income (loss)	(182.9)	(185.2)
Accumulated deficit	(1,757.9)	(1,692.1)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	509.1	573.0
Noncontrolling interests	11.8	10.7
Total stockholders’ equity	520.9	583.7
Total liabilities and stockholders’ equity	$21,680.8	$21,624.6

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income
($ in millions, except per share data)
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Premiums	$78.1	$84.5	$240.9	$254.6
Fee income	135.2	140.4	404.2	409.3
Net investment income	204.9	199.3	613.7	584.4
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(3.7)	(1.7)	(4.7)	(2.6)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.2)	(0.4)	(0.4)	(4.6)
Net OTTI losses recognized in earnings	(3.9)	(2.1)	(5.1)	(7.2)
Net realized investment gains (losses), excluding OTTI losses	1.8	10.1	(18.6)	6.5
Net realized investment gains (losses)	(2.1)	8.0	(23.7)	(0.7)
Total revenues	416.1	432.2	1,235.1	1,247.6

BENEFITS AND EXPENSES:
Policy benefits	265.4	261.1	799.9	852.7
Policyholder dividends	56.7	66.2	172.9	121.9
Policy acquisition cost amortization	24.9	33.1	64.7	110.6
Interest expense on indebtedness	7.0	7.1	21.2	21.9
Other operating expenses	78.8	77.7	262.2	250.3
Total benefits and expenses	432.8	445.2	1,320.9	1,357.4
Income (loss) from continuing operations before income taxes	(16.7)	(13.0)	(85.8)	(109.8)
Income tax expense (benefit)	1.3	9.2	(22.7)	12.1
Income (loss) from continuing operations	(18.0)	(22.2)	(63.1)	(121.9)
Income (loss) from discontinued operations, net of income taxes	(0.3)	0.3	(1.8)	(1.7)
Net income (loss)	(18.3)	(21.9)	(64.9)	(123.6)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.9	(0.3)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.2)	$(21.8)	$(65.8)	$(123.3)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income
($ in millions, except per share data)
Nine Months Ended September 30, 2014 and 2013

(Continued from previous page)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.2)	$(21.8)	$(65.8)	$(123.3)
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.9	(0.3)
Net income (loss)	(18.3)	(21.9)	(64.9)	(123.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(13.7)	12.6	56.0	(35.3)
Net pension liability adjustment	1.7	2.6	5.1	9.0
Other comprehensive income (loss) before income taxes	(12.0)	15.2	61.1	(26.3)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(6.3)	(0.2)	58.8	(16.7)
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(6.3)	(0.2)	58.8	(16.7)
Other comprehensive income (loss), net of income taxes	(5.7)	15.4	2.3	(9.6)
Comprehensive income (loss)	(24.0)	(6.5)	(62.6)	(133.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.9	(0.3)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(23.9)	$(6.4)	$(63.5)	$(132.9)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(3.13)	$(3.87)	$(10.98)	$(21.23)
Income (loss) from continuing operations – diluted	$(3.13)	$(3.87)	$(10.98)	$(21.23)
Income (loss) from discontinued operations – basic	$(0.05)	$0.05	$(0.31)	$(0.30)
Income (loss) from discontinued operations – diluted	$(0.05)	$0.05	$(0.31)	$(0.30)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(3.17)	$(3.80)	$(11.45)	$(21.47)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(3.17)	$(3.80)	$(11.45)	$(21.47)
Basic weighted-average common shares outstanding (in thousands)	5,750	5,742	5,747	5,742
Diluted weighted-average common shares outstanding (in thousands)	5,750	5,742	5,747	5,742

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(65.8)	$(123.3)
Net realized investment gains / losses	23.7	(3.8)
Policy acquisition costs deferred	(52.3)	(42.8)
Policy acquisition cost amortization	64.7	110.6
Amortization and depreciation	4.5	6.3
Interest credited	113.4	99.8
Equity in earnings of limited partnerships and other investments	(48.1)	(35.4)
Change in:
Accrued investment income	(134.0)	(102.8)
Deferred income taxes, net	(20.6)	—
Reinsurance recoverable	28.7	(6.7)
Policy liabilities and accruals	(365.1)	(299.3)
Dividend obligations	47.5	(9.4)
Pension and postretirement liabilities	(15.3)	(13.1)
Impact of operating activities of consolidated investment entities, net	(8.6)	(3.6)
Other operating activities, net	4.2	45.8
Cash provided by (used for) operating activities	(423.1)	(377.7)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,798.4)	(1,673.6)
Available-for-sale equity securities	(7.9)	(4.5)
Short-term investments	(1,584.6)	(1,089.1)
Derivative instruments	(51.3)	(72.4)
Fair value and other investments	(0.7)	(26.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,194.5	1,524.1
Available-for-sale equity securities	10.1	3.8
Short-term investments	1,856.1	1,334.5
Derivative instruments	73.5	34.0
Fair value and other investments	16.7	18.2
Contributions to limited partnerships and limited liability corporations	(58.0)	(51.8)
Distributions from limited partnerships and limited liability corporations	104.5	78.9
Policy loans, net	91.0	86.8
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	(7.7)	(6.9)
Cash provided by (used for) investing activities	(162.2)	155.3

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2014 and 2013

(Continued from previous page)	September 30,
	2014	2013
FINANCING ACTIVITIES:
Policyholder deposits	1,080.9	1,025.1
Policyholder withdrawals	(878.3)	(857.4)
Net transfers to/from separate accounts	330.6	299.3
Impact of financing activities of consolidated investment entities, net	0.1	2.3
Other financing activities, net	—	—
Cash provided by (used for) financing activities	533.3	469.3
Change in cash and cash equivalents	(52.0)	246.9
Change in cash included in discontinued operations assets	(1.2)	(0.5)
Cash and cash equivalents, beginning of period	496.4	246.4
Cash and cash equivalents, end of period	$443.2	$492.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$—	$8.5
Interest expense on indebtedness paid	$18.6	$18.6

Non-Cash Transactions During the Year
Investment exchanges	$62.4	$85.7

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity
($ in millions)
Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.4)	—
Balance, end of period	$2,632.7	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$(249.3)
Other comprehensive income (loss)	2.3	(9.6)
Balance, end of period	$(182.9)	$(258.9)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$(1,697.2)
Net income (loss)	(65.8)	(123.3)
Balance, end of period	$(1,757.9)	$(1,820.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO
THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$503.8
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(63.9)	(132.9)
Balance, end of period	$509.1	$370.9

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$6.7
Change in noncontrolling interests	1.1	1.9
Balance, end of period	$11.8	$8.6

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$510.5
Change in stockholders’ equity	(62.8)	(131.0)
Balance, end of period	$520.9	$379.5

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Notes to Consolidated Interim Unaudited Financial Statements
Nine Months Ended September 30, 2014 and 2013

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

2.    Basis of Presentation and Significant Accounting Policies

We have prepared these consolidated interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated interim unaudited financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidating these consolidated interim unaudited financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of full year results. For the three months ended September 30, 2014, there were no out-of-period adjustments. For the nine months ended September 30, 2014, there were $2.7 million of out-of-period adjustments. Such amounts are not material to any period presented. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $575.6 million and $603.3 million as of September 30, 2014 and December 31, 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Direct premiums	$111.1	$120.1	$346.1	$367.8
Premiums assumed	2.3	2.7	4.7	6.7
Premiums ceded [1]	(35.3)	(38.3)	(109.9)	(119.9)
Premiums	$78.1	$84.5	$240.9	$254.6
Percentage of amount assumed to net premiums	2.9%	3.2%	2.0%	2.6%

Direct policy benefits incurred	$196.3	$205.6	$572.6	$603.0
Policy benefits assumed	4.0	3.6	42.3	22.4
Policy benefits ceded	(54.0)	(77.6)	(187.5)	(192.8)
Premiums paid [2]	28.2	26.4	66.5	53.8
Policy benefits [3]	$174.5	$158.0	$493.9	$486.4
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $90.9 million and $103.1 million, net of reinsurance, for the three months ended September 30, 2014 and 2013, respectively, and $306.0 million and $366.3 million, net of reinsurance, for the nine months ended September 30, 2014 and 2013, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2014, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at September 30, 2014 and December 31, 2013, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

4. Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities as of:	September 30, 2014	December 31, 2013
($ in millions)			Inception

Available-for-sale debt securities	$5,982.9	$5,804.6	$4,773.1
Available-for-sale equity securities	34.8	25.8	—
Short-term investments	—	106.9	—
Limited partnerships and other investments	353.3	345.3	399.0
Policy loans	1,173.7	1,201.6	1,380.0
Fair value investments	45.4	40.3	—
Total closed block investments	7,590.1	7,524.5	6,552.1
Cash and cash equivalents	65.5	78.2	—
Accrued investment income	83.5	81.7	106.8
Reinsurance recoverable	26.7	26.8	—
Deferred income taxes	272.8	284.9	389.4
Other closed block assets	74.3	58.2	41.4
Total closed block assets	8,112.9	8,054.3	7,089.7
Policy liabilities and accruals	8,109.5	8,257.2	8,301.7
Policyholder dividends payable	207.2	207.8	325.1
Policy dividend obligation	668.7	497.9	—
Other closed block liabilities	83.1	65.5	12.3
Total closed block liabilities	9,068.5	9,028.4	8,639.1
Excess of closed block liabilities over closed block assets [1]	955.6	974.1	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(7.9)	(7.4)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$963.5	$981.5
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in	Three Months Ended		Nine Months Ended
Policyholder Dividend Obligations:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Closed block revenues
Premiums	$71.1	$76.2	$219.7	$230.4
Net investment income	102.9	104.0	306.8	304.1
Net realized investment gains (losses)	0.6	8.0	10.9	9.7
Total revenues	174.6	188.2	537.4	544.2
Policy benefits	107.1	111.1	334.3	389.7
Other operating expenses	1.4	1.4	2.1	4.0
Total benefits and expenses	108.5	112.5	336.4	393.7
Closed block contribution to income before dividends and income taxes	66.1	75.7	201.0	150.5
Policyholder dividends	(56.7)	(66.2)	(172.8)	(121.8)
Closed block contribution to income before income taxes	9.4	9.5	28.2	28.7
Applicable income tax expense	3.3	3.3	9.9	10.0
Closed block contribution to income	6.1	6.2	18.3	18.7
Less: Closed block contribution to income attributable to noncontrolling interests	—	(0.1)	0.4	(0.3)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.1	$6.3	$17.9	$19.0

4. Demutualization and Closed Block (continued)

Closed Block Policyholder Dividend Obligation as of:	September 30, 2014	December 31, 2013
($ in millions)
Policyholder dividend obligation
Policyholder dividends provided through earnings	$172.8	$189.4
Policyholder dividends provided through OCI	122.7	(308.7)
Additions to (reductions of) policyholder dividend liabilities	295.5	(119.3)
Policyholder dividends paid	(125.3)	(178.6)
Increase (decrease) in policyholder dividend liabilities	170.2	(297.9)
Policyholder dividend liabilities, beginning of period	705.7	1,003.6
Policyholder dividend liabilities, end of period	875.9	705.7
Policyholder dividends payable, end of period	(207.2)	(207.8)
Policyholder dividend obligation, end of period	$668.7	$497.9

The policyholder dividend obligation includes approximately $247.6 million and $200.0 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of September 30, 2014 and December 31, 2013, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of September 30, 2014 and December 31, 2013, the policyholder dividend obligation also includes $421.1 million and $297.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended September 30, 2014 and 2013 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$869.0	$914.6	$940.6	$902.2
Policy acquisition costs deferred	20.6	13.9	52.3	42.8
Costs amortized to expenses:
Recurring costs	(25.0)	(32.4)	(74.4)	(107.9)
Assumption unlocking	—	—	—	—
Realized investment gains (losses)	0.1	(0.7)	9.7	(2.7)
Offsets to net unrealized investment gains or losses included in AOCI	9.9	5.0	(53.6)	66.0
Balance, end of period	$874.6	$900.4	$874.6	$900.4

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended September 30, 2014 and 2013 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$75.0	$73.1	$76.1	$61.4
Sales inducements deferred	5.2	2.7	12.8	8.2
Amortization charged to income	(2.2)	(1.9)	(4.8)	(5.4)
Offsets to net unrealized investment gains or losses included in AOCI	1.2	0.2	(4.9)	9.9
Balance, end of period	$79.2	$74.1	$79.2	$74.1

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at September 30, 2014 and December 31, 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2014
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$372.7	$47.0	$(0.3)	$419.4	$—
State and political subdivision	467.8	32.9	(4.4)	496.3	(1.1)
Foreign government	200.6	23.1	(0.3)	223.4	—
Corporate	7,958.8	507.9	(62.2)	8,404.5	(8.4)
Commercial mortgage-backed (“CMBS”)	610.6	45.5	(0.5)	655.6	(2.9)
Residential mortgage-backed (“RMBS”)	1,966.0	64.5	(18.5)	2,012.0	(25.5)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	224.4	4.2	(3.0)	225.6	(13.9)
Other asset-backed (“ABS”)	261.5	13.3	(5.0)	269.8	(1.8)
Available-for-sale debt securities	$12,062.4	$738.4	$(94.2)	$12,706.6	$(53.6)

Amounts applicable to the closed block	$5,577.5	$435.1	$(29.7)	$5,982.9	$(15.2)

Available-for-sale equity securities	$42.4	$33.3	$(0.3)	$75.4	$—

Amounts applicable to the closed block	$19.1	$15.9	$(0.2)	$34.8	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	September 30, 2014
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$530.9	$545.2
Due after one year through five years	2,118.9	2,269.6
Due after five years through ten years	3,453.5	3,587.8
Due after ten years	2,896.6	3,141.0
CMBS/RMBS/ABS/CDO/CLO [1]	3,062.5	3,163.0
Total	$12,062.4	$12,706.6
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of September 30, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

7. Investing Activities (continued)

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Nine Months Ended September 30,
	2014	2013
Debt securities, available-for-sale
Proceeds from sales	$365.3	$328.1
Proceeds from maturities/repayments	904.4	1,182.0
Gross investment gains from sales, prepayments and maturities	29.3	31.6
Gross investment losses from sales and maturities	(13.1)	(3.5)

Equity securities, available-for-sale
Proceeds from sales	$10.3	$3.7
Gross investment gains from sales	5.2	1.3
Gross investment losses from sales	—	(1.2)

Aging of Temporarily Impaired Securities:	September 30, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$7.0	$—	$24.8	$(0.3)	$31.8	$(0.3)
State and political subdivision	11.3	(0.7)	60.4	(3.7)	71.7	(4.4)
Foreign government	11.7	(0.3)	—	—	11.7	(0.3)
Corporate	841.8	(20.4)	864.0	(41.8)	1,705.8	(62.2)
CMBS	8.9	(0.1)	10.7	(0.4)	19.6	(0.5)
RMBS	113.4	(0.5)	268.9	(18.0)	382.3	(18.5)
CDO/CLO	57.7	(0.6)	96.6	(2.4)	154.3	(3.0)
Other ABS	14.1	(0.1)	16.3	(4.9)	30.4	(5.0)
Debt securities	1,065.9	(22.7)	1,341.7	(71.5)	2,407.6	(94.2)
Equity securities	9.5	(0.3)	—	—	9.5	(0.3)
Total temporarily impaired securities	$1,075.4	$(23.0)	$1,341.7	$(71.5)	$2,417.1	$(94.5)
Amounts inside the closed block	$343.0	$(6.3)	$510.1	$(23.6)	$853.1	$(29.9)
Amounts outside the closed block	$732.4	$(16.7)	$831.6	$(47.9)	$1,564.0	$(64.6)
Amounts outside the closed block that are below investment grade	$68.8	$(1.9)	$60.5	$(5.6)	$129.3	$(7.5)
Number of securities		197		269		466

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2013
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$48.0	$(2.1)	$3.0	$(0.5)	$51.0	$(2.6)
State and political subdivision	120.1	(7.6)	10.7	(2.6)	130.8	(10.2)
Foreign government	41.0	(0.7)	—	—	41.0	(0.7)
Corporate	1,769.4	(91.8)	314.9	(48.3)	2,084.3	(140.1)
CMBS	93.7	(2.7)	6.5	(0.2)	100.2	(2.9)
RMBS	773.5	(24.4)	144.4	(13.0)	917.9	(37.4)
CDO/CLO	64.1	(0.6)	97.1	(4.5)	161.2	(5.1)
Other ABS	22.3	(0.1)	29.5	(7.4)	51.8	(7.5)
Debt securities	2,932.1	(130.0)	606.1	(76.5)	3,538.2	(206.5)
Equity securities	4.0	—	3.7	(0.9)	7.7	(0.9)
Total temporarily impaired securities	$2,936.1	$(130.0)	$609.8	$(77.4)	$3,545.9	$(207.4)
Amounts inside the closed block	$1,176.1	$(48.9)	$224.6	$(27.4)	$1,400.7	$(76.3)
Amounts outside the closed block	$1,760.0	$(81.1)	$385.2	$(50.0)	$2,145.2	$(131.1)
Amounts outside the closed block that are below investment grade	$75.3	$(3.5)	$52.9	$(7.8)	$128.2	$(11.3)
Number of securities		476		154		630

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $1.9 million and $0, respectively, at September 30, 2014, of which $1.9 million and $0 were depressed by more than 20% of amortized cost for more than 12 months.

As of September 30, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 259 debt securities and 10 equity securities. These debt securities primarily relate to corporate securities and RMBS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security by security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance in the third quarter of 2014 which did not indicate that the additional losses were other-than-temporary.

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

7. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities for the three and nine months ended September 30, 2014 of $3.9 million and $5.1 million, respectively, were concentrated in corporate debt securities. These impairments were driven by deterioration in the performance of the underlying business.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended		Nine Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Balance, beginning of period	$(63.1)	$(72.5)	$(72.0)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	—	(0.7)	—	(0.7)
Add: Credit losses on securities previously impaired [1]	—	(0.2)	—	(3.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	9.0	2.9	17.9	6.4
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(54.1)	$(70.5)	$(54.1)	$(70.5)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

7. Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	September 30, 2014	December 31, 2013
($ in millions)
Limited partnerships
Private equity funds	$247.2	$243.4
Mezzanine funds	172.1	180.4
Infrastructure funds	38.6	38.1
Hedge funds	11.0	13.0
Mortgage and real estate funds	3.7	3.3
Leverage leases	11.8	16.8
Direct equity investments	50.7	42.5
Life settlements	22.3	21.6
Other alternative assets	2.5	2.8
Limited partnerships and other investments	$559.9	$561.9

Amounts applicable to the closed block	$353.3	$345.3

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

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Debt securities [1]	$146.5	$144.0	$440.2	$430.8
Equity securities	0.3	0.3	1.6	—
Limited partnerships and other investments	21.0	14.1	60.4	37.9
Policy loans	42.3	39.0	124.8	119.5
Fair value investments	(0.5)	5.2	0.2	7.2
Total investment income	209.6	202.6	627.2	595.4
Less: Discontinued operations	0.2	0.3	0.8	0.9
Less: Investment expenses	4.5	3.0	12.7	10.1
Net investment income	$204.9	$199.3	$613.7	$584.4

Amounts applicable to the closed block	$102.9	$104.0	$306.8	$304.1
———————

[1]	Includes net investment income on short-term investments.

7. Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Total other-than-temporary debt impairments	$(3.2)	$(1.7)	$(3.7)	$(2.6)
Portion of gains (losses) recognized in OCI	(0.2)	(0.4)	(0.4)	(4.6)
Net debt impairments recognized in earnings	$(3.4)	$(2.1)	$(4.1)	$(7.2)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(3.4)	(0.7)	(4.1)	(0.7)
CMBS	—	(0.1)	—	(2.0)
RMBS	—	(1.4)	—	(4.3)
CDO/CLO	—	0.1	—	(0.2)
Other ABS	—	—	—	—
Net debt security impairments	(3.4)	(2.1)	(4.1)	(7.2)
Equity security impairments	(0.5)	—	(1.0)	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(3.9)	(2.1)	(5.1)	(7.2)
Debt security transaction gains	12.3	19.7	31.0	31.7
Debt security transaction losses	(10.7)	(0.8)	(14.5)	(3.5)
Equity security transaction gains	3.3	0.3	5.2	1.3
Equity security transaction losses	—	—	—	(1.2)
Limited partnerships and other investment transaction gains	—	0.7	—	0.7
Limited partnerships and other investment transaction losses	—	(4.6)	—	(4.6)
Net transaction gains (losses)	4.9	15.3	21.7	24.4
Derivative instruments	3.0	(15.2)	(23.0)	(34.9)
Embedded derivatives [1]	(5.8)	8.9	(17.9)	14.6
Assets valued at fair value	(0.3)	1.1	0.6	2.4
Net realized investment gains (losses), excluding impairment losses	1.8	10.1	(18.6)	6.5
Net realized investment gains (losses), including impairment losses	$(2.1)	$8.0	$(23.7)	$(0.7)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated interim unaudited financial statements for additional disclosures.

7. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Debt securities	$(76.5)	$(36.0)	$253.6	$(447.6)
Equity securities	4.5	4.8	11.6	11.0
Other investments	(0.4)	0.8	(0.2)	0.3
Net unrealized investment gains (losses)	$(72.4)	$(30.4)	$265.0	$(436.3)

Net unrealized investment gains (losses)	$(72.4)	$(30.4)	$265.0	$(436.3)
Applicable to closed block policyholder dividend obligation	(36.2)	(22.2)	122.7	(247.9)
Applicable to DAC	(9.9)	(5.0)	53.6	(66.0)
Applicable to other actuarial offsets	(12.6)	(15.8)	32.7	(87.1)
Applicable to deferred income tax expense (benefit)	(6.3)	(0.2)	58.8	(16.7)
Offsets to net unrealized investment gains (losses)	(65.0)	(43.2)	267.8	(417.7)
Net unrealized investment gains (losses) included in OCI	$(7.4)	$12.8	$(2.8)	$(18.6)

Consolidated variable interest entities

The Company regularly invests in private equity type fund structures which are variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have the power to direct the most significant activities of the entity and an economic interest in the entity. When we hold both the power to direct the most significant activities of the entity and an economic interest in the entity, we are considered to be the primary beneficiary of the entity and consolidate the VIE. The consolidated entities are all investment company-like structures which follow specialized investment company accounting and record underlying investments at fair value. The nature of the consolidated VIEs’ operations and purpose are private equity limited partnerships, single asset limited liability companies (“LLCs”) and a fund of fund investment structure and have investments in homogeneous types of assets. We consolidate these VIEs using the most recent financial information received from the partnerships. Recognition of operating results is generally on a three-month delay due to the timing of the related financial statements.

7. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at September 30, 2014 and December 31, 2013.

Carrying Value of Assets and Liabilities for	September 30, 2014			December 31, 2013
Consolidated Variable Interest Entities:			Maximum			Maximum
($ in millions)			Exposure			Exposure
	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Debt securities, at fair value [2]	$4.8	$—	$4.4	$3.6	$—	$3.2
Equity securities, at fair value [2]	34.2	—	29.2	29.4	—	24.7
Cash and cash equivalents	9.8	—	9.6	10.8	—	10.6
Investment in partnership interests	—	—	—	0.1	—	0.1
Investment in single asset LLCs	23.4	—	17.7	19.9	—	15.1
Other assets	0.6	—	0.5	0.6	—	0.5
Total assets of consolidated VIEs	$72.8	$—	$61.4	$64.4	$—	$54.2
Total liabilities of consolidated VIEs	$—	$0.7	$0.5	$—	$0.8	$0.6
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at September 30, 2014 and December 31, 2013 excludes unfunded commitments of $12.1 million and $0, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $153.1 million and $172.6 million as of September 30, 2014 and December 31, 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities	September 30, 2014			December 31, 2013
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss [1]	Assets	Liabilities	to Loss [1]

Limited partnerships	$105.3	$—	$173.3	$116.7	$—	$171.6
LLCs	47.8	—	47.8	55.9	—	55.9
Total	$153.1	$—	$221.1	$172.6	$—	$227.5
———————

[1]
Creditors or beneficial interest holders of the VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs.

7. Investing Activities (continued)

In addition, the Company makes passive investments in structured securities issued by VIEs, for which the Company is not the manager, which are included in CMBS, RMBS, CDO/CLO and other ABS securities within available-for-sale debt securities, and in fair value investments, in the consolidated balance sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the size of our investment relative to the structured securities issued by the VIE, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits, and the Company’s lack of power over the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $934.3 million and $864.0 million at September 30, 2014 and December 31, 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2014, we were exposed to the credit concentration risk of one issuer, Bank of America Corp, representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of September 30, 2014, we held derivative assets, net of liabilities, with a fair value of $79.9 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these issuers with a fair value of $284.5 million as of September 30, 2014. Our maximum amount of loss due to credit risk with these issuers was $364.4 million as of September 30, 2014. See Note 11 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

8.    Financing Activities

Debt is carried net of original issue discount as follows:

Indebtedness at Carrying Value:	September 30, 2014	December 31, 2013
($ in millions)

7.15% surplus notes, due December 2034	$126.2	$126.1
7.45% senior unsecured bonds, matures January 2032	252.7	252.7
Total indebtedness	$378.9	$378.8

Our 7.15% surplus notes are an obligation of Phoenix Life. The carrying value of our 7.15% surplus notes is net of $0.5 million of unamortized original issue discount. Interest payments require the prior approval of the New York State Department of Financial Services (“NYDFS”) and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

8. Financing Activities (continued)

We may redeem any or all of the 7.45% senior unsecured bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of September 30, 2014. No repurchases were made during 2014 or 2013. In March 2013, we extinguished $31.4 million par value of these bonds.

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

Future minimum annual principal payments on indebtedness as of September 30, 2014 are $252.7 million in 2032 and $126.7 million in 2034.

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

7.15% surplus notes	$2.2	$2.3	$6.8	$6.9
7.45% senior unsecured bonds	4.8	4.8	14.4	15.0
Interest expense on indebtedness	$7.0	$7.1	$21.2	$21.9

9.    Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock.

Through September 30, 2014, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of September 30, 2014, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of September 30, 2014, we also had 0.4 million shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares).

9. Common Stock and Stock Repurchase Program (continued)

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

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.1% of our outstanding common stock. In the nine months ended September 30, 2014 and 2013, we incurred $2.0 million and $1.9 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

10.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three and nine months ended September 30, 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.4 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	September 30, 2014	December 31, 2013
($ in millions)
Debt securities	$398.9	$433.0
Equity funds	1,683.7	1,920.4
Other	54.9	64.3
Total	$2,137.5	$2,417.7

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

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
($ in millions)	Annuity	Annuity	Annuity	Annuity
	GMDB	GMIB	GMDB	GMIB

Balance, beginning of period	$18.6	$5.7	$22.7	$9.8
Incurred	1.6	0.5	(1.1)	(3.5)
Paid	(1.7)	—	(3.1)	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$18.5	$6.2	$18.5	$6.2

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
($ in millions)	Annuity	Annuity	Annuity	Annuity
	GMDB	GMIB	GMDB	GMIB

Balance, beginning of period	$14.9	$21.6	$15.9	$21.7
Incurred	0.6	(2.4)	1.9	(2.4)
Paid	(1.0)	—	(3.3)	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$14.5	$19.2	$14.5	$19.2

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

GMDB and GMIB Benefits by Type:	September 30, 2014
($ in millions)		NAR	NAR	Average
	Account	before	after	Attained Age
	Value	Reinsurance	Reinsurance	of Annuitant

GMDB return of premium	$682.8	$1.7	$1.7	63
GMDB step up	1,776.1	118.5	15.8	64
GMDB earnings enhancement benefit (“EEB”)	30.9	—	—	64
GMDB greater of annual step up and roll up	24.8	5.0	5.0	69
Total GMDB at September 30, 2014	2,514.6	$125.2	$22.5
Less: General account value with GMDB	384.5
Subtotal separate account liabilities with GMDB	2,130.1
Separate account liabilities without GMDB	959.0
Total separate account liabilities	$3,089.1
GMIB [1] at September 30, 2014	$335.9			65

GMDB and GMIB Benefits by Type:	December 31, 2013
($ in millions)		NAR	NAR	Average
	Account	before	after	Attained Age
	Value	Reinsurance	Reinsurance	of Annuitant

GMDB return of premium	$770.3	$2.1	$2.1	63
GMDB step up	1,974.7	117.9	9.9	64
GMDB earnings enhancement benefit (“EEB”)	36.0	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,807.7	$124.9	$16.9
Less: General account value with GMDB	403.3
Subtotal separate account liabilities with GMDB	2,404.4
Separate account liabilities without GMDB	997.9
Total separate account liabilities	$3,402.3
GMIB [1] at December 31, 2013	$398.6			64
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

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$141.2	$89.4	$90.0	$103.6
Incurred	10.5	12.1	26.8	44.9
Paid	(0.1)	—	(0.3)	(0.2)
Change due to net unrealized gains or losses included in AOCI	(6.1)	(0.9)	29.0	(47.7)
Assumption unlocking	—	—	—	—
Balance, end of period	$145.5	$100.6	$145.5	$100.6

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

Changes in Universal Life Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$192.9	$155.5	$179.8	$137.7
Incurred	9.3	10.1	23.8	35.0
Paid	(2.1)	(6.5)	(5.3)	(11.8)
Change due to net unrealized gains or losses included in AOCI	(0.2)	(0.1)	1.6	(1.9)
Assumption unlocking	—	—	—	—
Balance, end of period	$199.9	$159.0	$199.9	$159.0

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

Changes in Universal Life Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$308.2	$339.6	$257.0	$308.4
Expenses	18.5	15.2	62.5	54.6
Change due to net unrealized gains or losses included in AOCI	(4.6)	(13.2)	2.6	(21.4)
Assumption unlocking	—	—	—	—
Balance, end of period	$322.1	$341.6	$322.1	$341.6

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

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	September 30, 2014
($ in millions)		Average
		Attained
	Account	Age of
	Value	Annuitant

GMWB	$517.2	65
GMAB	328.3	59
COMBO	7.1	64
Balance, end of period	$852.6

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2013
($ in millions)		Average
		Attained
	Account	Age of
	Value	Annuitant

GMWB	$581.5	64
GMAB	382.2	59
COMBO	7.2	63
Balance, end of period	$970.9

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

Variable Annuity Embedded Derivative Liabilities:	September 30, 2014	December 31, 2013
($ in millions)

GMWB	$1.4	$(5.1)
GMAB	0.5	1.4
COMBO	(0.3)	(0.4)
Total variable annuity embedded derivative liabilities	$1.6	$(4.1)

There were no benefit payments made for the GMWB and GMAB in the nine months ended September 30, 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $115.0 million and $78.9 million as of September 30, 2014 and December 31, 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2014 are $(5.8) million and $(17.9) million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2013 are $8.9 million and $14.6 million, respectively.

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

11. Derivative Instruments (continued)

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2014 and December 31, 2013, $12.7 million and $8.6 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	September 30, 2014
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$40.0	$7.6	$2.9
Variance swaps	2015 - 2017	0.9	—	8.7
Swaptions	2024 - 2025	3,277.0	3.4	—
Put options	2015 - 2022	692.5	32.1	—
Call options [2]	2014 - 2019	1,932.0	104.6	58.4
Cross currency swaps	2016	10.0	0.1	—
Equity futures	2014	0.5	2.1	—
Total derivative instruments		$5,952.9	$149.9	$70.0
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.7 million.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	December 31, 2013
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2024 - 2029	3,902.0	30.7	—
Put options	2015 - 2022	406.0	31.1	—
Call options [2]	2014 - 2018	1,701.6	163.1	96.1
Cross currency swaps	2016	10.0	—	0.7
Equity futures	2014	160.6	14.3	—
Total derivative instruments		$6,320.1	$243.1	$111.5
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.9 million.

11. Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Nine Months Ended
Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Interest rate swaps	$1.2	$(2.9)	$5.9	$(8.9)
Variance swaps	0.2	(1.2)	(0.8)	(3.0)
Swaptions	(2.0)	(4.7)	(27.6)	8.9
Put options	5.1	(8.8)	(3.6)	(30.2)
Call options	2.2	10.6	16.3	30.5
Cross currency swaps	0.8	(0.5)	0.8	(0.4)
Equity futures	(4.5)	(7.7)	(14.0)	(31.8)
Embedded derivatives	(5.8)	8.9	(17.9)	14.6
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(2.8)	$(6.3)	$(40.9)	$(20.3)

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

Offsetting of	September 30, 2014
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$149.9	$—	$149.9	$(67.2)	$—	$82.7
Total derivative liabilities	$(70.0)	$—	$(70.0)	$67.2	$2.8	$—

Offsetting of	December 31, 2013
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$243.1	$—	$243.1	$(110.2)	$—	$132.9
Total derivative liabilities	$(111.5)	$—	$(111.5)	$110.2	$1.3	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $9.9 million and $7.3 million as of September 30, 2014 and December 31, 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

11. Derivative Instruments (continued)

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

12. Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

Fair Values of Financial Instruments by Level:	September 30, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$81.1	$338.3	$419.4
State and political subdivision	—	176.4	319.9	496.3
Foreign government	—	207.1	16.3	223.4
Corporate	—	4,326.9	4,077.6	8,404.5
CMBS	—	632.0	23.6	655.6
RMBS	—	1,524.6	487.4	2,012.0
CDO/CLO	—	—	225.6	225.6
Other ABS	—	55.1	214.7	269.8
Total available-for-sale debt securities	—	7,003.2	5,703.4	12,706.6
Available-for-sale equity securities	—	—	75.4	75.4
Short-term investments	90.4	—	—	90.4
Derivative assets	2.1	147.8	—	149.9
Fair value investments [2]	31.6	12.9	162.0	206.5
Separate account assets	3,089.1	—	—	3,089.1
Total assets	$3,213.2	$7,163.9	$5,940.8	$16,317.9
Liabilities
Derivative liabilities	$—	$70.0	$—	$70.0
Embedded derivatives	—	—	116.6	116.6
Total liabilities	$—	$70.0	$116.6	$186.6
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at September 30, 2014 include $112.5 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $22.8 million as of September 30, 2014. Changes in the fair value of these assets are recorded through net investment income. Additionally, $71.2 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.8 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2014.

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

Available-for-sale debt securities as of September 30, 2014 and December 31, 2013, respectively are reported net of $22.7 million and $27.1 million of Level 2 investments included in discontinued assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	September 30, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$638.1	$1,213.8	$1,851.9
Energy	—	619.1	323.5	942.6
Financial services	—	1,750.7	987.3	2,738.0
Capital goods	—	428.3	341.2	769.5
Transportation	—	112.2	280.7	392.9
Utilities	—	354.6	587.0	941.6
Other	—	423.9	344.1	768.0
Total corporates	$—	$4,326.9	$4,077.6	$8,404.5

12. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$896.0	$1,496.5	$2,392.5
Energy	—	492.2	335.2	827.4
Financial services	—	1,497.0	971.8	2,468.8
Capital goods	—	187.6	192.7	380.3
Transportation	—	93.6	230.9	324.5
Utilities	—	316.0	560.0	876.0
Other	—	179.7	181.3	361.0
Total corporates	$—	$3,662.1	$3,968.4	$7,630.5

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

Level 3 Financial Assets:	Three Months Ended September 30, 2014
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$373.4	$11.7	$(9.0)	$—	$—	$—	$(37.8)	$338.3
State and political subdivision	285.4	44.4	(11.4)	—	—	—	1.5	319.9
Foreign government	16.5	—	—	—	—	—	(0.2)	16.3
Corporate	3,947.1	230.1	(59.2)	63.7	(12.3)	(4.2)	(87.6)	4,077.6
CMBS	31.6	—	(0.4)	—	—	0.1	(7.7)	23.6
RMBS	509.6	0.4	(21.0)	—	—	0.6	(2.2)	487.4
CDO/CLO	239.1	—	(6.8)	—	—	0.1	(6.8)	225.6
Other ABS	223.2	—	(4.1)	—	(2.7)	(0.5)	(1.2)	214.7
Total available-for-sale debt securities	5,625.9	286.6	(111.9)	63.7	(15.0)	(3.9)	(142.0)	5,703.4
Available-for-sale equity securities	67.5	4.2	(0.1)	0.4	—	(1.0)	4.4	75.4
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	162.4	—	(2.9)	—	—	2.5	—	162.0
Total assets	$5,855.8	$290.8	$(114.9)	$64.1	$(15.0)	$(2.4)	$(137.6)	$5,940.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.9	$30.4	$(7.9)	$—	$—	$—	$(0.6)	$349.8
State and political subdivision	207.9	36.2	(0.6)	—	(3.3)	—	(2.1)	238.1
Foreign government	15.5	—	—	—	—	—	0.2	15.7
Corporate	3,841.8	138.4	(28.7)	45.2	(1.1)	(0.7)	(105.0)	3,889.9
CMBS	116.3	20.1	(6.6)	—	—	0.8	(0.9)	129.7
RMBS	634.1	0.5	(30.4)	4.7	—	(1.6)	(18.6)	588.7
CDO/CLO	231.0	16.3	(7.2)	—	—	—	(19.4)	220.7
Other ABS	285.1	16.9	(28.0)	—	(0.9)	(0.3)	(4.3)	268.5
Total available-for-sale debt securities	5,659.6	258.8	(109.4)	49.9	(5.3)	(1.8)	(150.7)	5,701.1
Available-for-sale equity securities	35.6	0.1	—	—	—	—	6.4	42.1
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	171.0	6.5	(4.2)	—	—	5.2	—	178.5
Total assets	$5,866.2	$265.4	$(113.6)	$49.9	$(5.3)	$3.4	$(144.3)	$5,921.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine Months Ended September 30, 2014
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$20.9	$(14.4)	$—	$—	$—	$4.6	$338.3
State and political subdivision	269.1	43.6	(4.4)	—	—	—	11.6	319.9
Foreign government	15.9	—	—	—	—	—	0.4	16.3
Corporate	3,968.4	419.0	(56.0)	78.4	(127.4)	(4.4)	(200.4)	4,077.6
CMBS	114.4	—	(0.7)	—	(60.3)	0.1	(29.9)	23.6
RMBS	552.0	1.7	(43.6)	—	(4.3)	0.4	(18.8)	487.4
CDO/CLO	224.1	39.9	(16.1)	—	—	0.5	(22.8)	225.6
Other ABS	247.7	—	(11.5)	—	(4.6)	(0.1)	(16.8)	214.7
Total available-for-sale debt securities	5,718.8	525.1	(146.7)	78.4	(196.6)	(3.5)	(272.1)	5,703.4
Available-for-sale equity securities	59.0	17.1	(0.3)	—	—	(1.1)	0.7	75.4
Short-term investments	0.9	—	—	—	—	—	(0.9)	—
Fair value investments	165.5	—	(6.4)	—	—	2.9	—	162.0
Total assets	$5,944.2	$542.2	$(153.4)	$78.4	$(196.6)	$(1.7)	$(272.3)	$5,940.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine Months Ended September 30, 2013
($ in millions)						Realized &
						unrealized	Unrealized
						gains	gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included in	included
	of period	Purchases	Sales	Level 3	Level 3	income [1]	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$78.8	$(11.7)	$—	$—	$—	$(14.0)	$349.8
State and political subdivision	212.4	59.5	(2.2)	—	—	—	(31.6)	238.1
Foreign government	45.8	—	—	8.0	(31.3)	—	(6.8)	15.7
Corporate	3,812.3	547.1	(60.3)	95.5	(41.3)	(2.1)	(461.3)	3,889.9
CMBS	89.7	60.3	(9.8)	—	(8.7)	(1.2)	(0.6)	129.7
RMBS	709.3	1.7	(72.1)	5.1	—	(3.6)	(51.7)	588.7
CDO/CLO	223.7	61.4	(20.1)	—	—	(0.4)	(43.9)	220.7
Other ABS	309.9	17.9	(21.4)	—	(1.3)	(0.4)	(36.2)	268.5
Total available-for-sale debt securities	5,699.8	826.7	(197.6)	108.6	(82.6)	(7.7)	(646.1)	5,701.1
Available-for-sale equity securities	32.7	5.0	(2.3)	—	—	—	6.7	42.1
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	153.3	25.8	(10.2)	1.3	—	8.3	—	178.5
Total assets	$5,885.8	$857.5	$(210.1)	$109.9	$(82.6)	$0.6	$(639.4)	$5,921.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$103.4	$77.6	$74.8	$80.8
Net purchases/(sales)	7.4	4.1	23.9	6.6
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses [1]	5.8	(8.9)	17.9	(14.6)
Balance, end of period	$116.6	$72.8	$116.6	$72.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

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

Level 3 Assets: [1]	September 30, 2014
($ in millions)	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$330.3	Discounted cash flow	Yield	0.84% - 4.63% (3.43%)
State and political subdivision	$124.8	Discounted cash flow	Yield	2.15% - 4.80% (3.49%)
Corporate	$2,998.4	Discounted cash flow	Yield	0.85% - 6.93% (3.28%)
Other ABS	$40.5	Discounted cash flow	Yield	0.80% - 3.76% (1.87%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.15%
			Recovery rate	42.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2013
($ in millions)	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$327.2	Discounted cash flow	Yield	1.05% - 5.66% (3.78%)
State and political subdivision	$119.4	Discounted cash flow	Yield	2.35% - 5.79% (3.74%)
Corporate	$2,972.6	Discounted cash flow	Yield	1.00% - 6.75% (3.56%)
Other ABS	$47.9	Discounted cash flow	Yield	0.50% - 3.75% (2.23%)
			Prepayment rate	2.00%
			Default rate	2.53% for 48 mos then 0.37% thereafter
			Recovery rate	10.00% (TRUPS)
Fair value investments	$5.5	Discounted cash flow	Default rate	0.25%
			Recovery rate	45.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

12. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or credit standing adjustment (“CSA”) would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	September 30, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$115.0	Budget method	Swap curve	0.20% - 3.03%
(FIA)			Mortality rate	103.00 % or 97.00% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.45%
Embedded derivatives (GMAB / GMWB / COMBO)	$1.6	Risk neutral stochastic valuation methodology	Volatility surface	9.58% - 52.18%
			Swap curve	0.19% - 3.29%
			Mortality rate	105.00% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.45%

Level 3 Liabilities:	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$78.9	Budget method	Swap curve	0.19% - 3.79%
(FIA)			Mortality rate	103.00% or 97.00% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105.00% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	September 30, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$330.3	$8.0	$338.3
State and political subdivision	124.8	195.1	319.9
Foreign government	—	16.3	16.3
Corporate	2,998.4	1,079.2	4,077.6
CMBS	—	23.6	23.6
RMBS	—	487.4	487.4
CDO/CLO	—	225.6	225.6
Other ABS	40.5	174.2	214.7
Total available-for-sale debt securities	3,494.0	2,209.4	5,703.4
Available-for-sale equity securities	—	75.4	75.4
Short-term investments	—	—	—
Fair value investments	6.3	155.7	162.0
Total assets	$3,500.3	$2,440.5	$5,940.8
Liabilities
Embedded derivatives	$116.6	$—	$116.6
Total liabilities	$116.6	$—	$116.6
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$327.2	$—	$327.2
State and political subdivision	119.4	149.7	269.1
Foreign government	—	15.9	15.9
Corporate	2,972.6	995.8	3,968.4
CMBS	—	114.4	114.4
RMBS	—	552.0	552.0
CDO/CLO	—	224.1	224.1
Other ABS	47.9	199.8	247.7
Total available-for-sale debt securities	3,467.1	2,251.7	5,718.8
Available-for-sale equity securities	—	59.0	59.0
Short-term investments	—	0.9	0.9
Fair value investments	5.5	160.0	165.5
Total assets	$3,472.6	$2,471.6	$5,944.2
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values	Fair Value	September 30, 2014		December 31, 2013
of Financial Instruments:	Hierarchy	Carrying	Fair	Carrying	Fair
($ in millions)	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$2,324.1	$2,311.7	$2,350.3	$2,338.0
Cash and cash equivalents	Level 1	$443.2	$443.2	$496.4	$496.4
Financial liabilities:
Investment contracts	Level 3	$3,819.5	$3,821.2	$3,429.7	$3,424.4
7.15 %Surplus notes	Level 3	$126.2	$91.4	$126.1	$86.5
7.45% Senior unsecured bonds	Level 2	$252.7	$249.7	$252.7	$224.6

13.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three and nine months ended September 30, 2014 have been computed based on the first nine months of 2014 as a discrete period.

13. Income Taxes (continued)

The tax expense of $1.3 million for the three months ended September 30, 2014 is comprised of a $2.7 million current tax benefit and a $4.0 million deferred tax expense. The tax benefit of $22.7 million for the nine months ended September 30, 2014 is comprised of a $2.1 million current tax benefit and a $20.6 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income). Included in the $2.1 million current tax benefit is a $1.8 million benefit attributable to the prior year provision to filed return true-up. The $1.8 million deferred tax expense attributable to the true-up has been fully offset by a decrease in the valuation allowance.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $31.8 million as of September 30, 2014. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of tax basis capital losses. This conclusion is consistent with prior periods.

Consistent with the above, for the three months ended September 30, 2014, we recognized a net increase in the valuation allowance of $4.8 million. For the nine months ended September 30, 2014, we recognized a net increase in the valuation allowance of $38.8 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net deferred tax assets decreased by $38.2 million for the nine months ended September 30, 2014, which was attributable to available-for-sale debt securities with gross unrealized losses.

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

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company expects, in the fourth quarter of 2014, to fund the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and cash from the holding company. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended September 30, 2014 and 2013 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total
Attributable to The Phoenix Companies, Inc.:
($ in millions)

Balance as of June 30, 2014	$13.7	$27.4	$(218.3)	$(177.2)
Change in component during the period before reclassifications	2.8	(9.5)	0.4	(6.3)
Amounts reclassified from AOCI	(1.9)	1.2	1.3	0.6
Balance as of September 30, 2014	$14.6	$19.1	$(216.6)	$(182.9)

Balance as of June 30, 2013	$9.5	$30.8	$(314.6)	$(274.3)
Change in component during the period before reclassifications	0.9	23.0	0.9	24.8
Amounts reclassified from AOCI	(1.4)	(9.7)	1.7	(9.4)
Balance as of September 30, 2013	$9.0	$44.1	$(312.0)	$(258.9)

Balance as of December 31, 2013	$10.0	$26.5	$(221.7)	$(185.2)
Change in component during the period before reclassifications	9.9	(1.9)	1.7	9.7
Amounts reclassified from AOCI	(5.3)	(5.5)	3.4	(7.4)
Balance as of September 30, 2014	$14.6	$19.1	$(216.6)	$(182.9)

Balance as of December 31, 2012	$(6.2)	$77.9	$(321.0)	$(249.3)
Change in component during the period before reclassifications	18.3	(23.2)	3.9	(1.0)
Amounts reclassified from AOCI	(3.1)	(10.6)	5.1	(8.6)
Balance as of September 30, 2013	$9.0	$44.1	$(312.0)	$(258.9)
———————

[1]
See Note 7 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

14. Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$2.9	$2.2	$8.2	$4.8	Net realized capital gains (losses)
	2.9	2.2	8.2	4.8	Total before income taxes
	1.0	0.8	2.9	1.7	Income tax expense (benefit)
	$1.9	$1.4	$5.3	$3.1	Net income (loss)
Net unrealized investment gains / (losses) on all other investments:
Available-for-sale securities	$(1.9)	$14.9	$8.4	$16.3	Net realized capital gains (losses)
	(1.9)	14.9	8.4	16.3	Total before income taxes
	(0.7)	5.2	2.9	5.7	Income tax expense (benefit)
	$(1.2)	$9.7	$5.5	$10.6	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(2.3)	$(2.9)	$(6.1)	$(8.7)	Other operating expense
Amortization of prior service costs	0.3	0.3	0.9	0.9	Other operating expense
	(2.0)	(2.6)	(5.2)	(7.8)	Total before income taxes
	(0.7)	(0.9)	(1.8)	(2.7)	Income tax expense (benefit)
	$(1.3)	$(1.7)	$(3.4)	$(5.1)	Net income (loss)
Total amounts reclassified from AOCI	$(0.6)	$9.4	$7.4	$8.6	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Service cost	$0.5	$0.5	$1.7	$1.5
Interest cost	9.2	8.2	27.4	24.6
Expected return on plan assets	(9.1)	(9.0)	(28.1)	(27.0)
Net loss amortization	2.3	2.9	6.3	8.7
Pension benefit cost	$2.9	$2.6	$7.3	$7.8

15. Employee Benefit Plans and Employment Agreements (continued)

Components of Other Post-Employment Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Service cost	$0.1	$—	$0.1	$—
Interest cost	0.3	0.3	1.1	0.9
Net gain amortization	—	—	(0.2)	—
Prior service cost amortization	(0.3)	(0.3)	(0.9)	(0.9)
Other post-employment benefit cost	$0.1	$—	$0.1	$—

For the three months ended September 30, 2014, other comprehensive loss included unrealized gains of $1.1 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2014, other comprehensive loss included unrealized gains of $3.3 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

During the three months ended September 30, 2014, we made contributions of $4.2 million to the pension plan. During the nine months ended September 30, 2014, we made contributions of $11.8 million to the pension plan. We do not expect to make any additional contributions to the pension plan by December 31, 2014.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effectively immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”). The Company took advantage of this in the third quarter of 2014 which resulted in the Company not expecting any further contributions for the remainder of 2014.

Savings plans

During the three months ended September 30, 2014 and 2013, we incurred costs of $0.7 million and $0.9 million, respectively, for contributions to our savings plans. During the nine months ended September 30, 2014 and 2013, we incurred costs of $3.0 million and $3.2 million, respectively, for contributions to our savings plans.

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

16.    Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Compensation cost charged to income from continuing operations	$0.8	$0.2	$1.2	$2.7
Income tax expense (benefit) before valuation allowance	$(0.3)	$(0.1)	$(0.4)	$(0.9)

We did not capitalize any of the cost of stock-based compensation during the three and nine month periods ended September 30, 2014 and 2013. In satisfaction of stock-based compensation, shares issued may be made available from authorized but unissued shares or shares may be purchased on the open market.

17.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding	5,750	5,742	5,747	5,742
Weighted-average effect of dilutive potential common shares:
Restricted stock units	—	17	7	31
Employee stock options	2	2	2	2
Potential common shares	2	19	9	33
Less: Potential common shares excluded from calculation due to net losses	2	19	9	33
Dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,750	5,742	5,747	5,742

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2014 and 2013, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

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

Segment Information	Three Months Ended		Nine Months Ended
on Revenues:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Life and Annuity [1]	$408.9	$428.0	$1,216.6	$1,235.9
Saybrus Partners [2]	10.3	6.3	27.2	18.4
Less: Intercompany revenues [3]	3.1	2.1	8.7	6.7
Total revenues	$416.1	$432.2	$1,235.1	$1,247.6
———————

[1]
Includes intercompany interest revenue of $0 and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

[2]
Includes intercompany commission revenue of $3.2 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $8.8 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

18. Segment Information (continued)

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income (Loss):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Life and Annuity operating income (loss)	$(17.0)	$(21.6)	$(66.8)	$(110.4)
Saybrus Partners operating income (loss)	2.4	0.6	4.7	1.3
Less: Applicable income tax expense (benefit)	1.3	9.2	(22.7)	12.1
Income (loss) from discontinued operations, net of income taxes	(0.3)	0.3	(1.8)	(1.7)
Net realized investment gains (losses)	(2.1)	8.0	(23.7)	(0.7)
Gain on debt repurchase	—	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.9	(0.3)
Net income (loss)	$(18.2)	$(21.8)	$(65.8)	$(123.3)

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

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at September 30, 2014 and December 31, 2013.

Net losses of $0 and $0.1 million were recognized during the three and nine months ended September 30, 2014, respectively, primarily related to accrued legal fees attributable to these matters. Net losses of $0 and $0.9 million were recognized during the three and nine months ended September 30, 2013, respectively, primarily related to accrued legal fees attributable to these matters.

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

19. Discontinued Operations (continued)

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $34.1 million and $38.4 million as of September 30, 2014 and December 31, 2013, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.4 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively. Net losses of $0.3 million and $1.7 million were recognized during the three and nine months ended September 30, 2014, respectively, primarily due to an increase in reserves reported to us by certain ceding companies. Net income of $0.4 million and net losses of $0.7 million were recognized during the three and nine months ended September 30, 2013, respectively, primarily due to normal run-off activity. See Note 20 to these consolidated interim unaudited financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form10-K for the year ended December 31, 2013 with the SEC on August 6, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 17, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 21, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in six actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. Five cases have been brought against PHL Variable, while one case has been brought against PHL Variable and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against PHL Variable, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

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

20. Contingent Liabilities (continued)

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

20. Contingent Liabilities (continued)

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

21.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $17.8 million: $3.5 million in the fourth quarter of 2014 and $14.3 million in 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2014, the Company had unfunded commitments of $250.0 million under such agreements, of which $19.1 million is expected to be funded by December 31, 2014.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2014, the Company had open commitments of $93.4 million under such agreements which are expected to be fully funded by March 15, 2015.

22.    Subsequent Events

Dividends

On November 20, 2014, Phoenix Life paid a $14.8 million dividend to Phoenix.

Late Filings

On October 17, 2014, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC.

On November 7, 2014, we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC.

On November 7, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2014 with the SEC.

22. Subsequent Events (continued)

Rating Agency Actions

On October 1, 2014, A.M. Best affirmed its financial strength ratings of B (Fair) and issuer credit ratings of “bb+” for Phoenix Life and PHL Variable. They also affirmed the issuer credit ratings and senior debt ratings of “b” of Phoenix. The financial strength ratings continue to have a stable outlook and the issuer credit ratings retain a negative outlook.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of September 30, 2014 as compared with December 31, 2013; our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2013 in the 2013 Form 10-K.

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

For the first nine months of 2014, 100% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 93% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

•
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, other-than-temporary impairments (“OTTIs”) and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Recent Trends in Earnings Drivers

•
Premium revenue. Premium revenue continues to decrease primarily due to the declining inforce in the closed block. The reduction in premium revenue results in a corresponding decrease in policyholder dividends.

•	Net investment income. Net investment income increased primarily as a result of income from limited partnerships and other investments due to the increase in the valuation of the underlying funds.

•
Net realized investment gains or losses on investments. Net realized investment gains, excluding OTTI, decreased $25.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The drivers are primarily due to realized gains and losses on derivatives, both the product embedded derivatives and derivative investments. The losses on derivative investments were primarily driven by losses on swaptions due to the expiration of positions in the first quarter of 2014, and smaller gains on call options due to less of an increase in the equity markets in 2014 compared with 2013. These decreases were offset by smaller losses on the put options due to less significant increases in equity markets in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In addition, there were losses on the product embedded derivatives. The losses were primarily driven by losses on the fixed indexed annuity embedded derivatives as a result of decreasing interest rates in the current year. There were also losses on the variable annuity embedded derivatives due to the increase in equity market volatility in the third quarter of 2014.

•
Policy benefits. Policy benefits, including policyholder dividends, decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. While there was overall favorable mortality in both periods, mortality was more favorable in the closed block for the nine months ended September 30, 2014 which then resulted in an increase in the policyholder dividends.

•
Policy acquisition cost amortization. Policy acquisition cost amortization decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2014. The decrease was primarily the result of more significant realized losses on derivatives, which generally has the effect of reducing amortization, and the relative mix of mortality within universal life products that have different amortization patterns.

•
Operating expenses. Other operating expenses increased by $11.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily the result of higher professional fees and outside consulting and legal services primarily as a result of the restatement of our prior period financial statements, preparation of delayed financial statements and remediation efforts. Professional fees and outside consulting and legal services continue to be a significant driver of operating expenses for the Company.

•
Income taxes. The income tax benefit increased by $34.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The current period income tax benefit includes $2.1 million of current period tax benefit and $20.6 million of a deferred tax benefit resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is not required due to existence of current year income reported within other comprehensive income.

Since its formation in the fourth quarter of 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the nine months ended September 30, 2014 was $27.2 million, compared with $18.4 million for the nine months ended September 30, 2013. Of these amounts, revenue of $8.8 million and $7.0 million was earned from the sales of Phoenix life and annuity products for the same periods in 2014 and 2013, respectively. Operating expenses increased to $22.5 million for the nine months ended September 30, 2014 from $17.1 million for the nine months ended September 30, 2013. The change was primarily driven by an increase in compensation related expenses.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$78.1	$84.5	(6.4)	(8%)
Fee income	135.2	140.4	(5.2)	(4%)
Net investment income	204.9	199.3	5.6	3%
Net realized investment gains (losses):
Total OTTI losses	(3.7)	(1.7)	(2.0)	118%
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.2)	(0.4)	0.2	(50%)
Net OTTI losses recognized in earnings	(3.9)	(2.1)	(1.8)	86%
Net realized investment gains (losses), excluding OTTI losses	1.8	10.1	(8.3)	(82%)
Net realized investment gains (losses)	(2.1)	8.0	(10.1)	(126%)
Total revenues	416.1	432.2	(16.1)	(4%)
BENEFITS AND EXPENSES:
Policy benefits	265.4	261.1	4.3	2%
Policyholder dividends	56.7	66.2	(9.5)	(14%)
Policy acquisition cost amortization	24.9	33.1	(8.2)	(25%)
Interest expense on indebtedness	7.0	7.1	(0.1)	(1%)
Other operating expenses	78.8	77.7	1.1	1%
Total benefits and expenses	432.8	445.2	(12.4)	(3%)
Income (loss) from continuing operations before income taxes	(16.7)	(13.0)	(3.7)	28%
Income tax expense (benefit)	1.3	9.2	(7.9)	(86%)
Income (loss) from continuing operations	(18.0)	(22.2)	4.2	(19%)
Income (loss) from discontinued operations, net of income taxes	(0.3)	0.3	(0.6)	(200%)
Net income (loss)	(18.3)	(21.9)	3.6	(16%)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	—	—%
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.2)	$(21.8)	$3.6	(17%)

Analysis of Consolidated Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net income, compared to the prior year period, increased for the three months ended September 30, 2014 primarily due to the following:

•
Net investment income increased primarily due to higher partnership income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This is primarily due to an increase in value of the underlying funds.

•
Policyholder dividends decreased primarily due to fewer realized capital gains on investments in the closed block for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	Policy acquisition cost amortization decreased primarily due to the relative mix of mortality within universal life products that have different amortization patterns.

•
Income tax expense decreased by $7.9 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The current period income tax expense includes $2.7 million of current period tax benefit and $4.0 million of a deferred tax expense resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is not required due to existence of current year income within other comprehensive income.

Partially offsetting the increase in income from continuing operations were the following items:

•	Premium revenue continued to decrease primarily due to the declining inforce in the closed block. The reduction in premium revenue results in a corresponding decrease in policyholder dividends.

•	Fee income has decreased for the comparable periods primarily as a result of the declining universal life block of business, which results in lower cost of insurance charges.

•
Net realized investment gains, excluding OTTI, decreased by $8.3 million for the comparable periods. The decrease in net realized investment gains is primarily due to decreased gains from sales of debt securities due to fewer sales in the current year period, and losses on the embedded product derivatives. These decreases were partially offset by a gain on derivative investments. The losses on the embedded derivatives primarily relate to the variable annuity business, and were due to higher market volatility for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The gain on derivative investments was driven by a gain on put options due to the higher equity market volatility in the current year period, offset by smaller gains on the call options due to a smaller market increase in the current year period compared to the prior year period.

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2014	2013	2014 vs. 2013

REVENUES:
Premiums	$240.9	$254.6	$(13.7)	(5%)
Fee income	404.2	409.3	(5.1)	(1%)
Net investment income	613.7	584.4	29.3	5%
Net realized investment gains (losses):
Total OTTI losses	(4.7)	(2.6)	(2.1)	81%
Portion of OTTI gains (losses) recognized in OCI	(0.4)	(4.6)	4.2	(91%)
Net OTTI losses recognized in earnings	(5.1)	(7.2)	2.1	(29%)
Net realized investment gains (losses), excluding OTTI losses	(18.6)	6.5	(25.1)	NM
Net realized investment gains (losses)	(23.7)	(0.7)	(23.0)	NM
Total revenues	1,235.1	1,247.6	(12.5)	(1%)
BENEFITS AND EXPENSES:
Policy benefits	799.9	852.7	(52.8)	(6%)
Policyholder dividends	172.9	121.9	51.0	42%
Policy acquisition cost amortization	64.7	110.6	(45.9)	(42%)
Interest expense on indebtedness	21.2	21.9	(0.7)	(3%)
Other operating expenses	262.2	250.3	11.9	5%
Total benefits and expenses	1,320.9	1,357.4	(36.5)	(3%)
Income (loss) from continuing operations before income taxes	(85.8)	(109.8)	24.0	(22%)
Income tax expense (benefit)	(22.7)	12.1	(34.8)	NM
Income (loss) from continuing operations	(63.1)	(121.9)	58.8	(48%)
Income (loss) from discontinued operations, net of income taxes	(1.8)	(1.7)	(0.1)	6%
Net income (loss)	(64.9)	(123.6)	58.7	(47%)
Less: Net income (loss) attributable to noncontrolling interests	0.9	(0.3)	1.2	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(65.8)	$(123.3)	$57.5	(47%)

Analysis of Consolidated Results of Operations

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Net income, compared to the prior year period, increased for the nine months ended September 30, 2014 primarily due to the following:

•	Net investment income increased primarily as a result of income from limited partnerships and other investments due to the increase in the valuation of the underlying funds.

•
Policy acquisition cost amortization decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2014. The decrease was primarily the result of more significant realized losses on derivatives, which generally has the effect of reducing amortization, and the relative mix of mortality within universal life products that have different amortization patterns.

•
The income tax benefit increased by $34.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The current period income tax benefit includes $2.1 million of current period tax benefit and $20.6 million of a deferred tax benefit resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is not required due to existence of current year income reported within other comprehensive income.

The effective tax rates for September 30, 2014 and 2013 were 26.5% and (11.0%), respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in both 2014 and 2013 was an increase in the valuation allowance on the pre-tax loss.

Partially offsetting the increase in income from continuing operations were the following items:

•	Premium revenue continued to decrease primarily due to the declining inforce in the closed block. The reduction in premium revenue results in a corresponding decrease in policyholder dividends.

•
Net realized investment gains, excluding OTTI, decreased $25.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The drivers are primarily due to realized gains and losses on derivatives, both the product embedded derivatives and derivative investments. The losses on derivative investments were primarily driven by losses on swaptions due to the expiration of positions in the first quarter of 2014, and smaller gains on call options due to less of an increase in the equity markets in 2014 compared with 2013. These decreases were offset by smaller losses on the put options due to less significant increases in equity markets in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In addition, there were losses on the product embedded derivatives. The losses are primarily driven by losses on the fixed indexed annuity embedded derivatives as a result of decreasing interest rates in the current year. There were also losses on the variable annuity embedded derivatives due to the increase in equity market volatility in the third quarter of 2014.

•
Policy benefits, including policyholder dividends, decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. While there was overall favorable mortality in both periods, mortality was more favorable in the closed block for the nine months ended September 30, 2014 which then resulted in an increase in the policyholder dividends.

•
Operating expenses increased by $11.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily the result of higher professional fees and outside consulting and legal services primarily as a result of the restatement of our prior period financial statements, preparation of delayed financial statements and remediation efforts. Professional fees and outside consulting and legal services continue to be a significant driver of operating expenses for the Company.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of September 30, 2014, our available-for-sale debt securities, with a fair value of $12,706.6 million, represented 78.9% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		September 30, 2014
($ in millions)			% of		% of
NAIC	S&P Equivalent	Fair	Fair	Amortized	Amortized
Rating	Designation	Value	Value	Cost	Cost

1	AAA/AA/A	$7,063.1	55.6%	$6,689.1	55.5%
2	BBB	4,709.2	37.0%	4,470.8	37.1%
	Total investment grade	11,772.3	92.6%	11,159.9	92.6%
3	BB	619.6	4.9%	599.9	5.0%
4	B	228.9	1.8%	224.3	1.9%
5	CCC and lower	61.9	0.5%	59.2	0.5%
6	In or near default	23.9	0.2%	19.1	—%
	Total available-for-sale debt securities	$12,706.6	100.0%	$12,062.4	100.0%

Available-for-Sale Debt Securities by Type:	September 30, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair	Amortized	Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$419.4	$372.7	$47.0	$(0.3)	$46.7
State and political subdivision	496.3	467.8	32.9	(4.4)	28.5
Foreign government	223.4	200.6	23.1	(0.3)	22.8
Corporate	8,404.5	7,958.8	507.9	(62.2)	445.7
CMBS	655.6	610.6	45.5	(0.5)	45.0
RMBS	2,012.0	1,966.0	64.5	(18.5)	46.0
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	225.6	224.4	4.2	(3.0)	1.2
Other ABS	269.8	261.5	13.3	(5.0)	8.3
Total available-for-sale debt securities	$12,706.6	$12,062.4	$738.4	$(94.2)	$644.2
Available-for-sale debt securities outside closed block:
Unrealized gains	$5,164.3	$4,861.0	$303.3	$—	$303.3
Unrealized losses	1,559.4	1,623.9	—	(64.5)	(64.5)
Total outside the closed block	6,723.7	6,484.9	303.3	(64.5)	238.8
Available-for-sale debt securities in closed block:
Unrealized gains	5,134.7	4,699.6	435.1	—	435.1
Unrealized losses	848.2	877.9	—	(29.7)	(29.7)
Total in the closed block	5,982.9	5,577.5	435.1	(29.7)	405.4
Total available-for-sale debt securities	$12,706.6	$12,062.4	$738.4	$(94.2)	$644.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2014 in our available-for-sale debt securities and short-term investment portfolio were banking (8.4%), electric utilities (6.0%), oil (4.7%), diversified financial services (3.8%) and insurance (3.4%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	September 30, 2014
($ in millions)	Sovereign	Financial			% of Debt
	Debt	Institutions	All Other	Total	Securities [1]

Spain	$—	$5.6	$36.7	$42.3	0.3%
Ireland	—	—	43.0	43.0	0.3%
Italy	—	—	8.4	8.4	0.1%
Portugal	—	—	0.9	0.9	—%
Greece	—	—	—	—	—%
Total	—	5.6	89.0	94.6	0.7%
All other Eurozone [2]	4.4	67.9	275.8	348.1	2.7%
Total	$4.4	$73.5	$364.8	$442.7	3.4%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Belgium, Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At September 30, 2014, 97.4% of the total residential portfolio was rated investment grade. We hold $192.2 million of RMBS investments backed by prime rated mortgages, $194.2 million backed by Alt-A mortgages and $113.0 million backed by sub-prime mortgages, which combined amount to 3.0% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 75.9% rated NAIC-1 and 13.4% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the three and nine months ended September 30, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	September 30, 2014
				NAIC Rating
				1	2	3	4	5	6
	Amortized	Market	% Invested	AAA/AA/				CCC and	In or Near	% Closed
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default	Block
Collateral
Agency	$1,507.7	$1,537.4	9.3%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	43.6%
Prime	185.1	192.2	1.1%	75.3%	20.0%	3.1%	1.6%	0.0%	0.0%	45.5%
Alt-A	189.9	194.2	1.2%	71.4%	10.8%	11.2%	3.3%	3.3%	0.0%	31.8%
Sub-prime	108.1	113.0	0.7%	84.6%	6.5%	4.0%	4.9%	0.0%	0.0%	10.5%
Total	$1,990.8	$2,036.8	12.3%	94.1%	3.3%	1.6%	0.7%	0.3%	0.0%	40.8%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $24.8 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value .

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

Commercial Mortgage-Backed Securities:
($ in millions)		September 30, 2014
					Year of Issue
	S&P Equivalent	Amortized	Market	% Invested	Post-				2004 and	% Closed
Rating	Designation	Cost	Value [1]	Assets [2]	2007	2007	2006	2005	Prior	Block

NAIC-1	AAA/AA/A	$608.7	$652.8	3.9%	58.8%	5.6%	19.0%	10.9%	5.7%	37.3%
NAIC-2	BBB	6.7	6.7	0.0%	0.0%	0.0%	45.3%	54.7%	0.0%	32.8%
NAIC-3	BB	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-4	B	11.1	12.7	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	51.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	6.2	7.4	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	12.2%
Total		$632.7	$679.6	4.1%	56.5%	5.4%	18.7%	11.0%	8.4%	37.2%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $18.3 million and $20.1 million, respectively. CMBS holdings in this exhibit include $3.8 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Total other-than-temporary debt impairments	$(3.2)	$(1.7)	$(3.7)	$(2.6)
Portion of gains (losses) recognized in OCI	(0.2)	(0.4)	(0.4)	(4.6)
Net debt impairments recognized in earnings	$(3.4)	$(2.1)	$(4.1)	$(7.2)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(3.4)	(0.7)	(4.1)	(0.7)
CMBS	—	(0.1)	—	(2.0)
RMBS	—	(1.4)	—	(4.3)
CDO/CLO	—	0.1	—	(0.2)
Other ABS	—	—	—	—
Net debt security impairments	(3.4)	(2.1)	(4.1)	(7.2)
Equity security impairments	(0.5)	—	(1.0)	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(3.9)	(2.1)	(5.1)	(7.2)
Debt security transaction gains	12.3	19.7	31.0	31.7
Debt security transaction losses	(10.7)	(0.8)	(14.5)	(3.5)
Equity security transaction gains	3.3	0.3	5.2	1.3
Equity security transaction losses	—	—	—	(1.2)
Limited partnerships and other investment transaction gains	—	0.7	—	0.7
Limited partnerships and other investment transaction losses	—	(4.6)	—	(4.6)
Net transaction gains (losses)	4.9	15.3	21.7	24.4
Derivative instruments	3.0	(15.2)	(23.0)	(34.9)
Embedded derivatives [1]	(5.8)	8.9	(17.9)	14.6
Assets valued at fair value	(0.3)	1.1	0.6	2.4
Net realized investment gains (losses), excluding impairment losses	1.8	10.1	(18.6)	6.5
Net realized investment gains (losses), including impairment losses	$(2.1)	$8.0	$(23.7)	$(0.7)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities for the three and nine months ended September 30, 2014 of $3.9 million and $5.1 million, respectively, were concentrated in corporate debt securities. These impairments were driven by deterioration in the performance of the underlying business.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended		Nine Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Balance, beginning of period	$(63.1)	$(72.5)	$(72.0)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	—	(0.7)	—	(0.7)
Add: Credit losses on securities previously impaired [1]	—	(0.2)	—	(3.6)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	9.0	2.9	17.9	6.4
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(54.1)	$(70.5)	$(54.1)	$(70.5)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of September 30, 2014. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for more information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type:	September 30, 2014	December 31, 2013
($ in millions)

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(8.4)	(8.8)
CMBS	(2.9)	(3.4)
RMBS	(25.5)	(26.7)
CDO/CLO	(13.9)	(15.3)
Other ABS	(1.8)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(53.6)	$(57.1)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on	September 30, 2014
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Total fair value	$1,559.4	$636.8	$90.9	$831.7
Total amortized cost	1,623.9	644.5	99.8	879.6
Unrealized losses	$(64.5)	$(7.7)	$(8.9)	$(47.9)
Number of securities [1]	420	157	31	232
Investment grade:
Unrealized losses	$(57.0)	$(5.9)	$(8.8)	$(42.3)
Below investment grade:
Unrealized losses	$(7.5)	$(1.8)	$(0.1)	$(5.6)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.1)	$(0.1)	$—	$—
Number of securities [1]	4	4	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 88.4% of the unrealized losses after offsets pertain to investment grade securities and 11.6% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	September 30, 2014
Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(22.5)	$(0.6)	$(7.5)	$(14.4)
Number of securities [1]	16	2	5	9
Investment grade:
Unrealized losses over 20% of cost	$(20.6)	$(0.6)	$(7.5)	$(12.5)
Below investment grade:
Unrealized losses over 20% of cost	$(1.9)	$—	$—	$(1.9)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on	September 30, 2014
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Total fair value	$848.2	$321.6	$16.5	$510.1
Total amortized cost	877.9	327.4	16.8	533.7
Unrealized losses	$(29.7)	$(5.8)	$(0.3)	$(23.6)
Number of securities [1]	224	88	6	130
Investment grade:
Unrealized losses	$(23.4)	$(3.3)	$(0.2)	$(19.9)
Below investment grade:
Unrealized losses	$(6.3)	$(2.5)	$(0.1)	$(3.7)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.2)	$(0.1)	$(0.1)	$—
Number of securities [1]	6	4	2	—
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	September 30, 2014
Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(2.4)	$(2.3)	$—	$(0.1)
Number of securities [1]	3	1	—	2
Investment grade:
Unrealized losses over 20% of cost	$(2.4)	$(2.3)	$—	$(0.1)
Below investment grade:
Unrealized losses over 20% of cost	$—	$—	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.2)	$(0.2)	$—	$—
Number of securities [1]	3	3	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 30% of the Company’s $16.2 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies. Therefore, the impact to our operations could arise primarily from these universal life products since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. However, universal life account values represent less than 15% of our total policy liabilities, accruals, and deposit funds. Currently, the investment portfolio backing our universal life policies yielded in excess of 5.1% for the nine months ended September 30, 2014 while the guaranteed minimum policyholder crediting rate for these policies is primarily at 4%.

While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting / guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations. Our traditional products, such as whole-life and term, may also have a reducing impact on net income resulting from the underlying assets that may have to be reinvested at interest rates that are lower than the current portfolio rates. However, our traditional products do not have account values with stated guaranteed minimum interest rates.

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.6% during the nine months ended September 30, 2014. The average investment rate on fixed income securities purchases, excluding the closed block, during the nine months ended September 30, 2014 was approximately 3.8% on total purchases of approximately $1.2 billion. Management estimates that proceeds from maturities, calls, and prepayments of approximately $465.2 million is expected to be available for reinvestment over the next 12 months, before considering other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at September 30, 2014, we estimate that would reduce net investment income by $1.5 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion above does not include the interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits.
The Company’s closed block could also be impacted by the low interest rate environment, but to a lesser degree than the items described above. The closed block was established to benefit the policyholders at the time of demutualization utilizing assets that were allocated to the closed block. Closed block earnings will not inure to the Company’s stockholders, and closed block policyholder dividends could be adjusted if investment income is substantially lower than initially projected. If interest rates are very low for a prolonged period of time, or mortality changes dramatically, or both, and the Company has insufficient funds to make policy benefit payments that are guaranteed, the Company’s earnings could be impacted since such payments may need to be made from assets outside of the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information on the closed block.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended
($ in millions)	September 30,
	2014	2013

Cash provided by (used for) operating activities	$(423.1)	$(377.7)
Cash provided by (used for) investing activities	(162.2)	155.3
Cash provided by (used for) financing activities	533.3	469.3
Change in cash and cash equivalents	$(52.0)	$246.9

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Cash used for operating activities increased by $45.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was driven by an increase in audit and consulting fees related to the restatement of our prior period financial statements, and lower renewal premiums on traditional life products. Partially offsetting this increase was lower death benefits paid on traditional life products.

Cash provided by investing activities decreased $317.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of increased purchases of short-term investments offset by increased sales and maturities of short-term investments. More cash was reinvested during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulting in an increase in purchases and a decrease in cash and cash equivalents held at the end of the period. Further driving the increase in purchases were deposits into fixed indexed annuity products, which were invested.

Cash provided by financing activities increased $64.0 million during the nine months ended September 30, 2014. This increase was primarily a result of an increase in policyholder deposits related to fixed index annuities products, when compared to 2013. Partially offsetting this increase was a decrease in policyholder deposits related to universal life products when compared to 2013.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary source of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $58.7 million in 2014. During the three and nine months ended September 30, 2014, Phoenix Life declared $14.8 million and $41.3 million in dividends, respectively. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Our capitalization increased in the current and prior year; however, Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of September 30, 2014, Phoenix Life had $774.9 million of statutory capital, surplus and asset valuation reserve (“AVR”). Phoenix Life’s estimated RBC ratio was in excess of 250%.

Our principal needs at the holding company level are debt service, income taxes and operating expenses. Interest expense on senior unsecured bonds was $15.3 million and $15.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company expects, in the fourth quarter of 2014, to fund the escrow, in part, using approximately $10.8 million of cash from the holding company.

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

Aggregate life surrenders were 4.6% of related reserves for the nine months ended September 30, 2013 but improved in the nine months ended September 30, 2014, declining to 4.2%. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-terms, treasuries, and agency-mortgage backed securities. These liquid assets accounted for 12.2% of fixed income investments as of September 30, 2014, compared with 13.3% at year end 2013. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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
The financial strength and debt ratings as of November 17, 2014 were as follows:

	Financial Strength Rating		Senior Debt Rating
Rating Agency [1]	of Phoenix Life [2]	Outlook	of PNX	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	B+	Negative	B-	Negative
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

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	September 30, 2014	December 31, 2013	percentage change
			2014 vs. 2013
ASSETS
Available-for-sale debt securities, at fair value	$12,706.6	$11,808.6	$898.0	8%
Available-for-sale equity securities, at fair value	75.4	61.8	13.6	22%
Short-term investments	90.4	361.6	(271.2)	(75%)
Limited partnerships and other investments	559.9	561.9	(2.0)	—%
Policy loans, at unpaid principal balances	2,324.1	2,350.3	(26.2)	(1%)
Derivative instruments	149.9	243.1	(93.2)	(38%)
Fair value investments	206.5	210.8	(4.3)	(2%)
Total investments	16,112.8	15,598.1	514.7	3%
Cash and cash equivalents	443.2	496.4	(53.2)	(11%)
Accrued investment income	214.2	170.4	43.8	26%
Reinsurance recoverable	575.6	603.3	(27.7)	(5%)
Deferred policy acquisition costs	874.6	940.6	(66.0)	(7%)
Deferred income taxes, net	31.8	70.0	(38.2)	(55%)
Other assets	300.7	299.9	0.8	—%
Discontinued operations assets	38.8	43.6	(4.8)	(11%)
Separate account assets	3,089.1	3,402.3	(313.2)	(9%)
Total assets	$21,680.8	$21,624.6	$56.2	—%

LIABILITIES
Policy liabilities and accruals	$12,384.2	$12,437.6	$(53.4)	—%
Policyholder deposit funds	3,819.5	3,429.7	389.8	11%
Dividend obligations	876.1	705.9	170.2	24%
Indebtedness	378.9	378.8	0.1	—%
Pension and postretirement liabilities	295.5	315.9	(20.4)	(6%)
Other liabilities	282.6	333.0	(50.4)	(15%)
Discontinued operations liabilities	34.0	37.7	(3.7)	(10%)
Separate account liabilities	3,089.1	3,402.3	(313.2)	(9%)
Total liabilities	21,159.9	21,040.9	119.0	1%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid-in capital	2,632.7	2,633.1	(0.4)	—%
Accumulated other comprehensive income (loss)	(182.9)	(185.2)	2.3	(1%)
Accumulated deficit	(1,757.9)	(1,692.1)	(65.8)	4%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	509.1	573.0	(63.9)	(11%)
Noncontrolling interests	11.8	10.7	1.1	10%
Total stockholders’ equity	520.9	583.7	(62.8)	(11%)
Total liabilities and stockholders’ equity	$21,680.8	$21,624.6	$56.2	—%

September 30, 2014 compared to December 31, 2013

Assets

Total investments increased $514.7 million from December 31, 2013 to September 30, 2014. The increase is primarily attributable to an increase in available-for-sale debt securities, partially offset by a decrease in short-term investments and derivative instruments. The increase in available-for-sale debt securities was due to an increase in the market value, resulting primarily from decreases in interest rates during the year, as well as an increase in purchases due to sales of fixed indexed annuities and increased purchases of debt securities with the reduction in short-term investments. The fair value of the derivative assets decreased by $93.2 million for the period, primarily due to the expiration of some of the swaptions and call options in the first quarter of 2014. The decrease is partially offset by a corresponding decrease in derivative liabilities, which are recorded within other liabilities.

DAC decreased by $66.0 million from December 31, 2013 to September 30, 2014. DAC decreased overall as a result of continued amortization of previously deferred costs, as well as a $53.6 million decrease due to the shadow component from unrealized gains on investments within AOCI for the nine months ended September 30, 2014. The table below presents DAC by product:

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	September 30, 2014	December 31, 2013	percentage change
($ in millions)			2014 vs. 2013

Variable universal life	$119.2	$128.1	$(8.9)	(7%)
Universal life	152.3	209.7	(57.4)	(27%)
Variable annuities	71.7	84.1	(12.4)	(15%)
Fixed annuities	217.7	191.4	26.3	14%
Traditional life	313.7	327.3	(13.6)	(4%)
Total deferred policy acquisition costs	$874.6	$940.6	$(66.0)	(7%)

Deferred income taxes, net decreased by $38.2 million for the nine months ended September 30, 2014 primarily as a result of a decrease in unrealized losses on available-for-sale debt securities during the period.

Separate account assets and liabilities decreased primarily due to policyholder withdrawals, which was partially offset by increases from market performance during the year.

Liabilities and Stockholders’ Equity

Policyholder deposit funds increased during the nine months ended September 30, 2014 primarily as a result of continued sales of fixed indexed annuities as illustrated in the table below entitled “Annuity Funds on Deposit.”

Dividend obligations increased during the nine months ended September 30, 2014 primarily as a result of an increase in unrealized gains of $122.9 million on the assets supporting the closed block which are included in the dividend obligation.

The decrease in other liabilities is primarily due to the decrease in derivative liabilities due to the expiration of some of the call options in the first quarter.

The decrease in total stockholders’ equity was primarily a result of the net loss recognized for the nine months ended September 30, 2014.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$5,623.0	$5,216.6	$5,502.4	$5,042.1
Deposits	221.7	166.5	593.1	514.2
Performance and interest credited	(16.9)	173.6	148.3	358.6
Fees	(17.8)	(18.6)	(53.8)	(51.7)
Benefits and surrenders	(178.5)	(173.8)	(558.5)	(498.9)
Balance, end of period	$5,631.5	$5,364.3	$5,631.5	$5,364.3

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Annuity funds on deposit increased $8.5 million and $147.7 million during the three months ended September 30, 2014 and 2013, respectively. The smaller increase in funds on deposit was due primarily to market performance, with less significant increases in equity markets during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in market performance was partially offset by an increase in deposits primarily due to the increased sales of the fixed indexed annuity business.

Annuity funds on deposit increased $129.1 million and $322.2 million during the nine months ended September 30, 2014 and 2013, respectively. The smaller increase in funds on deposit was due primarily to market performance, with less significant increases in equity markets during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition to the decrease in market performance were additional benefits and surrenders of the variable annuity business which is consistent with the overall higher surrender rates being experienced in the variable annuity business as this business ages. The decrease in the funds on the deposit were partially offset by continued strong sales of the fixed indexed annuity business.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$1,092.7	$1,016.8	$1,089.3	$1,014.3
Deposits	18.5	18.3	52.2	56.1
Performance and interest credited	(17.0)	62.1	32.0	122.4
Fees and cost of insurance	(17.4)	(19.0)	(53.2)	(56.2)
Benefits and surrenders	(20.4)	(25.9)	(63.9)	(84.3)
Balance, end of period	$1,056.4	$1,052.3	$1,056.4	$1,052.3

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Variable universal life funds on deposit decreased $36.3 million during the three months ended September 30, 2014 and increased $35.5 million during the three months ended September 30, 2013. The decrease in the current year compared to the prior year was market performance, with less significant increases in equity markets during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Variable universal life funds on deposit decreased $32.9 million during the nine months ended September 30, 2014 and increased $38.0 million during the nine months ended September 30, 2013. The decrease in the current year compared to the prior year was market performance, with less significant increases in equity markets during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$1,797.2	$1,842.1	$1,818.2	$1,837.9
Deposits	79.6	81.7	244.4	270.0
Interest credited	17.9	18.7	52.6	56.3
Fees and cost of insurance	(86.1)	(90.8)	(259.6)	(265.5)
Benefits and surrenders	(21.5)	(23.6)	(68.5)	(70.6)
Balance, end of period	$1,787.1	$1,828.1	$1,787.1	$1,828.1

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Universal life funds on deposit decreased $10.1 million and $14.0 million during the three months ended September 30, 2014 and 2013, respectively. The overall declines in universal life continue to be the result of fewer deposits as the overall inforce levels decrease.

Universal life funds on deposit decreased $31.1 million and $9.8 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to fewer deposits as the overall inforce levels decrease.

Contractual Obligations and Commercial Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2014, the Company had unfunded commitments of $250.0 million under such agreements, of which $19.1 million is expected to be funded by December 31, 2014.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2014, the Company had open commitments of $93.4 million under such agreements which are expected to be fully funded by March 15, 2015.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations, commitments and other purchase arrangements as described in the 2013 Form 10-K.

Obligations Related to Pension and Post-employment Employee Benefit Plans

As of September 30, 2014, there were no material changes to our obligations related to pension and post-employment employee benefit plans as described in the 2013 Form 10-K.

During the three months ended September 30, 2014, we made contributions of $4.2 million to the pension plan. During the nine months ended September 30, 2014, we made contributions of $11.8 million to the pension plan. We do no expect to make any additional contributions to the pension plan by December 31, 2014.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effectively immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”). The Company took advantage of this in the third quarter of 2014 which resulted in the Company not expecting any further contributions for the remainder of 2014.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 15 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 21 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2014, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $735.2 million at December 31, 2013 to $774.9 million at September 30, 2014. The principal factor resulting in this increase was consolidated net income of $104.6 million offset by $41.3 million of dividends declared during the first nine months of 2014.

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

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2013 Form 10-K. There were no material changes in our exposure to operational or market risk at September 30, 2014 compared with December 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2013 Form 10-K. There were no material changes in our market risk exposure at September 30, 2014 compared with December 31, 2013.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at September 30, 2014. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of September 30, 2014 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2013 Form 10-K which was filed on August 6, 2014.

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form10-K for the year ended December 31, 2013 with the SEC on August 6, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 17, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 21, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

Cost of Insurance Cases

On September 23, 2014, U.S. Bank National Association, as securities intermediary for Lima Acquisition LP, filed a complaint against Phoenix Life’s subsidiary, PHL Variable, as a defendant in the United States District Court for the District of Connecticut. On October 16, 2014, the plaintiff amended its complaint to add Phoenix Life as a defendant. In its complaint, the plaintiff challenges the cost of insurance rate adjustments implemented by PHL Variable and Phoenix Life in 2011 (C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn).

On October 31, 2014, SPRR LLC filed suit against PHL Variable, on behalf of itself and other similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

See “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. As of September 30, 2014, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: November 21, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer