Form 10-K
period 2014-12-31
PHOENIX COMPANIES INC/DE
filed 2015-03-31
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2014, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.3 billion based on the last reported sale price of $48.39 per share of the common stock on the New York Stock Exchange on that date. On March 25, 2015, the registrant had 5.8 million shares of common stock outstanding; it had no non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference to Part III of this Annual Report on Form 10-K.

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “2014 Form 10-K”), being filed by The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company” or “Phoenix”), contains audited consolidated financial statements of the Company for the years ended December 31, 2014, 2013 and 2012, and unaudited quarterly consolidated financial statements and financial information of the Company for each of the quarterly periods (including six and nine month periods) of 2014 and 2013, all of which are presented on a restated or revised basis to the extent contained in a periodic report previously filed by the Company with the Securities and Exchange Commission (the “SEC”), and except as indicated below, generally with the same level of disclosure as would be contained in such periodic reports of the Company, and with appropriate indication of the financial statements being restated or revised, as the case may be (the “Previously Issued Financial Statements”).

This 2014 Form 10-K also corrects the Previously Issued Financial Statements for certain known errors, some of which are recorded in preceding SEC periodic reports as out-of-period adjustments, and includes a note to financial statements regarding the impact of these prior period adjustments.

The Company filed a Current Report on Form 8-K with the SEC on February 6, 2015 disclosing its conclusion that the financial statements of the Company for the year and three-months ended December 31, 2013 and the three-months ended June 30, 2014 as contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, should no longer be relied upon and should be restated (the “Phoenix Restatement”). The other Previously Issued Financial Statements which are not restated but revised did not contain material errors, in the judgment of management of the Company, but are being revised to correct all prior period errors, whether or not previously identified and disclosed, as required by United States Generally Accepted Accounting Principles (“U.S. GAAP”).

This 2014 Form 10-K restates or revises, as applicable, the following financial statements and financial information of the Company: (i) the selected financial data as of and for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010; (ii) the consolidated statement of income and comprehensive income, statement of cash flow and statement of changes in stockholders’ equity for the year ended December 31, 2012; (iii) the consolidated statement of income and comprehensive income, balance sheet, statement of cash flow and statement of changes in stockholders’ equity for the year ended December 31, 2013; and (iv) the consolidated statements of income and comprehensive income for the quarterly and year-to-date periods ending March, June and September of 2013 and 2014, as well as the associated consolidated balance sheets, statements of cash flow and statements of changes in stockholders’ equity for each of the respective periods.

This 2014 Form 10-K also includes the following explanatory disclosures: (i) Note 2 “Restatement and Revision of Previously Reported Financial Information” discussing the cause and impact of the Phoenix Restatement and the correction of errors in the periods being restated or revised; (ii) table headers, where appropriate, indicating the financial information in specified columns is restated or revised; (iii) controls and procedures disclosures under Part II, Item 9A, describing material weaknesses in internal control over financial reporting identified by the Company and the related plan of remediation; and (iv) an amended Management’s Discussion and Analysis comparing the results of the fiscal year ended 2013 with those of 2012.

This 2014 Form 10-K is being filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for each of the quarterly periods in 2013 and the first three quarterly periods in 2014. Neither the notes to the interim financial statements noted above nor Management’s Discussion and Analysis for each interim period of 2014 as compared to the corresponding interim periods in 2013 are included. The errors corrected in the Phoenix Restatement were discovered when the Company conducted its annual assumption review (or “Unlock”) in accordance with U.S. GAAP during the fourth quarter of 2014. Certain errors were identified in its Universal Life business, where results did not align with management’s expectations. Upon further investigation, management determined that certain components of the Company’s Unlock conducted in the fourth quarter of 2013 or the 2013 Unlock contained errors deemed to be material to the year ended and three months ended December 31, 2013, and that immaterial errors relating to its second quarter 2014 financial statements, aggregated with the previously recorded $6.2 million in out-of-period adjustments in that quarter, were deemed to be material to the financial statements for the three months ended June 30, 2014. The 2013 Unlock and the adjustment of out-of-period errors, as well as corrections made in accordance with ASC 250, “Accounting Changes and Error Corrections,” are described in more detail in Note 2 “Restatement and Revision of Previously Reported Financial Information.”

The errors identified in the Previously Issued Financial Statements are in areas of internal control over financial reporting previously identified and disclosed by the Company as containing material weaknesses and have not resulted in the identification of any new material weaknesses.

Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Further, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014. These material weaknesses have not been fully remediated as of the filing date of this 2014 Form 10-K.

For additional information regarding the risks associated with the Phoenix Restatement and the weaknesses in internal control over financial reporting identified by the Company, see the risk factors under “Item 1A: Risk Factors” in Part I of this 2014 Form 10-K. For a description of material weaknesses and management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as well as management’s current remediation efforts and future remediation plans, see “Item 9A: Controls and Procedures” in Part II of this 2014 Form 10-K.

For more information on the matters leading to the Phoenix Restatement, the data previously reported and the out-of-period adjustments, see Note 2 “Restatement and Revision of Previously Reported Financial Information” and Note 26 “Supplemental Unaudited Quarterly Financial Information” to the consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2014 Form 10-K. For more information on the effects of the Phoenix Restatement see “Item 6: Selected Financial Data” for the fiscal years ended December 31, 2014 and 2013 and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

THE PHOENIX COMPANIES, INC.
Annual Report on Form 10-K
For the year ended December 31, 2014

PART I

Item 1.    Business

Overview

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our principal insurance company subsidiaries are Phoenix Life Insurance Company (“Phoenix Life”), domiciled in New York, and PHL Variable Insurance Company (“PHL Variable”), domiciled in Connecticut. Collectively with Phoenix Life and Annuity Company and American Phoenix Life and Reassurance, both domiciled in Connecticut, they are our “Life Companies.” Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. As of December 31, 2014, we had $95.8 billion of gross life insurance in force and $5.7 billion of annuity funds under management.

In 2014, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 93% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits the contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2014, caps ranged from 2.00% to 5.50%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 28% of indexed annuity deposits in 2014 included premium bonuses ranging from 4% to 15% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases at a guaranteed rate established when the contract is sold and that is independent of the growth of the account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2014, approximately 90% of all indexed annuity contracts sold included a GMWB. Certain annuities with a GMWB also include an enhanced withdrawal benefit (“EWB”) that allows for an additional amount of guaranteed income if certain qualifying conditions are met (confinement to a nursing care facility and/or inability to perform activities of daily living). In 2014, approximately 18% of all indexed annuity contracts sold included an EWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2014, approximately 25% of all indexed annuity contracts sold included a GMDB.

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

Many of our variable annuities include guaranteed minimum death (“GMDB”), accumulation (“GMAB”), withdrawal (“GMWB”) and income (“GMIB”) benefits.

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

Term: This product provides insurance coverage for a temporary period of time in return for predetermined premium payments. After the level term period ends, coverage may be renewable annually at higher premium rates. Premiums are invested in our general account.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing more than 14,600 independent producers. In 2014, nearly 2,800 producers sold Phoenix products. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs and enhancing our servicing and support technology.

Saybrus Partners, Inc.: Saybrus, Phoenix’s distribution company, sells Phoenix products through selected independent producers and IMOs and provides consulting services to partner firms in support of policies written by companies other than Phoenix. Saybrus’ revenues consist of commissions based on successful sales.

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

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2014, 93.3% of our total available-for-sale debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2014, 3.2% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our variable and indexed annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge certain of those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2014, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $75.4 million, and the post CVA net mark-to-market exposure was $74.2 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organization (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

Policy Administration

As of December 31, 2014, we had 318,569 life insurance policies and 76,878 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with respect to certain statutory requirements. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

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

Regulation

Our Life Companies are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

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

Our Life Companies file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Phoenix Life is currently undergoing the New York Department of Financial Services (the “NYDFS”) quinquennial market conduct examination. The NYDFS issued the financial examination portion of its report for Phoenix Life on June 26, 2014 and we expect the market conduct portion of its report to be finalized in 2015. The Connecticut Insurance Department issued a financial examination report for PHL Variable on May 28, 2014 and a market conduct examination report for PHL Variable and Phoenix Life on December 29, 2014.

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

Each of our Life Companies reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2014, all of our insurance subsidiaries had RBC ratios in excess of 200% of Company Action Level, the highest regulatory threshold.

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

Employees

At December 31, 2014, we employed approximately 640 people. We have experienced no work stoppages or strikes and consider our relations with our employees to be good. None of our employees are represented by a union.

General Development of Business

With roots dating to 1851, Phoenix was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

The following chart illustrates our corporate structure as of December 31, 2014.

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

Item 1A.    Risk Factors

Risks Related to the Restatements of Prior Period Financial Statements and
our Internal Control Over Financial Reporting

We face risks related to the restatements of our prior period financial statements and the prior period financial statements of our principal insurance company subsidiaries.

As discussed in the Explanatory Note and in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K (and as previously reported in our Current Report on Form 8-K filed with the SEC on February 6, 2015), we concluded that certain of the Company’s previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements (the “Phoenix Restatement”). This Form 10-K contains audited financial statements of the Company for the years ended December 31, 2014, 2013 and 2012 and interim unaudited financial statements presented for each period during the fiscal years 2013 and 2014, in each case presented on a restated and revised basis to the extent previously filed in a periodic report by the Company with the SEC, and other disclosures regarding the Phoenix Restatement.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), and as previously reported in a Current Report on Form 8-K filed with the SEC on November 8, 2012 (as was amended by Forms 8-K/A filed by the Company on March 5, 2013 and April 24, 2013), we concluded that certain of the Company’s previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements (the “Prior Phoenix Restatement”). Additionally, as previously reported by PHL Variable in a Current Report on Form 8-K filed with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013), PHL Variable’s audit committee concluded that certain of PHL Variable’s previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements (the “PHL Variable Restatement”). We refer herein to the Phoenix Restatement, the Prior Phoenix Restatement and the PHL Variable Restatement collectively as the “Restatements.”

On April 1, 2014, we filed with the SEC the 2012 Form 10-K containing audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each period during the fiscal years 2012 and 2011, in each case presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC, and other disclosures regarding the Prior Phoenix Restatement. On April 25, 2014, PHL Variable filed with the SEC its 2012 Annual Report on Form 10-K containing audited financial statements of PHL Variable for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each period during the fiscal years 2012 and 2011, in each case presented on a restated and amended basis to the extent previously filed in a periodic report by PHL Variable with the SEC, and other disclosures regarding the PHL Variable Restatement.

As a result of the Prior Phoenix Restatement, we were not current in our SEC reporting obligations until the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2014, and we did not resume our status as a timely SEC filer until the filing of this Form 10-K within the extension period afforded under Rule 12b-25 of the Exchange Act. Further, while PHL Variable resumed its status as a current SEC filer with the November 21, 2014 filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2014, PHL Variable has not yet resumed its timely SEC filer status, though it expects to do so with the filing of its Annual Report on Form 10-K for the year ended December 31, 2014, within the extension period afforded under Rule 12b-25 of the Exchange Act, on or before April 15, 2015. Although the Company is resuming a timely SEC periodic report filing schedule with respect to its SEC periodic reports with the filing of this Form 10-K, the Company expects to continue to face many of the risks and challenges related to the Restatements, including the following:

•
In the process of restating our prior period financial statements, we identified material weaknesses in our internal control over financial reporting, which existed as of December 31, 2014 and are reported under Item 9A “Controls and Procedures” in this Form 10-K and we may fail to remediate these material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•
The extraordinary processes undertaken to effect the Restatements, including restatements of our insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors, and our financial statements remain subject to the risk of future restatement, which may impact our ability to timely complete our future SEC filings;

•
The outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatements and the failure by the Company and PHL Variable to have filed certain previously delayed SEC reports on a timely basis;

•
The incurrence of significant expenses, including audit, consulting and other professional fees, related to the Restatements, the completion of our financial statements on a timely and accurate basis and the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures and the negative impact of those expenses on the financial resources of the holding company and its ability to meet its obligations;

•	Diversion of management and other human resources attention from the operation of our business associated with the Restatements and remediation of our internal controls;

•
Risks associated with PHL Variable’s ability to timely file its Annual Report on Form 10-K for the year ended December 31, 2014, the PHL Variable Restatement, and PHL Variable’s ability to amend and update its existing registration statements on a timely basis filed under the Securities Act and the Investment Company Act, as well as risks associated with Phoenix Life’s ability to amend and update on a timely basis its existing registration statements, or file new registration statements, under the Securities Act and the Investment Company Act;

•
Risks associated with the ongoing compliance obligations of the Company and PHL Variable under the SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”), as was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”), and the risk of noncompliance with such Amended Order;

•
The risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect the Prior Phoenix Restatement and the PHL Variable Restatement did not satisfy our obligations to file amended reports to each of the applicable previously filed Forms 10-K and 10-Q. We cannot provide assurance that such comprehensive reports satisfied our filing obligations and, if it is ultimately determined that they did not, we may be required to amend such comprehensive reports and/or file other amended reports. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition; and

•	Risks associated with our insurance company subsidiaries’ failure to file timely and accurate reports with state regulatory authorities.

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

As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2014. Some of the interim measures we have taken to address weaknesses in our internal control over financial reporting are manual, which are more time consuming to prepare, more prone to errors than computerized systems, and require more exhaustive audit processes. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls and to replace interim measures taken to address weaknesses could result in further restatements of financial statements and correction of other information filed with the SEC or delays in the filing of future SEC reports, the inability to update or file new registration statements covering the offer and sale of product offerings of our insurance company subsidiaries and the ability to access public markets for the offer and sale of our securities.

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which became effective December 15, 2014. We intend to implement the 2013 COSO framework into our assessment of our internal control over financial reporting during 2015, which may reveal other deficiencies in our internal controls that may rise to the level of material weakness. Such an occurrence, or a failure to effectively remedy such a material weakness, could adversely affect investor confidence in the accuracy and timeliness of our financial reports. Failure to implement the 2013 COSO framework in 2015 may subject us to further scrutiny from the SEC.

The extraordinary processes undertaken to effect the Restatements may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of the Restatements involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this Form 10-K and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure you that these extraordinary processes were adequate to identify and correct all material errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

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

As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, and that we will be able to timely complete our SEC filings for periods subsequent to this Form 10-K.

The Company’s and PHL Variable’s respective restatements and failure to timely file certain historical SEC periodic reports, as well as reported weaknesses in internal control over financial reporting and the failure to have compliant registration statements under the Securities Act and the Investment Company Act covering certain insurance products offered by PHL Variable and Phoenix Life, may subject the Company, PHL Variable and Phoenix Life to a broad range of potential actions that may be taken by the SEC including, but not limited to, SEC cease-and-desist orders, suspension of trading of our securities, deregistration of our securities and/or the assessment of possible civil monetary penalties and claims may be brought by other parties based on these and other restatement-related matters.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating.

We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with certain variable and fixed indexed annuity liabilities. Certain derivative counterparty agreements of certain subsidiaries contain provisions that permit the parties to terminate the agreements upon the occurrence of a default under the indenture covering our 7.45% Quarterly Interest Bonds due 2032. In addition, certain of these agreements require our insurance companies’ financial strength rating to be above a certain threshold. Given that our financial strength ratings are below a specified credit rating threshold in certain of our derivative agreements, the counterparties can request immediate payment, demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. In certain derivative counterparty agreements, our financial strength ratings have been below the specified threshold levels since March 2009 and, when requested, the Company has provided collateralization on those derivative instruments.

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

The process of undertaking the Restatements, the preparation of previously delayed SEC reports, the efforts otherwise necessary for the Company and PHL Variable to become current and timely filers under the Exchange Act and the ongoing remediation of material weaknesses in internal control over financial reporting have diverted, and continue to divert, management and other human resources from the operation of our business.

The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company spent significant time on the Restatements, and continue to spend significant time on the preparation of SEC filings, related disclosures, remediation of disclosure controls and procedures and internal control over financial reporting of the Company and its insurance company subsidiaries, and efforts otherwise necessary for the Company and PHL Variable to each become current and timely filers under the Exchange Act. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business. In addition, current, accurate financial information is essential to the management of our complex business, including controlling the financial risk associated with the products that the Company offers and sells through its subsidiaries.

PHL Variable and Phoenix Life are delayed in filing with the SEC amendments to existing registration statements, or filing new registration statements, under the Securities Act or the Investment Company Act covering the offer and sale of certain of their respective insurance products, and errors were found in certain audited and unaudited Statutory financial statements of PHL Variable and Phoenix Life, any or all of which may have a material adverse impact on the business and financial condition of the Company.

We conduct the majority of our business through Phoenix Life and its indirect subsidiary, PHL Variable. PHL Variable previously announced that it will continue to not issue any new SEC-registered life insurance and annuity contracts until new registration statements or amendments to existing registration statements covering the offer and sale of these products have been filed with and declared effective by the SEC.

In addition, until the Company’s insurance company subsidiaries have filed with the SEC new registration statements or amendments to their existing registration statements covering their products, and those new registration statements or amendments are effective, there will be ongoing uncertainty regarding our ability to continue to accept premiums, or to process certain other investment transaction requests, associated with the outstanding SEC-registered life insurance and annuity contracts of our insurance company subsidiaries. In such an event, these actions may have a material adverse impact on our future revenues, our competitive position and consumer perception of our products, and our retention of existing contracts and may result in claims related to these SEC-registered products against us and our insurance company subsidiaries, any of which could have a material adverse effect on the Company’s business and financial results. In addition, in connection with its product offerings, PHL Variable relies on third-party vendors to supply vendor-generated products. PHL Variable’s failure to file new registration statements or amendments to existing registration statements may cause such vendors to terminate their relationships with PHL Variable, which in turn may cause PHL Variable to terminate many of its product offerings.

As a result of the Restatements, certain errors were found in our insurance company subsidiaries’ Statutory financial statements filed with the applicable state insurance regulators. Those errors were corrected in subsequent filings with the applicable state insurance regulators. We do not believe the state insurance regulators will deem it necessary to adjust our insurance company subsidiaries’ historical unaudited Statutory financial statement filings with the applicable state insurance regulators. However, we concluded that the audited Statutory financial statements for the year ended December 31, 2012 filed by Phoenix Life with its applicable state insurance regulators, which restate Statutory financial statements for the year ended December 31, 2011, materially differ from the annual unaudited Statutory financial statements for the year ended December 31, 2012 previously filed by Phoenix Life. Also, the fact of the insurance company subsidiaries’ U.S. GAAP financial statement restatements and the delay in PHL Variable’s filing of periodic reports with the SEC could result in various regulatory bodies conducting examinations or investigations and/or making inquiries of our insurance company subsidiaries and the Company concerning compliance with applicable laws and regulations, which may increase our compliance costs and the potential for regulatory investigations or proceedings or other claims. Any existing or future litigation, investigations, proceedings or claims that we and the insurance company subsidiaries are or could become involved in, or become the subject of, could have a material adverse effect on the business and financial condition of the Company.

Our insurance company subsidiaries’ failure to file, or timely file, audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance company subsidiaries are required to file audited Statutory financial statements with the applicable regulatory authorities annually. As a result of the U.S. GAAP restatements of prior period financial statements of the Company and its insurance company subsidiaries, the insurance company subsidiaries filed their respective audited Statutory financial statements for 2012 and 2013 after the initial due date, but within extensions granted by their respective domiciliary insurance regulators. Any delays in connection with the filing of audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

•
Realized and unrealized losses in alternative asset classes. We invest in private equity funds, mezzanine funds, and other limited partnerships, which generate returns that are more volatile than other asset classes and are relatively illiquid and, therefore, may be harder to value or sell in adverse market conditions.

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

Persistent low interest rates may also result in higher GAAP insurance liabilities. The long-term liability for profits followed by losses on the universal life business is particularly sensitive to interest rates.

Persistent low interest rates could also result in higher statutory reserve and capital requirements. Our insurance company subsidiaries are subject to annual asset adequacy testing, which requires additional reserves to be posted if projected asset cash flows and future premiums are not able to support future policy claims and surrenders under a range of possible scenarios.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. We are, and in the future may be, subject to and involved in legal actions and proceedings in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Furthermore, certain institutional investors have purchased, or may purchase in the future, large numbers of life insurance policies in the secondary market and have asserted, or may assert, claims against us before regulatory agencies and in litigations. Substantial legal liability in these or future legal actions could have an adverse effect on us or cause us reputational harm, which in turn could, among other items, harm our business prospects, result in regulatory or legislative responses and have an adverse effect on our consolidated financial statements.

In addition to potential for legal actions and proceedings related to the ordinary course of our business, there is a risk of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatements and the failure by the Company and PHL Variable to file SEC reports on a timely basis and the failure by our insurance company subsidiaries to have compliant registration statements covering certain insurance products offered and sold by them. The Company is providing information to the staff of the SEC in connection with the Restatements, which may result in further regulatory actions by the SEC. The potential outcomes and claims are unpredictable and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Downgrades or withdrawals of debt and financial strength ratings could result in an increase in policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign Phoenix Life and its insurance company subsidiaries financial strength ratings, and assign us debt ratings, based in each case on their opinions of the Company’s or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. The Company, its insurance company subsidiaries and their securities have been placed on negative credit ratings watch and/or downgraded or withdrawn by certain rating agencies in connection with the events which caused the need for the Restatements and the failure to timely file the 2012 Form 10-K, the 2013 Form 10-K and certain of our other previously delayed SEC reports. These developments and any other events that could affect the ability of the Company to pay claims may cause downgrades or withdrawals which may cause reputational damage. This could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency.

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

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for some purchases of our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third-party investors who, at the time of policy origination, had no insurable interest in the insured.

Deviations in experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). However, most of our contracts are currently at or close to their minimum guaranteed crediting rates. In 2011 and 2010, we implemented increases in the cost of insurance (“COI”) rates for certain universal life policies. However, these and any other permitted adjustments do not allow us to recoup past losses and may not be sufficient to maintain profitability in the future. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Our fixed indexed annuity products have required us to make pricing assumptions about the behavior of policyholders in a market segment with which we are not historically familiar and for product features for which there is limited long-term industry experience. In particular, if our pricing assumptions with respect to persistency and benefit utilization in the future prove inaccurate, we may experience an adverse impact on our results of operations or financial condition.

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

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by our insurance company subsidiaries, changes in interest rates and equity market levels, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, changes in the capital models or applicable risk factors and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. One or more of these factors could significantly decrease statutory surplus or increase required RBC. If so, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, finance, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us.

Our business operations and results could be adversely affected by inadequate performance of third-party relationships, including with respect to cyber security.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure including cyber security, application systems support, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll and employee benefit programs.

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

The Phoenix Companies, Inc. is a holding company and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the surplus and earnings of Phoenix Life and the ability of this subsidiary to pay dividends or to advance or repay funds. Payments of dividends and advances or repayment of funds by Phoenix Life are restricted by the applicable laws and regulations, including laws establishing minimum solvency and liquidity thresholds. Changes to these laws or the application or implementation of those laws by regulatory agencies could constrain the ability of the holding company to meet its debt obligations and corporate expenses.

In 2013 and 2014, The Phoenix Companies, Inc. made capital contributions for the benefit of PHL Variable Insurance Company and incurred significant restatement expenses related to audit, consulting and legal fees. The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations.

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

It is possible that future accounting standards which we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data - Adoption of New Accounting Standards” in this Form 10-K for additional information.

Item 1B.    Unresolved Staff Comments

As of December 31, 2014, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.    Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. As of December 31, 2014, we also leased space in one garage in Hartford, Connecticut for employee parking. Property is also leased for our home office in East Greenbush, New York.

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

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable remain subject to these obligations. Pursuant to the Orders, Phoenix and PHL Variable were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and PHL Variable paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against Phoenix, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped Phoenix as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleging that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. This case has been settled, and the settlement does not have a material impact on Phoenix’s financial statements.

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

The Fleisher Litigation, the U.S. Bank N.Y. Litigations and the Tiger Capital Litigation are scheduled for consecutive trials commencing on June 15, 2015.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions. On March 23, 2015, an Administrative Law Judge (“ALJ”) in Wisconsin ordered PHL Variable to pay restitution to current and former owners of seven policies and imposed a fine on PHL Variable which, in a total amount, does not have a material impact on PHL Variable’s financial position (Office of the Commissioner of Insurance Case No. 13- C35362). PHL Variable disagrees with the ALJ’s determination and intends to appeal the order.

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

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of March 25, 2015, there were 96,598 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 2,808,719 shares in 2001 and 275 shares in the 13 years ended December 31, 2014. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Throughout 2014, we issued an aggregate of 13,063 restricted stock units (“RSUs”) to eight of our nine independent directors who served during the year in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) and Regulation D of the Securities Act. Each of the RSUs is potentially convertible into one share of our common stock.

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

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2014 and 2013. The closing price of our common stock was $68.87 per share at December 31, 2014.

	2014		2013
	High	Low	High	Low
First Quarter	$61.40	$41.22	$31.15	$24.26
Second Quarter	$56.61	$38.07	$44.78	$26.03
Third Quarter	$64.89	$46.47	$43.60	$36.19
Fourth Quarter	$70.92	$51.45	$61.54	$35.25

Dividends

In 2014, 2013 and 2012, we did not pay any stockholder dividends.

Stock Performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Life and Health Insurance Index for the period December 31, 2009 through December 31, 2014.

The indices assume that $100 was invested on December 31, 2009, with dividends being reinvested.

Item 6.    Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2014 is reflected in the schedule that follows. We obtained the balance sheet data for the years ended December 31, 2014 and 2013 and the income statement data for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2011 and 2010 has been obtained from our consolidated financial statements which are not contained in this report. Our historical results should not be viewed as indicative of results expected for any future period.

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

Selected Financial Data:	For the years ended December 31,
($ in millions, except per share data)	2014	2013	2012	2011	2010
		As restated	As revised	As revised	As revised
Income Statement Data [1]
Premiums	$332.1	$351.6	$402.3	$449.4	$507.9
Fee income	545.1	550.3	556.0	596.9	633.6
Net investment income	830.9	789.7	827.8	824.0	841.3
Net realized investment gains (losses):
Total OTTI losses	(7.7)	(7.0)	(50.8)	(65.8)	(107.7)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.4)	(4.8)	22.9	38.5	58.7
Net OTTI losses recognized in earnings	(8.1)	(11.8)	(27.9)	(27.3)	(49.0)
Net realized investment gains (losses), excluding OTTI losses	(33.1)	27.8	11.1	(5.3)	37.4
Net realized investment gains (losses)	(41.2)	16.0	(16.8)	(32.6)	(11.6)
Gain on debt repurchase	—	—	11.9	0.2	—
Total revenues	$1,666.9	$1,707.6	$1,781.2	$1,837.9	$1,971.2
Total benefits and expenses	$1,862.1	$1,669.5	$1,934.7	$1,843.3	$2,005.7

Income (loss) from continuing operations	$(205.7)	$29.6	$(148.8)	$(17.8)	$(27.4)
Loss from discontinued operations, net of income taxes	(3.5)	(2.9)	(15.6)	(21.6)	(3.6)
Net income (loss)	(209.2)	26.7	(164.4)	(39.4)	(31.0)
Less: Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6	(0.5)	(0.5)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(213.2)	$26.0	$(165.0)	$(38.9)	$(30.5)

Basic Income (Loss) Per Share [2]
Income (loss) from continuing operations	$(36.48)	$5.04	$(25.90)	$(2.98)	$(4.64)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(37.09)	$4.53	$(28.60)	$(6.69)	$(5.26)
Diluted Income (Loss) Per Share [2]
Income (loss) from continuing operations	$(36.48)	$5.01	$(25.90)	$(2.98)	$(4.64)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(37.09)	$4.51	$(28.60)	$(6.69)	$(5.26)

Dividends per share	$—	$—	$—	$—	$—

Balance Sheet Data
Cash and investments	$16,750.1	$16,083.1	$16,228.7	$15,294.7	$14,211.3
Total assets	$21,745.9	$21,641.1	$21,634.9	$21,491.9	$21,126.7
Indebtedness	$378.9	$378.8	$378.8	$426.9	$427.7
Total liabilities	$21,399.3	$21,039.8	$21,123.5	$20,800.5	$20,322.9
Total stockholders’ equity	$346.6	$601.3	$511.4	$691.4	$803.8

Combined Statutory Data
Premiums, deposits and fees [3]	$1,258.5	$1,201.6	$1,379.0	$1,508.0	$1,226.1
Net income (loss)	$91.1	$(108.1)	$208.7	$157.9	$188.1
Capital and surplus [4]	$609.2	$597.0	$793.6	$728.8	$658.5
Asset valuation reserve (“AVR”) [5]	158.3	150.6	136.4	124.2	108.0
Capital, surplus and AVR	$767.5	$747.6	$930.0	$853.0	$766.5
———————

[1]	The reclassification of PFG and PLARNY to discontinued operations has been reflected for all years.

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

[4]
In accordance with accounting practices prescribed by the NYDFS, Phoenix Life’s capital and surplus includes $126.2 million, $126.1 million, $126.1 million, $174.2 million and $174.1 million of surplus notes outstanding at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

[5]	Amounts include both the Phoenix Life and PHL Variable AVR. AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatements, including restatements of our insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatements and the failure by the Company and PHL Variable to have filed certain previously delayed SEC reports on a timely basis; (iv) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (vi) the incurrence of significant expenses, audit fees and consulting fees related to the restatement of our prior period financial statements; (vii) diversion of management and other human resources from the operation of our business; (viii) risks associated with PHL Variable’s ability to timely file its Annual Report on Form 10-K for the year ended December 31, 2014, the PHL Variable Restatement, and PHL Variable’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; (ix) risks associated with ongoing compliance obligations of the Company and PHL Variable under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (x) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect the Prior Phoenix Restatement and the PHL Variable Restatement did not satisfy our filing obligations and that we may be required to file additional reports to effect such restatements; and (xi) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition at December 31, 2014 and 2013; our consolidated results of operations for the years 2014, 2013 and 2012; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and our consolidated financial statements in this Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

During the Company’s annual assumption review (or “Unlock”) performed in the fourth quarter of 2014, management determined that certain components of the 2013 Unlock contained errors that were determined to be material to certain periods. The Company filed a Current Report on Form 8-K with the SEC on February 6, 2015 disclosing its conclusion that the financial statements of the Company for the year and three-months ended December 31, 2013 and the three-months ended June 30, 2014 as contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, should no longer be relied upon and should be restated. During the restatement process, the Company revised all other prior periods to correct all prior period errors, whether or not previously identified and disclosed. The impact of the restatement of the Company’s consolidated financial statements is detailed in Note 2 “Restatement and Revision of Previously Reported Financial Information” to our consolidated financial statements and under “Item 8: Financial Statements and Supplementary Data” in this 2014 Form 10-K. The errors identified are in areas of internal control over financial reporting previously identified and disclosed by the Company as containing material weaknesses and have not resulted in the identification of any new material weaknesses. These weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures and the Company’s remediation plans are more fully described in “Item 9A: Controls and Procedures” in Part II of this 2014 Form 10-K.

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

In 2014, 99% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 93% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

A gradually declining amount of our Life and Annuity segment earnings are derived from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings continue to meet or exceed expected cumulative earnings. See Note 5 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the closed block.

Our Life and Annuity segment’s profitability is driven by interaction of the following elements:

•
Fees on life and annuity products consist primarily of: (i) COI charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk or “NAR”); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are subject to the same variability and risk, and these factors can vary significantly from period to period, particularly the impact from changes in interest rates.

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

•
Deferred policy acquisition cost (“DAC”) amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a change in estimated gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience (or “unlock”), which can result in material changes in amortization for the period of the unlock.

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

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets. The liability increased more significantly in the current year compared to the prior year as a result of decreases in the new money yield for the year, and a change in the slope of the forward curve, which indicates the market expectation of future changes in interest rates.

As part of the annual assumption review and unlock, assumptions used in the calculation of the liability for PFBL are updated. In both 2013 and 2014, updates were made to long-term mortality assumptions that impacted expected future gross profits favorably. These updates resulted in an unlock benefit of $13.0 million for the year ended December 31, 2014 and a benefit of $129.9 million for the year ended December 31, 2013.

◦
While mortality has overall remained relatively stable between the 2013 and 2014 periods, the impact on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in the expected policyholder dividends. While mortality in the closed block improved in 2014, mortality outside of the closed block was worse in 2014, resulting in higher benefit expenses for the year. On an overall basis, mortality is in line with our expectations for the year.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by changes in actual policyholder behavior and expected policyholder behavior, as well as market changes and investment results. The most significant driver of changes in liabilities associated with guaranteed benefits is the fixed indexed annuity business. As a result of realized losses on the investments that are used to hedge this business, the liability accrual for the year ended December 31, 2014 was less than that for the year ended December 31, 2013. Generally, realized losses on the derivatives used to hedge this business will be offset by a benefit to the guaranteed benefit liabilities.

•
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are due to realized gains / losses on the underlying investment portfolios, and changes due to the annual assumption review and unlock. Realized losses on the derivatives that are used to hedge the fixed indexed annuity business have provided benefits to amortization for the year ended December 31, 2014, while the assumption updates implemented as part of the annual unlock provided a benefit for the year ended December 31, 2013 and a loss for the year ended December 31, 2014.

•
Net realized investment gains or losses. Net realized investment gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the equity markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. In 2014, there were realized losses on the embedded derivatives, while there were gains on the variable annuity embedded derivatives and losses on the fixed indexed annuity embedded derivative in 2013. In 2014, the losses on the embedded derivatives were primarily driven by the continued decline of interest rates and increased volatility in the equity markets.

•
Income taxes. The effective tax rate for 2014 and 2013 was (5.4)% and 22.3% respectively. The primary drivers of the differences between the effective tax rate and the U.S. tax statutory rate of 35.0% in 2014 are increases in the valuation allowance on the pre-tax loss, expired tax attribute carryforwards and the dividends received deduction. The primary drivers of the differences between the effective tax rate and the U.S. tax statutory rate of 35.0% in 2013 are decreases in the valuation allowance on the pre-tax loss, expired tax attribute carryforwards and the dividends received deduction.

Since its formation in 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue in 2014 was $37.5 million, compared with $26.8 million in 2013. Of these amounts, revenue of $11.5 million and $9.2 million was earned from the sales of Phoenix life and annuity products in 2014 and 2013, respectively. Operating expenses increased to $31.3 million in 2014 from $23.7 million in 2013. The change was primarily driven by an increase in compensation related expenses.

Strategy and Outlook

Since 2009, we have pursued a strategy focused on balance sheet strength, policyholder service, operational efficiency and profitable growth. Within the growth portion of the strategy, we shifted our target market to middle market and mass affluent families and individuals planning for or living in retirement and focused the majority of our efforts on building and distributing a competitive portfolio of fixed indexed annuity products. On a smaller scale, we developed life insurance products for the same target market. In addition, we established a distribution company to sell Phoenix products through independent marketing organizations and producers and provide consulting services to partner firms in support of policies written by companies other than Phoenix. These efforts have produced a firm foundation for continued growth, even as our business remains sensitive to general economic conditions and capital market trends including equity markets and interest rates.

We believe there is significant demand for our products among middle market and mass affluent households, which have a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement, income replacement and death benefits. The current low interest rate environment provides limited opportunities for consumers to protect principal and generate predictable income. Our fixed indexed annuity products are positioned favorably vis-à-vis traditional investments such as conventional fixed annuities and bank certificates of deposits since they offer principal protection, lifetime income options and earnings potential tied to stock market indices.

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency for certain blocks of in force business. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“EGPs”) in the DAC and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models.

Impact of New Accounting Standards

For a discussion of accounting standards and changes in accounting, see Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize DAC based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to EGMs arising principally from investment results, mortality, dividends to policyholders and expense margins. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to EGPs discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s consolidated balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. Both EGMs and EGPs are based on historical and anticipated future experience which is updated periodically.

DAC is adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

The projection of EGPs and EGMs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs and EGMs are generally projected for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events.

The Company has updated a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates made over the last several years resulting in a change to future gross profits and the amortization of DAC, SIA and URR are related to changes in expected premium persistency, the incorporation of a mortality improvement assumption, and other updates to mortality based on updated experience. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses. The unlock provided a benefit of approximately $4 million for the year ended December 31, 2014 and a benefit of $127.3 million for the year ended December 31, 2013.

See Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information related to DAC.

Policy Liabilities and Accruals

Future policy benefits are generally payable over an extended period of time and related liabilities are calculated recognizing future expected benefits, expenses and premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policyholder behavior, investment returns, inflation, expenses and other contingent events as appropriate. These assumptions are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a cohort basis, as appropriate. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

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

We expect that our universal life block of business will generate profits followed by losses and, therefore, we establish an additional liability (“PFBL”) to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

See Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information.

Embedded Derivative Liabilities

We make guarantees on certain variable annuity contracts, including GMAB, GMWB and combination rider (“COMBO”) as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including the equity volatility and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The value of the index credits in future years is estimated to be the budgeted amount. The budget amount is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

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

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2014 fair value of $160.7 million would increase to $170.5 million if the spread were decreased by 50 basis points. If the spread were increased by 50 basis points, the fair value would decrease to $151.7 million.

Valuation of Debt and Equity Securities

We classify our debt and equity securities as available-for-sale and report them in our consolidated balance sheets at fair value. Fair value is based on quoted market price or external third-party information, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of Securities by Pricing Source: [1]	As of December 31, 2014
($ in millions)	Fixed Maturities at Fair Value	% of Total Fair Value

Priced via independent market quotations	$8,806.4	68.6%
Priced via matrices	3,676.2	28.7%
Priced via broker quotations	52.3	0.4%
Priced via other methods	144.4	1.1%
Short-term investments [2]	149.7	1.2%
Total	$12,829.0	100.0%
———————

[1]	Inclusive of short-term investments.

[2]	Short-term investments are valued at amortized cost, which approximates fair value.

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

An impairment of a debt security, or certain equity securities with debt-like characteristics, is deemed other-than-temporary if:

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

See Notes 3 and 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt and Equity Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes.

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2014.

As of December 31, 2014, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $613.0 million has been recorded on net deferred tax assets of $647.2 million. The remaining deferred tax asset of $34.2 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $79.3 million in continuing operations, an increase of $40.6 million in OCI-related deferred tax balances and an increase of $0.7 million recorded in discontinued operations.

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

See Note 14 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information related to income taxes.

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

The net periodic costs for the plans consider an assumed discount (interest) rate, an expected rate of return on plan assets and trends in health care costs. Of these assumptions, our expected rate of return assumptions, and to a lesser extent our discount rate assumptions, have historically had the most significant effect on our net period costs associated with these plans. The Company uses a building block approach in estimating the long-term rate of return for plan assets by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. Our assumed long-term rate of return for 2014 was 7.50% for our pension plan. Given the amount of plan assets as of December 31, 2013, the beginning of the measurement year, if we had assumed an expected rate of return for our pension that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been a decrease of $5.0 million and an increase of $5.0 million, respectively. These amounts consider only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine our discount rate, used to value the pension and post-employment benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. Our assumed discount rate for 2014 was 4.84% for our pension plan, 4.69% for the supplemental retirement plan and 4.21% for our other post-employment benefit plan. Given the amount of pension and post-employment obligations as of December 31, 2013, the beginning of the measurement year, if we had assumed a discount rate for our pension plans and our other post-employment benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. These amounts consider only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

Net Periodic Costs:	For the year ended December 31, 2014
($ in millions)	Balance after -100 Basis Point Change	Net Pension Expense	Balance after +100 Basis Point Change

Pension plan	$1.0	$0.8	$(0.1)
Supplemental plan	8.9	9.0	8.8
Other post-employment	0.2	0.1	0.1

As of December 31, 2014, the projected benefit obligation for the Company’s pension plan, supplemental plan and other post-employment plan were $714.9 million, $153.7 million and $33.4 million, respectively.

Our assumed discount rate as of December 31, 2014 was 4.10% for our pension plan, 3.97% for the supplemental retirement plan and 3.62% for our other post-employment benefit plan. Given the amount of pension and post-employment obligations as of December 31, 2014, if we had assumed a discount rate for our pension plans and our other post-employment benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in projected benefit obligation would have been as shown in the table below.

Projected Benefit Obligations:	As of December 31, 2014
($ in millions)	Balance after -100 Basis Point Change	Projected Benefit Obligation	Balance after +100 Basis Point Change

Pension plan	$813.7	$(714.9)	$628.0
Supplemental plan	171.8	(153.7)	137.4
Other post-employment	36.0	(33.4)	30.8

The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K information on these and other assumptions used in measuring liabilities relating to the Company’s pension and other post-employment benefits.

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

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on our pension and other post-employment benefits.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	For the years ended December 31,			Increase (decrease) and percentage change
($ in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
		As restated	As revised
REVENUES
Premiums	$332.1	$351.6	$402.3	$(19.5)	(6%)	$(50.7)	(13%)
Fee income	545.1	550.3	556.0	(5.2)	(1%)	(5.7)	(1%)
Net investment income	830.9	789.7	827.8	41.2	5%	(38.1)	(5%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.7)	(7.0)	(50.8)	(0.7)	10%	43.8	(86%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.4)	(4.8)	22.9	4.4	(92%)	(27.7)	(121%)
Net OTTI losses recognized in earnings	(8.1)	(11.8)	(27.9)	3.7	(31%)	16.1	(58%)
Net realized investment gains (losses), excluding OTTI losses	(33.1)	27.8	11.1	(60.9)	NM	16.7	150%
Net realized investment gains (losses)	(41.2)	16.0	(16.8)	(57.2)	NM	32.8	(195%)
Gain on debt repurchase	—	—	11.9	—	NM	(11.9)	(100%)
Total revenues	1,666.9	1,707.6	1,781.2	(40.7)	(2%)	(73.6)	(4%)

BENEFITS AND EXPENSES
Policy benefits	1,119.2	965.1	1,162.4	154.1	16%	(197.3)	(17%)
Policyholder dividends	244.8	235.9	292.1	8.9	4%	(56.2)	(19%)
Policy acquisition cost amortization	119.6	103.1	196.1	16.5	16%	(93.0)	(47%)
Interest expense on indebtedness	28.3	28.3	30.8	—	—%	(2.5)	(8%)
Other operating expenses	350.2	337.1	253.3	13.1	4%	83.8	33%
Total benefits and expenses	1,862.1	1,669.5	1,934.7	192.6	12%	(265.2)	(14%)
Income (loss) from continuing operations before income taxes	(195.2)	38.1	(153.5)	(233.3)	NM	191.6	(125%)
Income tax expense (benefit)	10.5	8.5	(4.7)	2.0	24%	13.2	NM
Income (loss) from continuing operations	(205.7)	29.6	(148.8)	(235.3)	NM	178.4	(120%)
Income (loss) from discontinued operations, net of income taxes	(3.5)	(2.9)	(15.6)	(0.6)	21%	12.7	(81%)
Net income (loss)	(209.2)	26.7	(164.4)	(235.9)	NM	191.1	(116%)
Less: Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6	3.3	NM	0.1	17%
Net income (loss) attributable to The Phoenix Companies, Inc.	$(213.2)	$26.0	$(165.0)	$(239.2)	NM	$191.0	(116%)

Analysis of Consolidated Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

The decrease in net income of $239.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to the following items:

•
Premium revenue decreased $19.5 million for the year ended December 31, 2014 compared with the year ended December 31, 2013 as a result of lower renewal premiums and paid up additions on policies within the closed block due to declining policies in force. The lower premiums in the closed block are offset by reductions in policyholder dividends.

•
Realized losses increased by $57.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. In 2014, there were realized losses on the embedded derivatives both in the fixed indexed annuity business and the variable annuity business, while there were gains on the variable annuity embedded derivatives and losses on the fixed indexed annuity embedded derivative in 2013. In 2014, the losses on the embedded derivatives were primarily driven by the continued decline of interest rates and increased volatility in the equity markets. In 2013, the gains were driven primarily by strong equity market performance decreasing the liability associated with the variable annuity guarantees.

•	The increase in policy benefits expense of $154.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily driven by the following:

◦
A decrease of $121.4 million in the unlock benefit in 2014 related to PFBL and liabilities for guaranteed benefits for which the impact is recorded within policy benefits. In 2013, the benefit recorded was $137.5 million while the benefit recorded in 2014 was $16.1 million. The unlock benefit in the current year is driven primarily by changes in policyholder behavior assumptions in the universal life business, most significantly positive impacts from improved mortality. The benefit in 2013 was driven primarily by the incorporation of a mortality improvement assumption in the universal life business.

◦
An increase of $40.2 million in PFBL, excluding unlock, in 2014 compared to 2013. The increase in PFBL was primarily driven by a decrease in the new money yield for the year and the slope of the forward curve, which indicates the market expectation of future changes in interest rates which reduces expected future profitability and increases the liability.

◦
While overall mortality is better in 2014 than in 2013, mortality outside of the closed block was worse in 2014, resulting in higher policy benefit expense for the year ended December 31, 2014 compared to the year ended December 31, 2013. While the worse mortality in 2014 was in the universal life business, our long-term assumptions for improved mortality continue to result in benefits through the unlocks. The better mortality in the closed block is offset by policyholder dividend expense.

◦
The guaranteed liability for the fixed indexed annuity GMWB and GMDB increased in both periods, excluding unlock, but increased $33.1 million for the year ended December 31, 2014 and increased $60.5 million for the year ended December 31, 2013. The reduction in the current year expense is primarily driven by realized capital losses on the derivative investments used to hedge this business, which generally positively impact the guaranteed benefit liabilities.

•
Operating expenses have increased by $13.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating expenses is primarily due to higher professional fees, including audit, outside consulting and legal expenses in the first quarter of 2014 primarily as a result of the preparation of restated financial statements.

The closed block contributed $24.7 million to net income for the year ended December 31, 2014 compared to $24.8 million for the year ended December 31, 2013. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the decrease in net income are the following:

•
Net investment income increased $41.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net investment income is primarily driven by higher asset levels in the fixed indexed annuity business as the business continues to grow, as well as higher net investment income associated with limited partnerships and other alternative investments due to the increase in value of the underlying funds.

Year ended December 31, 2013 compared to year ended December 31, 2012

The increase in net income of $191.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to the following items:

•
Net realized investment gains, excluding OTTI, of $27.8 million were recognized for the twelve months ended December 31, 2013 compared to net realized investment gains, excluding OTTI, of $11.1 million for the twelve months ended December 31, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on derivatives that are used to hedge the risks associated with variable annuity guarantees and the fixed indexed annuity liabilities. For the twelve months ended December 31, 2013 there were losses on the derivatives of $27.7 million, while there were losses of $50.4 million for the twelve months ended December 31, 2012. The continued improvement in the equity markets results in losses on the derivatives that are used to hedge the risk associated with the variable annuity guarantees, that are offset by gains on the derivatives that are used to hedge the risks associated with the fixed indexed annuities. The fixed indexed annuity hedging gains were more significant in 2013 due to more significant increases in the equity market in 2013 than in 2012, as well as additional derivatives purchased as due to continued sales of fixed indexed annuities.

•	The decrease in policy benefits expense of $197.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily driven by the following:

◦
A decrease of $180.1 million in the unlock of PFBL and guaranteed benefit liabilities, which provided a benefit of $137.5 million for the year ended December 31, 2013 compared to a charge of $42.6 million for the year ended December 31, 2012. The unlock benefit in 2013 is driven primarily by changes in policyholder behavior assumptions in the universal life business, most significantly positive impacts from improved expected mortality.

◦	Overall mortality was better for the year ended December 31, 2013 compared to the year ended December 31, 2012, which reduced policy benefits expense in 2013 compared to 2012.

◦
The decreases in policy benefits expense were offset by an increase in the reserve accrual for guaranteed benefit liabilities and PFBL, excluding unlock, of $40.6 million in 2013 compared to 2012. The increase in the liability accrual for the year ended December 31, 2013 is primarily driven by continued new business in FIA.

•
Policyholder dividends decreased $56.2 million for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012 primarily due to a decrease in revenue of $88.0 million, driven by lower net investment income and a decrease in premiums as total in-force life insurance policies within the closed block continue to decline as the block ages.

•
Policy acquisition cost amortization decreased $93.0 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in amortization is primarily attributable to a positive unlock impact as a result of the annual comprehensive review of assumptions in the fourth quarter of 2013. For the twelve months ended December 31, 2013 the unlock resulted in a benefit to amortization of $25.4 million, while for the twelve months ended December 31, 2012 the unlock resulted in an additional $55.6 million worth of amortization. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

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

•
Net investment income decreased by $38.1 million for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The decrease was primarily due to $39.8 million in lower investment income on long-term debt securities as bonds mature and are reinvested at lower yields. Of the reduction in net investment income, $43.7 million is attributable to the closed block and is offset by a decrease in policyholder dividends.

•
Operating expenses increased by $83.8 million for the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting and legal services primarily due to the preparation of financial statements and remediation efforts.

A net loss from discontinued operations of $2.9 million was recognized for the twelve months ended December 31, 2013, compared to a net loss of $15.6 million for the twelve months ended December 31, 2012. The change is primarily the result of outside legal fees in the prior year as well as the commutation of certain contracts in the second quarter of 2012 that did not recur in 2013.

Effects of Inflation

For the years 2014, 2013 and 2012, inflation did not have a material effect on our consolidated results of operations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2014. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2014, our asset and liability portfolio durations were reasonably matched.

The Company uses an industry recognized analytic model to calculate the fair value of its fixed income portfolio. The Company’s interest rate sensitivity analysis reflects the change in market value assuming a +/-100 basis point parallel shift in the yield curve. The 100 basis point downward shift has a floor of zero to prevent rates from becoming negative. The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income Financial Instruments:	As of December 31, 2014
($ in millions)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and short-term investments	$600.1	$599.7	$599.2
Available-for-sale debt securities	13,381.3	12,679.3	11,997.7
Available-for-sale equity securities [1]	128.6	117.2	105.8
Fair value investments [2]	122.8	111.9	102.5
Totals	$14,232.8	$13,508.1	$12,805.2
———————

[1]	Fair value of available-for-sale equity securities excludes $62.3 million of common stock securities, which are not directly related to interest rates.

[2]	Includes debt securities where the fair value option has been elected.

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on fair value instruments.

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2014
($ in millions)	Notional Amount	Weighted- Average Term (Years)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Interest rate swaps	$114.0	9.9	$17.2	$7.8	$(0.7)
Variance swaps	0.9	2.0	(8.7)	(8.6)	(8.5)
Swaptions	777.0	0.2	—	0.1	8.3
Put options	692.5	4.0	35.6	31.1	26.8
Call options [1]	1.5	0.9	0.8	0.9	0.9
Cross currency swaps	10.0	1.5	0.6	0.6	0.6
Equity futures	4.1	0.3	(0.5)	(0.5)	(0.5)
Total	$1,600.0		$45.0	$31.4	$26.9
———————

[1]	Excludes call options used to hedge fixed indexed annuity products.

See Note 12 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on derivative instruments.

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

See the “Critical Accounting Estimates” section above for more information on DAC and policy liabilities and accruals.

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	As of December 31, 2014
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$421.0	$335.9	$297.7
Other universal life	298.3	312.2	318.6	214.1	212.1	211.4
Other life and annuity products [2]	3.3	3.3	3.3	217.7	208.4	200.5
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The profits followed by losses reserve is, as indicated above, particularly sensitive to interest rate changes. Investment earnings on the portfolio backing these policies as well as the discount rate on the liability are based on assumptions regarding the portfolio earned rates, both in the near term as well as the ultimate long-term earned rate. The long-term earned rate is reviewed annually as part of the unlock. Near term portfolio yields are assumed to revert to the long-term yield based on market implied forward rates. This analysis is updated quarterly and can result in volatility in net income during periods in which forward rates change significantly.

Guaranteed Minimum Interest Crediting Rates

The primary potential risk to our operations related to guaranteed minimum interest crediting rates could arise mainly in our universal life product since the account values with higher guarantees, primarily 4.0%, are concentrated in this product. Our other annuity products also contain guaranteed minimum interest rates but the aggregate account values or the guaranteed minimum rates are relatively lower compared to universal life. At December 31, 2014, we have approximately $16.4 billion of policyholder insurance liabilities and policyholder deposit funds. Of this amount, approximately $5.2 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to certain guaranteed minimums. The table below summarizes the related account values of policies with guaranteed minimum interest rates using ranges indicating the percentage of account values at the guaranteed minimum interest rate range. Our products that do not have an account value with a guaranteed minimum crediting rate are not included in the table below, even though most of our products to some degree are sensitive to interest rates. The table below focuses on products with both an account value and a guaranteed minimum interest rate. See the “Low Interest Rate Environment” section below for further discussion.

Range of Guaranteed Minimum Interest Crediting Rates:	As of December 31, 2014
($ in billions)	Account Values	% of Account Values at Guaranteed Minimum Crediting Rate

Less than 1.5% [1]	$2.8	83.1%
Equal to or greater than 1.5% but less than 3.5%	0.5	77.5%
Equal to or greater than 3.5% but less than or equal to 4.0%	1.5	83.6%
Greater than 4.0% but less than 5.0%	0.3	79.3%
Equal to or greater than 5.0%	0.1	60.2%
Total	$5.2
———————

[1]	Of the $2.8 billion, $2.7 billion represents account value in fixed indexed annuity products. Most of these contracts have guaranteed minimum interest crediting rates of 0%, or close to 0%.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2014, we held certain financial instruments that are sensitive to equity market movements, including available-for-sale equity securities, primarily related to our holdings of common stock and mutual funds, private equity partnership interests and other equities, as well as fair value equity instruments, equity options and other investments. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

The table below shows the sensitivity of our investments that are sensitive to public equity market movements measured in terms of their fair value.

Sensitivity to Public Equity Market Movements:	As of December 31, 2014
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

Available-for-sale equity securities [1]	$56.1	$62.3	$68.5
Limited partnerships and other investments [2]	261.6	290.7	319.8
Derivative instruments [3]	40.5	31.4	24.6
Fair value equity investments [4]	21.2	23.5	25.9
———————

[1]	Available-for-sale equity securities excludes $117.2 million of perpetual preferred equity securities.

[2]
Includes private equity funds. The value of private equity investments are not highly correlated to public equity markets, because of their liquidity and valuation methodologies. Direct private equity investments have been included in the sensitivity because they are a significant equity exposure for the Company.

[3]	Primarily includes swaptions, put options, call options and equity futures, excluding those associated with the fixed indexed annuity products.

[4]	Includes equity securities backing our deferred compensation liabilities.

Certain liabilities are sensitive to equity market movements. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.

Certain variable annuity products sold by our Life Companies contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2014, the difference between the GMDB and the current account value (NAR) for all existing contracts was $19.8 million. This was our exposure to loss had all contract owners died on December 31, 2014. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding DAC.

The table below shows the estimated equity risk sensitivity of our liability products that are sensitive to equity market movements measured in terms of their fair value.

Equity Risk Sensitivity of Our Liability Products:	As of December 31, 2014
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

GMAB [1]	$1.3	$(0.3)	$(1.9)
GMWB [1]	11.2	7.3	3.8
COMBO [1]	(0.1)	(0.2)	(0.3)
———————

[1]	The values above represent changes to balances before adjustment for unrealized gains/losses.

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

We sponsor defined benefit pension plans for our employees. For U.S. GAAP accounting purposes, we assumed a 7.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2014. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2014, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $174.5 million and $153.7 million, respectively. We made contributions totaling $11.8 million and $11.4 million to the pension plans during 2014 and 2013, respectively. We expect to make no contributions over the next 12 months.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on our employee benefit plans.

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 35.0% of the Company’s $16.4 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals, and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% at December 31, 2014 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

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

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.6% during the year ended December 31, 2014. The average investment rate on fixed income securities purchases, excluding the closed block, during the year ended December 31, 2014 was approximately 3.9% on total purchases of approximately $1.6 billion. Management estimates that proceeds from maturities, calls and prepayments of approximately $500 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at December 31, 2014, we estimate that would reduce net investment income by less than $5 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion immediately above does not include the additional and interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits. (See “Enterprise Risk Management - Market Risk - Interest Rate Sensitivity of DAC and Policy Liabilities” discussion above.) Also, as noted previously, the low interest rate environment impacts the pension plan assets and the discount on the liabilities. (See “Critical Accounting Estimates - Pension and Other Post-Employment Benefits” discussion above.)

The Company’s closed block could also be impacted by the low interest rate environment, but to a lesser degree than the items described above. The closed block was established to benefit the policyholders at the time of demutualization utilizing assets that were allocated to the closed block. Closed block earnings will not inure to the Company’s stockholders, and closed block policyholder dividends could be adjusted if investment income is substantially lower than initially projected. If interest rates are very low for a prolonged period of time, or mortality changes dramatically, or both, and the Company has insufficient funds to make policy benefit payments that are guaranteed, the Company’s earnings could be impacted since such payments may need to be made from assets outside of the closed block. See Note 5 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on the closed block.

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

Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value. The fair value investments with unobservable inputs are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analyses along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities.
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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of December 31, 2014, available-for-sale equity securities include $117.2 million of perpetual preferred securities, of which $39.8 million was below-investment-grade. As of December 31, 2014, our available-for-sale debt securities, with a fair value of $12,679.3 million, represented 77.8% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of December 31, 2014
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,237.0	57.1%	$6,777.6	56.6%
2	BBB	4,593.5	36.2%	4,359.4	36.4%
	Total investment grade	11,830.5	93.3%	11,137.0	93.0%
3	BB	538.3	4.3%	528.8	4.5%
4	B	254.2	2.0%	256.6	2.1%
5	CCC and lower	37.5	0.3%	39.4	0.3%
6	In or near default	18.8	0.1%	16.2	0.1%
	Total available-for-sale debt securities	$12,679.3	100.0%	$11,978.0	100.0%

Available-for-Sale Debt Securities by Type:	As of December 31, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$443.4	$388.3	$55.2	$(0.1)	$55.1
State and political subdivision	557.9	518.3	42.1	(2.5)	39.6
Foreign government	230.9	205.8	26.5	(1.4)	25.1
Corporate	8,398.1	7,942.7	530.0	(74.6)	455.4
CMBS	651.2	602.9	48.4	(0.1)	48.3
RMBS	1,932.2	1,862.5	81.6	(11.9)	69.7
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	196.9	197.5	2.7	(3.3)	(0.6)
Other ABS	268.7	260.0	13.4	(4.7)	8.7
Total available-for-sale debt securities	$12,679.3	$11,978.0	$799.9	$(98.6)	$701.3
Available-for-sale debt securities outside closed block
Unrealized gains	$5,643.3	$5,301.5	$341.8	$—	$341.8
Unrealized losses	1,159.0	1,225.2	—	(66.2)	(66.2)
Total outside the closed block	6,802.3	6,526.7	341.8	(66.2)	275.6
Available-for-sale debt securities in closed block
Unrealized gains	5,235.2	4,777.1	458.1	—	458.1
Unrealized losses	641.8	674.2	—	(32.4)	(32.4)
Total in the closed block	5,877.0	5,451.3	458.1	(32.4)	425.7
Total available-for-sale debt securities	$12,679.3	$11,978.0	$799.9	$(98.6)	$701.3

Available-for-Sale Debt Securities by Type and Credit Quality:	As of December 31, 2014
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. government and agency	$443.4	$388.3	$—	$—
State and political subdivision	557.9	518.3	—	—
Foreign government	214.6	191.1	16.3	14.7
Corporate	7,654.4	7,202.8	743.7	739.9
CMBS	651.2	602.9	—	—
RMBS	1,899.0	1,829.3	33.2	33.2
CDO/CLO	171.9	174.0	25.0	23.5
Other ABS	238.1	230.3	30.6	29.7
Total available-for-sale debt securities	$11,830.5	$11,137.0	$848.8	$841.0
Percentage of total available-for-sale debt securities	93.3%	93.0%	6.7%	7.0%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2014 in our available-for-sale debt and short-term investment portfolio were banking (7.5%), electrical utilities (6.6%), oil/oil services and equipment (6.1%), diversified financial services (3.9%) and real estate investment trusts (2.9%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country	As of December 31, 2014
($ in millions)	Sovereign Debt	Financial Institutions	All Other	Total	% of Debt Securities [1]

Spain	$—	$0.4	$35.0	$35.4	0.3%
Ireland	—	—	42.9	42.9	0.3%
Italy	—	—	8.5	8.5	0.1%
Portugal	—	—	0.7	0.7	0.1%
Total	—	0.4	87.1	87.5	0.8%

All other Eurozone [2]	4.5	67.9	265.6	338.0	2.5%
Total	$4.5	$68.3	$352.7	$425.5	3.3%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Belgium, Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At December 31, 2014, 98.3% of the total residential portfolio was rated investment grade. We hold $181.2 million of RMBS investments backed by prime rated mortgages, $190.2 million backed by Alt-A mortgages and $110.1 million backed by sub-prime mortgages, which combined amount to 2.9% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 86.5% rated NAIC-1 and 6.5% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the year ended December 31, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2014
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default	% Closed Block
Collateral
Agency	$1,425.7	$1,475.0	8.8%	100.0%	—%	—%	—%	—%	—%	43.3%
Prime	171.8	181.2	1.1%	88.8%	6.0%	2.9%	2.3%	—%	—%	46.3%
Alt-A	185.5	190.2	1.1%	80.0%	10.4%	3.1%	3.1%	3.4%	—%	32.1%
Sub-prime	103.8	110.1	0.7%	94.4%	0.5%	2.1%	3.0%	—%	—%	10.5%
Total	$1,886.8	$1,956.5	11.7%	96.7%	1.6%	0.7%	0.7%	0.3%	—%	40.6%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $24.3 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of December 31, 2014
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior	% Closed Block

NAIC-1	AAA/AA/A	$603.5	$651.9	3.9%	59.7%	5.6%	18.7%	10.6%	5.4%	37.0%
NAIC-2	BBB	6.5	6.6	—%	—%	—%	44.5%	55.5%	—%	33.3%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-4	B	9.9	10.7	0.1%	—%	—%	—%	—%	100.0%	50.0%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	3.6	3.8	—%	—%	—%	—%	—%	100.0%	37.0%
Total		$623.5	$673.0	4.0%	57.9%	5.4%	18.5%	10.8%	7.4%	37.0%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $17.0 million and $18.2 million, respectively. CMBS holdings in this exhibit include $3.6 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

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

Sources and Types of Net Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Total other-than-temporary debt impairments	$(5.6)	$(7.0)	$(45.7)
Portion of losses recognized in OCI	(0.4)	(4.8)	22.9
Net debt impairments recognized in earnings	$(6.0)	$(11.8)	$(22.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	(0.6)
Foreign government	—	—	—
Corporate	(6.0)	(3.8)	(3.0)
CMBS	—	(2.7)	(4.1)
RMBS	—	(4.3)	(10.3)
CDO/CLO	—	(1.0)	(3.8)
Other ABS	—	—	(1.0)
Net debt security impairments	(6.0)	(11.8)	(22.8)
Equity security impairments	(2.1)	—	(4.8)
Limited partnerships and other investment impairments	—	—	(0.3)
Impairment losses	(8.1)	(11.8)	(27.9)
Debt security transaction gains	41.8	45.3	46.4
Debt security transaction losses	(17.7)	(2.2)	(11.1)
Equity security transaction gains	10.4	4.2	14.4
Equity security transaction losses	(1.0)	(3.8)	(0.4)
Limited partnerships and other investment transaction gains	—	0.8	7.7
Limited partnerships and other investment transaction losses	(0.7)	(4.6)	(2.5)
Net transaction gains (losses)	32.8	39.7	54.5
Derivative instruments	(20.8)	(27.7)	(50.4)
Embedded derivatives [1]	(45.9)	12.2	4.9
Assets valued at fair value	0.8	3.6	2.1
Net realized investment gains (losses), excluding impairment losses	(33.1)	27.8	11.1
Net realized investment gains (losses), including impairment losses	$(41.2)	$16.0	$(16.8)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities were $8.1 million in 2014, $11.8 million in 2013 and $27.6 million in 2012. The 2014 impairments were driven primarily by deterioration in issuer credit and liquidity metrics, and business outlook.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$(71.4)	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	—	(1.1)	(6.7)
Add: Credit losses on securities previously impaired [1]	—	(4.1)	(13.3)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	19.0	6.4	26.5
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(52.4)	$(71.4)	$(72.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of income and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of December 31, 2014. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	As of December 31,
($ in millions)	2014	2013
		As restated

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(8.3)	(8.8)
CMBS	(1.2)	(3.4)
RMBS	(25.5)	(26.7)
CDO/CLO	(13.9)	(15.3)
Other ABS	(1.8)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(51.8)	$(57.1)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$1,159.0	$451.5	$48.8	$658.7
Total amortized cost	1,225.2	464.5	51.1	709.6
Unrealized losses	$(66.2)	$(13.0)	$(2.3)	$(50.9)
Number of securities [1]	330	131	17	182
Investment grade:
Unrealized losses	$(55.5)	$(9.7)	$(1.5)	$(44.3)
Below investment grade:
Unrealized losses	$(10.7)	$(3.3)	$(0.8)	$(6.6)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.5)	$—	$—	$(0.5)
Number of securities [1]	8	—	—	8
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 83.8% of the unrealized losses after offsets pertain to investment grade securities and 16.2% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(28.2)	$(4.8)	$(0.6)	$(22.8)
Number of securities [1]	17	5	2	10
Investment grade:
Unrealized losses over 20% of cost	$(25.0)	$(3.7)	$(0.6)	$(20.7)
Below investment grade:
Unrealized losses over 20% of cost	$(3.2)	$(1.1)	$—	$(2.1)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$641.8	$242.8	$19.8	$379.2
Total amortized cost	674.2	252.1	21.5	400.6
Unrealized losses	$(32.4)	$(9.3)	$(1.7)	$(21.4)
Number of securities [1]	174	69	10	95
Investment grade:
Unrealized losses	$(22.9)	$(5.2)	$(1.0)	$(16.7)
Below investment grade:
Unrealized losses	$(9.5)	$(4.1)	$(0.7)	$(4.7)
Available-for-sale equity securities inside closed block
Unrealized losses	$(1.1)	$(0.7)	$—	$(0.4)
Number of securities [1]	11	4	—	7
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(6.0)	$(3.5)	$(2.4)	$(0.1)
Number of securities [1]	7	4	1	2
Investment grade:
Unrealized losses over 20% of cost	$(4.3)	$(1.9)	$(2.4)	$—
Below investment grade:
Unrealized losses over 20% of cost	$(1.7)	$(1.6)	$—	$(0.1)
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Cash provided by (used for) operating activities	$(500.5)	$(446.6)	$(520.8)
Cash provided by (used for) investing activities	(244.8)	65.3	(203.8)
Cash provided by (used for) financing activities	700.1	632.0	800.1
Change in cash and cash equivalents	$(45.2)	$250.7	$75.5

2014 compared to 2013

Cash used for operating activities primarily consists of cash used for operating expenses and death claim payments. Cash used for operating activities increased $53.9 million during the year ended December 31, 2014 compared to the twelve months ended December 31, 2013. This increase was driven by an increase in audit and consulting fees related to the preparation of financial statements and lower renewal premiums on traditional life products. Partially offsetting this increase was lower death benefits paid on traditional life products.

Cash provided by investing activities decreased $310.1 million during the year ended December 31, 2014 compared to the twelve months ended December 31, 2013 as a result of increased purchases of short-term investments offset by increased sales and maturities of short-term investments. Driving the increase in purchases were deposits into fixed indexed annuity products, which were invested.

Cash provided by financing activities increased $68.1 million during the year ended December 31, 2014. This increase was primarily a result of an increase in policyholder deposits and a decrease in policyholder withdrawals related to fixed index annuities products, when compared to 2013. Partially offsetting this increase was a decrease in policyholder deposits related to universal life products when compared to 2013.

2013 compared to 2012

Cash used for operating activities decreased $74.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was driven by lower death benefits for universal life, variable universal life and traditional life products resulting from positive mortality experience during 2013 in conjunction with reduced commissions paid related to lower sales of our fixed indexed annuity product. Partially offsetting this increase were lower renewal premiums on our legacy blocks of business due to a declining in force population and increased audit and consulting fees related to the preparation of financial statements.

Cash used for investing activities decreased $269.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of a greater increase in sales and maturities relative to purchases. This is primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits and an increase in withdrawals of fixed index annuities, combined with increased holdings of cash and cash equivalents in lieu of reinvestment.

Cash provided by financing activities decreased $168.1 million during the year ended December 31, 2013. This decline was primarily a result of a decrease in policyholder deposits exceeding a decrease in withdrawals and lower sales of fixed indexed annuities when compared to 2012. Offsetting this decline was the absence of a debt repurchase during 2013, which in 2012 resulted in a financing outflow of $36.2 million. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of December 31, 2014 and 2013, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $78.3 million and $181.5 million, respectively. Of this amount, $10.8 million and $0, respectively, is included in the escrow described below.

Sources of Cash

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the year ended December 31, 2014, Phoenix Life declared $56.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and RBC of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of December 31, 2014, we had $767.5 million of combined statutory capital, surplus and AVR. Our estimated RBC ratio was in excess of 300% at Phoenix Life. See Notes 21 and 27 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on Phoenix Life statutory financial information, regulatory matters and dividends to the parent.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses. Interest paid on senior unsecured bonds for the years ended December 31, 2014, 2013 and 2012 was $20.0 million, $20.0 million and $20.0 million, respectively. As of December 31, 2014, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

The holding company and its subsidiaries have a tax sharing agreement. The subsidiaries compute their provision for federal income taxes as if they were filing a separate federal income tax return. There are quarterly settlements among the companies representing both the subsidiaries estimated separate company tax liability for the current tax year and any amount that such subsidiary overpaid to the holding company for a taxable year. As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, in October 2014 the Company funded the escrow, with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company.

Holding company operating expenses for the years ended December 31, 2014, 2013 and 2012 were $102.6 million, $70.7 million and $10.2 million. The expenses in 2014 and 2013 were due primarily to audit, consulting and legal expenses relating to the Prior Phoenix Restatement. There are expense sharing arrangements in place among the holding company and its operating subsidiaries.

However, given unique circumstances, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company. Prospectively, the Company expects these expenses will significantly decline and be allocated to the operating subsidiaries in line with prior practice.

In addition, The Phoenix Companies, Inc. made $15.0 million and $45.0 million of capital contributions for the benefit of PHL Variable Insurance Company in 2014 and 2013, respectively. The need for significant additional capital contributions could constrain the ability of the holding company to meet its debt obligations and corporate expenses.

In 2014, 2013 and 2012, the Company did not pay any stockholder dividends.

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

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Cash provided by (used for) operating activities	$(143.5)	$19.8	$(30.3)
Cash provided by (used for) investing activities	119.3	(11.6)	8.4
Cash provided by (used for) financing activities	—	—	(3.4)
Change in cash and cash equivalents	$(24.2)	$8.2	$(25.3)

2014 compared to 2013

Cash provided by operating activities for the year ended December 31, 2014 decreased $163.3 million compared to the year ended December 31, 2013 due mainly to an increase in net payments to/from subsidiaries. These payments were driven by increased audit and consulting expenses related to the 2012 and 2013 audits that were completed during 2014.

Cash used for investing activities for the year ended December 31, 2014 decreased $130.9 million compared to the year ended December 31, 2013, driven by an increase in sales, repayments and maturities of short term investments and a reduction in purchases of available-for-sale debt securities.

There was no cash provided by or used for financing activities in either 2014 or 2013.

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

The increase in cash used for investing activities was driven by a $45.0 million capital contribution to PHL Variable offset by a net increase in purchases, sales, repayments and maturities of available-for-sale debt and short-term investments of $24.6 million.

Cash used for financing activities decreased due to no financing activities in 2013 compared to the treasury stock repurchased as part of the 1-for-20 reverse stock split of its common stock following market close on August 10, 2012.

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

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2014		2013
($ in millions)	Amount [1]	Percent	Amount [1]	Percent

Not subject to discretionary withdrawal provision	$465.3	7%	$343.0	6%
Subject to discretionary withdrawal without adjustment	894.6	15%	941.3	16%
Subject to discretionary withdrawal with market value adjustment	2,646.0	44%	2,117.8	36%
Subject to discretionary withdrawal at contract value less surrender charge	0.7	—%	30.8	1%
Subject to discretionary withdrawal at market value	2,065.6	34%	2,414.5	41%
Total annuity contract reserves and deposit fund liability	$6,072.2	100%	$5,847.4	100%
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

The cash values of certain individual life insurance policies increase over the lives of the policies. Policyholders have the right to borrow an amount up to a certain percentage of the cash value on those policies. As of December 31, 2014, our Life Companies had approximately $10.5 billion in cash values with respect to which policyholders had rights to take policy loans. For eligible policies, the majority of policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2014 were $2.4 billion.

Aggregate life surrenders in 2014 were 4.3% of related reserves, compared to 4.6% in 2013. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities. These liquid assets accounted for 12.7% of fixed income investments at year end 2014, compared to 13.3% at year end 2013. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatements of Prior Period Financial Statements and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

The financial strength and debt ratings as of March 25, 2015 were as follows:

Rating Agency [1]	Financial Strength Rating of Phoenix Life [2]	Outlook	Senior Debt Rating of Phoenix	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	B+	Negative	B-	Negative
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

Consolidated Financial Condition

Consolidated Balance Sheets:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2014	2013	2014 vs. 2013
		As restated
ASSETS
Available-for-sale debt securities, at fair value	$12,679.3	$11,731.5	$947.8	8%
Available-for-sale equity securities, at fair value	179.5	138.0	41.5	30%
Short-term investments	149.7	361.6	(211.9)	(59%)
Limited partnerships and other investments	542.8	561.3	(18.5)	(3%)
Policy loans, at unpaid principal balances	2,352.1	2,350.3	1.8	—%
Derivative instruments	161.3	228.8	(67.5)	(30%)
Fair value investments	235.4	215.2	20.2	9%
Total investments	16,300.1	15,586.7	713.4	5%
Cash and cash equivalents	450.0	496.4	(46.4)	(9%)
Accrued investment income	176.7	170.4	6.3	4%
Reinsurance recoverable	559.1	598.1	(39.0)	(7%)
Deferred policy acquisition costs	848.6	947.8	(99.2)	(10%)
Deferred income taxes, net	34.2	70.0	(35.8)	(51%)
Other assets	311.3	320.5	(9.2)	(3%)
Discontinued operations assets	45.2	48.9	(3.7)	(8%)
Separate account assets	3,020.7	3,402.3	(381.6)	(11%)
Total assets	$21,745.9	$21,641.1	$104.8	—%

LIABILITIES
Policy liabilities and accruals	$12,417.6	$12,416.6	$1.0	—%
Policyholder deposit funds	3,955.0	3,442.6	512.4	15%
Dividend obligations	916.8	705.7	211.1	30%
Indebtedness	378.9	378.8	0.1	—%
Pension and post-employment liabilities	380.0	313.1	66.9	21%
Other liabilities	289.8	337.3	(47.5)	(14%)
Discontinued operations liabilities	40.5	43.4	(2.9)	(7%)
Separate account liabilities	3,020.7	3,402.3	(381.6)	(11%)
Total liabilities	21,399.3	21,039.8	359.5	2%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,632.8	2,633.1	(0.3)	—%
Accumulated other comprehensive income (loss)	(234.4)	(185.0)	(49.4)	27%
Retained earnings (accumulated deficit)	(1,889.0)	(1,675.8)	(213.2)	13%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	326.6	589.5	(262.9)	(45%)
Noncontrolling interests	20.0	11.8	8.2	69%
Total stockholders’ equity	346.6	601.3	(254.7)	(42%)
Total liabilities and stockholders’ equity	$21,745.9	$21,641.1	$104.8	—%

December 31, 2014 compared to December 31, 2013

Assets

Total assets increased $104.8 million from December 31, 2013 to December 31, 2014. The increase is primarily attributable to an increase invested assets driven by the following:

•
An increase in available-for-sale debt securities of $947.8 million, which is driven by an increase in market value of $311.3 million for the year due to decreases in interest rates, as well as purchases due to the continued sale of fixed indexed annuities, and a decrease in short-term investments that was offset by purchases of longer-term debt securities.

•
The increase in longer-term investments is offset by a decrease in derivative assets of $67.5 million for the period, primarily due to the expiration of some of the swaptions and call options in the first quarter of 2014. The decrease is partially offset by a corresponding decrease in derivative liabilities, which are recorded within other liabilities.

The increase in investments is partially offset by the following:

•
A decrease in separate account assets of $381.6 million, primarily due to policyholder withdrawals and other fund withdrawals, which was partially offset by continued deposits on current business inforce and positive market performance during the year.

•
A decrease in the DAC asset of $99.2 million, which is driven primarily by a decrease of $52.5 million in the shadow component from unrealized gains on investments as well as continued amortization of previously deferred costs. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2014	2013	2014 vs. 2013
		As restated

Variable universal life	$120.3	$129.3	$(9.0)	(7%)
Universal life	129.0	214.9	(85.9)	(40%)
Variable annuities	62.4	84.1	(21.7)	(26%)
Fixed annuities	220.9	194.3	26.6	14%
Traditional life	316.0	325.2	(9.2)	(3%)
Total deferred policy acquisition costs	$848.6	$947.8	$(99.2)	(10%)

Liabilities and Stockholders’ Equity

Total liabilities increased $359.5 million from December 31, 2013 to December 31, 2014. The increase is primarily attributable to the following:

•
An increase in policyholder deposit funds of $512.4 million, which is driven primarily by continued sales of the fixed indexed annuity products as illustrated in the table below entitled “Annuity Funds on Deposit.”

•
An increase in dividend obligations of $211.1 million, which is driven primarily by an increase of $138.8 million in unrealized gains on the assets supporting the closed block, which are included in the dividend obligation.

•
An increase in pension and post-employment liabilities of $66.9 million, which is driven primarily by a decrease in the discount rate and an update to the underlying mortality assumptions, which reflect the assumption that mortality is improving which increases the expected projected benefits.

•	A decrease in separate account liabilities of $381.6 million, consistent with the decrease in separate account assets.

Total stockholder’s equity decreased $254.7 million from December 31, 2013 to December 31, 2014. The decrease is primarily attributable to the following:

•	A net loss for 2014 that increased the accumulated deficit by $213.2 million.

•
An increase in accumulated other comprehensive loss (“AOCI”) of $49.4 million. The loss is driven primarily by the increase in the pension and post-employment liabilities, for which there was a $80.2 million loss during the period in AOCI. The losses on the pension and post-employment liabilities were partially offset by net unrealized gains on investments, and the related offsetting impacts, due to decreases in interest rates during 2014.

Funds on Deposit

Annuity Funds on Deposit:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$5,502.4	$5,042.1	$4,495.4
Deposits	770.9	682.9	824.2
Performance and interest credited	213.5	525.4	386.4
Fees	(72.1)	(70.5)	(60.7)
Benefits and surrenders	(740.2)	(677.5)	(603.2)
Balance, end of period	$5,674.5	$5,502.4	$5,042.1

2014 compared to 2013

Annuity funds on deposit increased $172.1 million during the year ended December 31, 2014 compared to an increase of $460.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, deposits increased as a result of stronger sales of the fixed indexed annuity products, which was offset by higher surrenders and worse market performance due to less significant gains in the equity markets in 2014 compared to 2013.

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

Variable Universal Life Funds on Deposit:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$1,089.3	$1,014.3	$1,019.1
Deposits	70.1	75.4	82.6
Performance and interest credited	59.9	182.5	120.2
Fees and COI	(70.7)	(74.4)	(79.0)
Benefits and surrenders	(86.0)	(108.5)	(128.6)
Balance, end of period	$1,062.6	$1,089.3	$1,014.3

2014 compared to 2013

Variable universal life funds on deposit decreased $26.7 million for the year ended December 31, 2014 compared to an increase of $75.0 million for the year ended December 31, 2013. The decrease in 2014 is driven primarily by worse market performance due to less significant gains in the equity markets in 2014 compared to 2013. Benefits and surrenders, fees and COIs, and deposits remain consistent for the comparable periods.

2013 compared to 2012

Variable universal life funds on deposit increased $75.0 million for the year ended December 31, 2013 compared to a decrease of $4.8 million for the year ended December 31, 2012. The increase in the current year is primarily the result of stronger market performance in 2013 compared to 2012 and lower benefits and surrenders.

Universal Life Funds on Deposit:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$1,818.2	$1,837.9	$1,852.8
Deposits	338.7	361.5	384.0
Interest credited	71.0	75.2	75.1
Fees and COI	(348.9)	(356.0)	(367.2)
Benefits and surrenders	(97.1)	(100.4)	(106.8)
Balance, end of period	$1,781.9	$1,818.2	$1,837.9

2014 compared to 2013

Universal life funds on deposit decreased $36.3 million during the year ended December 31, 2014 compared to a decrease of $19.7 million for the year ended December 31, 2013. The decrease year over year is driven primarily by the continued decline in deposits as the overall inforce declines. Benefits and surrenders, fees and COIs, and interest credited remain consistent for the comparable periods.

2013 compared to 2012

Universal life funds on deposit decreased $19.7 million during the year ended December 31, 2013 compared to a decrease of $14.9 million for the year ended December 31, 2012. The funds on deposit have not changed significantly for the comparative periods given consistent levels of deposits, interest credited, fees and COIs, benefits and surrenders year-over-year.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:	As of December 31, 2014
($ in millions)	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$885.4	$27.9	$55.8	$55.8	$745.9
Operating lease obligations [1]	5.9	0.8	1.6	1.3	2.2
Other purchase liabilities [2]	62.3	46.2	8.0	5.2	2.9
Policyholder contractual obligation [3]	40,899.9	2,244.9	4,260.9	3,972.3	30,421.8
Total contractual obligations [4]	$41,853.5	$2,319.8	$4,326.3	$4,034.6	$31,172.8
Commercial Commitment Expirations
Other commercial commitments [5]	$340.4	$176.3	$103.0	$51.5	$9.6
Total commercial commitments	$340.4	$176.3	$103.0	$51.5	$9.6
———————

[1]
All future obligations for leased property of our discontinued operations were assumed by the buyer upon completion of the sale on June 23, 2010. See Note 20 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

[2]
Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount includes no expected pension contribution in 2015. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on pension and other post-employment benefits.

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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 3 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, policy liabilities and accruals are recorded on the consolidated balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2014 consolidated balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

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

Obligations Related to Pension and Post-Employment Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $14.1 million, $14.4 million and $15.5 million for 2014, 2013 and 2012, respectively.

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

Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2014.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2014 and 2013 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2014	2013
		As restated

Plan assets, end of year	$540.4	$516.5
Projected benefit obligation, end of year	(714.9)	(638.5)
Plan assets less than projected benefit obligations, end of year	$(174.5)	$(122.0)

To meet the above funding objectives, we made contributions to the pension plan totaling $11.8 million and $11.4 million during 2014 and 2013, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in September of 2014, which resulted in the Company not making any further contributions for the remainder of 2014. We expect to make no contributions over the next 12 months.

The changes in the projected benefit obligations of the employee plan at December 31, 2014 as compared to December 31, 2013 were principally the result of actuarial losses due to assumption changes.

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments to retirees as they become due under these plans from cash-flow from operations. The projected benefit obligations as of December 31, 2014 and 2013 were $153.7 million and $137.4 million, respectively.

The changes in the projected benefit obligations of the supplemental plans at December 31, 2014 as compared to December 31, 2013 were principally the result of accrued interest cost and actuarial losses due to assumption changes.

We also have a post-employment benefit plan, which is unfunded and had projected benefit obligations of $33.4 million and $36.5 million as of December 31, 2014 and 2013, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive’s employment by the Company for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements. The agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements. As soon as reasonably possible upon a change in control, as so defined, we are required to make an irrevocable contribution to a trust in an amount sufficient to pay benefits due under these agreements. See Note 16 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on our pension and other post-employment benefits.

We have agreements with certain of our employees that provide for additional retirement benefits. In the year ended December 31, 2014, the estimated liability for these benefits was $18.1 million.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services which are disclosed in Note 24 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s combined statutory basis capital and surplus (including AVR) increased from $747.6 million at December 31, 2013 to $767.5 million at December 31, 2014. The principal factors of the change were consolidated net income of $91.1 million offset by $56.0 million of dividends declared during 2014.

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

The RBC of Phoenix Life as of December 31, 2014 was in excess of 300% of the Company Action Level.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” The material weaknesses described below were first identified and reported in the 2012 Form 10-K and have not been fully remediated as of December 31, 2014 due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by or under the supervision of the Company’s principal executive and principal financial officers or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decrease over time.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has concluded that as of December 31, 2014, the material weaknesses in internal control over financial reporting described below have not been fully remediated due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting which have been identified and included in management’s assessment as of December 31, 2014:

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

4.
Pensions - The Company did not maintain effective controls over the valuation of pension assets and liabilities. Specifically, the Company did not maintain effective controls over the management and oversight of third-party vendors and maintain effective controls to ensure complete and accurate census data.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report, which appears herein.

Management Changes

Management has made a number of changes in the finance organization with a focus on increasing U.S. GAAP knowledge and improving financial reporting processes in the organization. In 2014, the Company appointed a new Chief Risk Officer, a new head of Internal Audit, a new Chief Accounting Officer and hired additional certified public accountants and actuaries with U.S. GAAP expertise to supplement the staff charged with compiling and filing its U.S. GAAP results. In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of material weaknesses and other control deficiencies, controls testing, and prioritization and allocation of resources.

Management’s Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its finance skills, capabilities, processes and control environment, and continues to enhance the Company’s financial control governance structure, align its resources and/or hire additional actuarial and accounting resources with the requisite U.S. GAAP experience. Moreover, management has taken steps to strengthen accounting policy documentation for its complex processes and transactions, enhance its documentation and processes related to assumptions underlying the consolidated financial statements, and enhance communication and training over all financial reporting processes. As it works towards remediation of the material weaknesses described in “Management’s Annual Report on Internal Control Over Financial Reporting” above, the Company continues to enhance controls over the period-end financial reporting process including the processing of journal entries and preparation and review of account reconciliations.

The Company intends to continue to strengthen monitoring and review activities, including maintaining sufficient personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements. The Company intends to continue to evaluate and enhance the design and effectiveness of internal controls and enhance and document policies and procedures to improve the effectiveness of our internal control over financial reporting. However, there remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of the annual or interim 2014 consolidated financial statements.

We intend to design, implement and maintain an effective control environment over financial reporting. We have taken, or will take, the following actions:

Actuarial Finance and Valuation

•
Perform a comprehensive risk assessment across all products designed to simplify and streamline processes, map key financial statement risks to existing and newly implemented controls, and control the overall actuarial environment

•
Assess technological solutions designed to simplify and control data and information and appropriately implement methodologies and assumptions used for the purpose of implementing a new Fixed Indexed Annuity valuation system

•
Enhance communication with Corporate Finance, Pricing Actuaries, and Investment Accounting to ensure timely and accurate information is provided and received as it relates to complex transactions, new product development, and the overall accuracy of financial reporting

•
Design and implement new processes and process-level controls, spreadsheet controls, and monitoring/review controls which ensure the reliability of data, assumptions, methodologies, and valuation calculations that are used to measure or determine actuarially determined balances under U.S. GAAP

Investments

•
Assess the current state for Derivatives, Other Invested Assets (“OIA”), Public Securities, Private Securities and the financial close process to determine enhancements and/or redesign of each process, process level controls, spreadsheet controls and monitoring/review controls to ensure reliability and accuracy

•	Assess technological solutions designed to simplify and control data in each process

•	Implement an OIA System to streamline, simplify and control information related to these assets types

•
Redesign the business process for receipt of third-party information that would provide improved quality, accuracy timeliness of financial statement disclosures as well as minimize and streamline processes

•	Enhance communication among functions within Corporate Finance as well as with the Investment Department to ensure timely accurate information is provided

Reinsurance Accounting

•	Perform a comprehensive risk assessment to identify key financial statement risks and map to existing and newly designed and implemented controls

•	Design and implement new controls to properly analyze, document, implement and monitor U.S. GAAP accounting standards, specifically as they relate to complex reinsurance treaties

•	Design and implement new controls around data and information used in assessing and accounting for complex reinsurance treaties

•
Enhance communication with Actuarial Finance and Corporate Finance to ensure timely and accurate information is provided and received as it relates to complex treaties, new treaties, and the overall accuracy of the accounting for these treaties

Pensions

•	Perform a comprehensive risk assessment to identify key financial statement risks and map to existing and newly designed and implemented controls

•
Evaluate third-party vendor relationships and design and implement controls over the completeness and accuracy of data both provided to and received from third-party vendors that is used in the valuation of pension assets and liabilities

Limited Partnerships and Other Investments Taxable Income Reporting

•	Perform a risk assessment of limited partnerships, other investments transaction accounting and other data sources for provision and compliance adjustments to simplify and streamline processes

•	Enhance communication with departments providing data to ensure timely and accurate information is received

•	Assess and implement technological solutions designed to simplify and control tracking, aggregation and warehousing of tax reporting data

Cash flows and changes in classifications

•	Perform a comprehensive risk assessment to identify the key financial statement risks and map to existing and newly identified controls

•	Design and implement new controls to properly analyze, document, implement and monitor U.S. GAAP accounting standards, specifically as they relate to cash flow presentation

•	Design and implement new controls around data and information used in the presentation of the cash flows

Access to applications and data

•	Complete a review of the controls and narratives to design and implement new controls associated with access to application and data

•	Establish a process for validating provisioning of new and altered provisioning for new hires and consultants

•	Implement a process for test code asset management

•	Finalize the process for validating highly privileged accounts

We anticipate devoting significant resources toward our remediation efforts described above in order to make substantial progress in the remediation of our material weaknesses by the end of 2015. Actuarial Finance and Valuation will take additional time and resources to remediate due to the complexity and nature of the products. While these efforts are underway, we are relying on a comprehensive set of manual procedures to help confirm the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2014. The Company plans to implement various measures to remediate these control deficiencies as part of the remediation efforts noted above.

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

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. Given the breadth of the control deficiencies and material weaknesses described above, there is no assurance that the Company’s remediation efforts have been or will be fully effective. As described above and in “Item 1A: Risk Factors”, these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. If the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

In May 2013, COSO issued a new version of its internal control framework, which became effective December 15, 2014. We are currently evaluating what changes to our control environment, if any, would be needed to successfully implement the 2013 COSO framework during 2015. Until such time as our transition to the 2013 COSO framework is complete, we will continue to use the 1992 framework in connection with our assessment of internal control over financial reporting.

Except for continued improvements resulting from progress made on the above noted remediation efforts, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405 and paragraphs(c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2015 annual meeting of shareholders, or our 2015 Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year covered by this Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Charter and Report”.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 13, 2015.

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

JODY A. BERESIN, age 57, has been Executive Vice President and Chief Administrative Officer since July 2014 and is responsible for Human Resources, Corporate Communications, Information Technology and Corporate Services. Previously, Ms. Beresin served as Senior Vice president, Administration, since November, 2012. She assumed leadership in Human Resources in January 2004 after serving as a Vice President, Corporate Communications, since February 2003. Ms. Beresin joined the Company in 1994 as Director of Corporate Communications and advanced through increasingly responsible positions that included public relations, internal communications, marketing and advertising.

THOMAS M. BUCKINGHAM, age 38, has served as Executive Vice President since November 2012. Mr. Buckingham is responsible for all product- and service-related functions including product development, product implementation and operations. Mr. Buckingham joined Phoenix as an actuarial assistant in 1999 and served in increasingly senior corporate, product development and operational positions. He also has worked in Strategic Development and as Chief of Staff to the CEO. He served as Senior Vice President, Product Implementation and Operations, prior to being promoted to his current role.

EDWARD W. CASSIDY, age 54, has been Executive Vice President, Distribution since May 2007, and the Managing Principal of Saybrus Partners, Inc., a Phoenix subsidiary since 2009. Prior to joining the Company in 2006, Mr. Cassidy had been Senior Vice President of Principal Financial Group with responsibility for the oversight of the individual life insurance business, including product development, marketing, underwriting and risk management. Prior to that, Mr. Cassidy spent 15 years at Travelers Life and Annuity Company, where he held a variety of senior distribution positions and, ultimately, as president of Travelers Life Division.

MARK W. GRIFFIN, age 56, has been Executive Vice President and Chief Risk Officer since February 2014, and is responsible for enterprise risk management. Prior to joining the Company, Mr. Griffin served as head of financial planning and analysis at Mass Mutual, was Chief Investment Officer and Chief Risk Officer for Genworth Financial, Chief Risk Manager for GE Insurance and held senior positions at Goldman Sachs and Morgan Stanley.

PETER A. HOFMANN, age 56, has been Executive Vice President, Strategy and Business Development since November 2012. Previously, Mr. Hofmann served as Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Prior to that, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering. Prior to joining the Company, Mr. Hofmann was Vice President, Investor Relations, at JP Morgan Chase & Co., Inc.

BONNIE J. MALLEY, age 54, has been Executive Vice President and Chief Financial Officer since November 2012. Previously, Ms. Malley served as Executive Vice President and Chief Administrative Officer of the Company since 2008. Prior to that, Ms. Malley served as the head of Human Resources since August 2002 and, in the ensuing years, added other administrative functions. Ms. Malley served as Senior Vice President and Chief Accounting Officer in 2001 and Vice President, Corporate Finance in 1998. Ms. Malley joined the Company in 1985 as a staff auditor within the securities accounting and investment accounting functions.

ERNEST M. MCNEILL, JR., age 50, has been Senior Vice President and Chief Accounting Officer since August 2014. Mr. McNeill is responsible for a number of Corporate Finance functions including GAAP Accounting, Expense Management, Statutory Accounting, Accounting Operations, Corporate Tax, and Investment Accounting. Prior to joining Phoenix, he most recently served as senior vice president, Corporate Accounting, for the financial services businesses of Fidelity Investments. Previously, he held various senior finance roles at The Hartford Financial Services Group including serving as Chief Accounting Officer, Hartford Life, Inc., and as Vice President and Director, The Hartford Investment Management Company.

JOHN T. MULRAIN, age 65, has been Executive Vice President, General Counsel and Secretary since February 2011. Previously, Mr. Mulrain served as Senior Vice President, General Counsel and Secretary of the Company since July 2009 with responsibility for all legal functions, including corporate compliance and corporate secretary duties. Prior to that Mr. Mulrain served as Vice President and Counsel, focusing primarily on legal issues relating to investments and portfolio management.

CHRISTOPHER M. WILKOS, age 57, has been Executive Vice President and Chief Investment Officer since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997. Prior to joining the Company, Mr. Wilkos was Vice President, Portfolio Strategy, at Connecticut Mutual Life.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2015 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2014 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average issue price of outstanding options, warrants and rights [1]	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan [2]	11,357	[3]	N/A	78,585
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan [4]	50,367	[5]	$187.38	165,844
– Directors Stock Plan [6]	—		N/A	50,389
– Directors Equity Deferral Plan [7]	84,729		N/A	—
Total plans not approved by shareholders	135,096		$187.38	216,233
Total	146,453		$187.38	294,818
———————

[1]
Does not take any of the RSUs listed in column (A) into account. All RSUs outstanding under the Directors Equity Deferral Plan were issued in respect of the voluntary deferral by a Director of compensation otherwise payable in cash in an amount equal to the fair market value of the underlying common stock at the date the RSUs were credited to the Director’s account under such Deferral Plan. All RSUs outstanding under the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan were issued solely in consideration of the recipient’s services.

[2]	A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as Exhibit 10.22 to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

[3]	This figure consists of the shares which underlie the RSUs. They are subject to no contingencies but are not currently convertible.

[4]
A copy of the Stock Incentive Plan was filed as Exhibit 10.2 to the first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008. The first amendment to the Stock Incentive Plan was filed as Exhibit 10.2 to our 2008 Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2009. The Stock Incentive Plan was adopted as part of our plan of demutualization, which was approved in its entirety by our policyholders of record at that time, and became effective June 26, 2001. As the Stock Incentive Plan was adopted both prior to the time at which the Company’s stock became registered to trade under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and prior to the effective date of the New York Stock Exchange’s (“NYSE”) corporate governance rules pertaining to equity compensation plans, shareholder approval of the Plan is not required under such NYSE rules. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

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

[5]	This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (all of which are fully vested).

[6]
A copy of the Directors Stock Plan was filed as Exhibit 10.6 to the 2008 Form 10-Q filed by the Company on May 8, 2008. The Directors Stock Plan was initially adopted as part of our plan of demutualization, which was approved in its entirety by our policyholders of record at that time, and became effective June 26, 2001. As the Directors Stock Plan was adopted both prior to the time at which the Company’s stock became registered to trade under the 1934 Act and prior to the effective date of the NYSE corporate governance rules pertaining to equity compensation plans, shareholder approval of the Plan is not required under such NYSE rules. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Directors Stock Plan, the Board of Directors may grant options to outside directors, provided that the aggregate number of shares issuable pursuant to options will not exceed 0.5% of the total shares outstanding on June 26, 2001, or 26,242 shares. Each option entitles the holder to acquire one share of our Common Stock at the stated exercise price. The exercise price per share will not be less than the fair market value of a share on the day such option is granted and the option will be exercisable from the day the option is granted until the earlier of the tenth anniversary of such grant date or the third anniversary of the day the outside director ceases to provide services for the Company. All options that have been issued pursuant to the Directors Stock Plan have either been exercised or lapsed unexercised in accordance with their terms. Under the Directors Stock Plan, the Board of Directors may require the outside directors to receive up to one-half of their directors fees in shares instead of cash and the outside directors may elect to receive any portion of such fees in shares instead of cash. The aggregate number of shares that may also be issued in lieu of cash fees may not exceed 26,202 shares, bringing the total available under this plan to 52,444 shares. However, any stock grants made to Directors prior to June 16, 2009 were effected under the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan and not the Directors Stock Plan. No awards have been made under the Directors Stock Plan since June 16, 2009, when the Company modified its director compensation program to offer stock based compensation opportunities entirely on an elective basis pursuant to the Directors Equity Deferral Plan.

[7]
A copy of the Directors Equity Deferral Plan was filed as Exhibit 10.37 to the 2008 Form 10-Q filed by the Company on May 8, 2008. As the Directors Equity Deferral Plan allows Directors electively to acquire interests in our stock at the then fair market value thereof by deferring amounts that would otherwise have been payable to them currently in cash, the Directors Equity Deferral Plan is not an equity compensation plan that is subject to shareholder approval under the NYSE corporate governance requirements. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Directors Equity Deferral Plan, non-employee members of The Phoenix Companies, Inc. Board of Directors (the “Board”) may voluntarily defer all or a portion of the cash portion of any fees and payments to the Directors attributable to their service as a member of the Board into restricted stock units (“RSUs”). The RSUs will be converted into shares of Company common stock when the Directors separate from service as a member of the Board and will be distributed within a certain period after such separation. No specific number of shares are reserved for issuance in respect of the Directors Equity Deferral Plan, as all of the shares to be issued thereunder are issued in respect of a Director’s decision to exchange cash otherwise payable currently for services as Director for the receipt of shares of stock at a later date on a tax deferred basis, based on the fair market value of the underlying stock at the time of the exchange. The shares of common stock that are issuable under the Plan are exempt from registration pursuant to Regulation D, and a Form D has been filed reflecting the use of such exemption.

All Directors RSUs credited since June 16, 2009 have been issued pursuant to the terms of this Deferral Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Proposal 1: Election of Directors” of our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2015 Proxy Statement.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 30, 2015	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 30, 2015	By:	/s/ Ernest M. McNeill, Jr.
Ernest M. McNeill, Jr.
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 30, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Augustus K. Oliver, II, Director

*	*
Arthur P. Byrne, Director	Westley V. Thompson, Director

*	/s/ James D. Wehr
Sanford Cloud, Jr., Director	James D. Wehr, Director

*	*
John H. Forsgren, Chairman	Arthur F. Weinbach, Director

*
Ann Maynard Gray, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Phoenix Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed at that date. The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting. The Company did not maintain effective controls over:

(1) actuarial finance and valuation, including (i) controls to review and approve assumptions and methodologies used in the determination of actuarially derived insurance policy liability estimates, (ii) controls to appropriately measure actuarially derived balances for its fixed indexed annuity products, (iii) controls over key actuarial spreadsheets and certain key reports to ensure the reliability of data, assumptions and valuation calculations, and (iv) controls over the application of U.S. GAAP to universal life reserves,

(2) certain investment processes, including (i) controls over the recognition and measurement of impaired investments, (ii) controls over the recognition and measurement of certain elements of net investment income, as well as identifying embedded derivatives related to structured securities, (iii) controls over internally priced securities, including private placement debt and equity securities, (iv) controls over classification in the fair value hierarchy disclosure, (v) controls to properly recognize and measure counterparty non-performance risk on non-collateralized derivatives, (vi) controls over determining the appropriate accounting method for limited partnerships or for determining the appropriate accounting for investee transactions,

(3) complex reinsurance treaties, including controls to analyze, document and review the U.S. GAAP accounting for such transactions at inception,

(4) valuation of pension assets and liabilities, including management and oversight of third party vendors and controls to ensure census data was complete and accurate,

(5) completeness and accuracy of taxable income reporting for limited partnerships and other investments, including controls to ensure complete and accurate taxable information is utilized in the Company’s measurements of income taxes related to limited partnership and other investments,

(6) presentation of cash and cash flows, including controls over preparation and review of classification of activity in the statement of cash flows and cash and related balances in the balance sheet, and

(7) information technology general controls related to restricted access, including controls to grant, remove and review access to ensure appropriate segregation of duties and restricted access to programs and data.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 consolidated financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 30, 2015

THE PHOENIX COMPANIES, INC.
Consolidated Balance Sheets

	As of December 31,
($ in millions, except share data)	2014	2013
		As restated
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $11,978.0 and $11,341.5)	$12,679.3	$11,731.5
Available-for-sale equity securities, at fair value (cost of $156.0 and $119.3)	179.5	138.0
Short-term investments	149.7	361.6
Limited partnerships and other investments	542.8	561.3
Policy loans, at unpaid principal balances	2,352.1	2,350.3
Derivative instruments	161.3	228.8
Fair value investments	235.4	215.2
Total investments	16,300.1	15,586.7
Cash and cash equivalents	450.0	496.4
Accrued investment income	176.7	170.4
Reinsurance recoverable	559.1	598.1
Deferred policy acquisition costs	848.6	947.8
Deferred income taxes, net	34.2	70.0
Other assets	311.3	320.5
Discontinued operations assets	45.2	48.9
Separate account assets	3,020.7	3,402.3
Total assets	$21,745.9	$21,641.1

LIABILITIES:
Policy liabilities and accruals	$12,417.6	$12,416.6
Policyholder deposit funds	3,955.0	3,442.6
Dividend obligations	916.8	705.7
Indebtedness	378.9	378.8
Pension and post-employment liabilities	380.0	313.1
Other liabilities	289.8	337.3
Discontinued operations liabilities	40.5	43.4
Separate account liabilities	3,020.7	3,402.3
Total liabilities	21,399.3	21,039.8

COMMITMENTS AND CONTINGENCIES (Notes 22, 23 and 24)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.7 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.8	2,633.1
Accumulated other comprehensive income (loss)	(234.4)	(185.0)
Retained earnings (accumulated deficit)	(1,889.0)	(1,675.8)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	326.6	589.5
Noncontrolling interests	20.0	11.8
Total stockholders’ equity	346.6	601.3
Total liabilities and stockholders’ equity	$21,745.9	$21,641.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Income and Comprehensive Income

	For the years ended December 31,
($ in millions, except per share data)	2014	2013	2012
		As restated	As revised
REVENUES:
Premiums	$332.1	$351.6	$402.3
Fee income	545.1	550.3	556.0
Net investment income	830.9	789.7	827.8
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.7)	(7.0)	(50.8)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.4)	(4.8)	22.9
Net OTTI losses recognized in earnings	(8.1)	(11.8)	(27.9)
Net realized investment gains (losses), excluding OTTI losses	(33.1)	27.8	11.1
Net realized investment gains (losses)	(41.2)	16.0	(16.8)
Gain on debt repurchase	—	—	11.9
Total revenues	1,666.9	1,707.6	1,781.2
BENEFITS AND EXPENSES:
Policy benefits	1,119.2	965.1	1,162.4
Policyholder dividends	244.8	235.9	292.1
Policy acquisition cost amortization	119.6	103.1	196.1
Interest expense on indebtedness	28.3	28.3	30.8
Other operating expenses	350.2	337.1	253.3
Total benefits and expenses	1,862.1	1,669.5	1,934.7
Income (loss) from continuing operations before income taxes	(195.2)	38.1	(153.5)
Income tax expense (benefit)	10.5	8.5	(4.7)
Income (loss) from continuing operations	(205.7)	29.6	(148.8)
Income (loss) from discontinued operations, net of income taxes	(3.5)	(2.9)	(15.6)
Net income (loss)	(209.2)	26.7	(164.4)
Less: Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6
Net income (loss) attributable to The Phoenix Companies, Inc.	$(213.2)	$26.0	$(165.0)
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(213.2)	$26.0	$(165.0)
Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6
Net income (loss)	(209.2)	26.7	(164.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	66.5	(62.7)	95.4
Net pension liability adjustment	(80.2)	101.0	(20.3)
Other comprehensive income (loss) before income taxes	(13.7)	38.3	75.1
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	35.7	(20.5)	92.0
Net pension liability adjustment	—	—	—
Total income tax expense (benefit)	35.7	(20.5)	92.0
Other comprehensive income (loss), net of income taxes	(49.4)	58.8	(16.9)
Comprehensive income (loss)	(258.6)	$85.5	$(181.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4.0	0.7	0.6
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(262.6)	$84.8	$(181.9)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Income and Comprehensive Income

(Continued from previous page)	For the years ended December 31,
($ in millions, except per share data)	2014	2013	2012
		As restated	As revised

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(36.48)	$5.04	$(25.90)
Income (loss) from continuing operations – diluted	$(36.48)	$5.01	$(25.90)
Income (loss) from discontinued operations – basic	$(0.61)	$(0.51)	$(2.70)
Income (loss) from discontinued operations – diluted	$(0.61)	$(0.50)	$(2.70)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(37.09)	$4.53	$(28.60)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(37.09)	$4.51	$(28.60)
Basic weighted-average common shares outstanding (in thousands)	5,748	5,735	5,770
Diluted weighted-average common shares outstanding (in thousands)	5,748	5,764	5,770

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(213.2)	$26.0	$(165.0)
Net realized investment gains / losses	40.5	(20.4)	23.7
Policy acquisition costs deferred	(72.9)	(58.4)	(58.1)
Policy acquisition cost amortization	119.6	103.1	196.1
Amortization and depreciation	6.0	8.2	12.0
Interest credited	151.5	139.0	123.2
Equity in earnings of limited partnerships and other investments	(59.7)	(58.9)	(59.8)
Gain on debt repurchase	—	—	(11.9)
Change in:
Accrued investment income	(109.2)	(86.0)	(122.8)
Deferred income taxes, net	—	—	(20.5)
Reinsurance recoverable	39.1	(8.4)	(22.7)
Policy liabilities and accruals	(430.9)	(591.8)	(425.4)
Dividend obligations	72.4	57.1	77.3
Pension and post-employment liabilities	(13.3)	(14.1)	(20.8)
Impact of operating activities of consolidated investment entities, net	(33.8)	(2.1)	(11.8)
Other operating activities, net	3.4	60.1	(34.3)
Cash provided by (used for) operating activities	(500.5)	(446.6)	(520.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,272.6)	(2,460.7)	(1,796.9)
Available-for-sale equity securities	(53.6)	(59.6)	(10.9)
Short-term investments	(1,794.4)	(1,559.7)	(1,814.0)
Derivative instruments	(62.7)	(101.9)	(50.8)
Fair value and other investments	(2.7)	(27.0)	(38.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,651.9	2,130.7	1,871.0
Available-for-sale equity securities	21.4	13.4	22.4
Short-term investments	2,005.9	1,909.2	1,382.7
Derivative instruments	96.2	49.5	26.7
Fair value and other investments	23.8	26.6	49.3
Contributions to limited partnerships and limited liability corporations	(84.2)	(72.4)	(101.8)
Distributions from limited partnerships and limited liability corporations	157.1	146.8	138.4
Policy loans, net	78.0	80.8	126.5
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(8.9)	(10.4)	(7.7)
Cash provided by (used for) investing activities	(244.8)	65.3	(203.8)
(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows

(Continued from previous page)	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
FINANCING ACTIVITIES:
Policyholder deposits	1,457.2	1,355.0	1,597.4
Policyholder withdrawals	(1,200.6)	(1,140.4)	(1,138.8)
Net transfers (to) from separate accounts	439.4	412.9	379.8
Impact of financing activities of consolidated investment entities, net	4.1	4.5	1.3
Other financing activities, net	—	—	(39.6)
Cash provided by (used for) financing activities	700.1	632.0	800.1
Change in cash and cash equivalents	(45.2)	250.7	75.5
Change in cash included in discontinued operations assets	(1.2)	(0.7)	2.7
Cash and cash equivalents, beginning of period	496.4	246.4	168.2
Cash and cash equivalents, end of period	$450.0	$496.4	$246.4
Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(0.2)	$(5.4)	$(18.4)
Interest expense on indebtedness paid	$(27.9)	$(27.9)	$(30.4)
Non-Cash Transactions During the Period
Investment exchanges	$93.3	$98.8	$96.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
($ in millions, except share data)	2014	2013	2012
		As restated	As revised
COMMON STOCK: [1]
Balance, beginning of period	$0.1	$0.1	$1.3
Adjustment for reverse stock split	—	—	(1.2)
Balance, end of period	$0.1	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL: [1]
Balance, beginning of period	$2,633.1	$2,633.1	$2,630.5
Issuance of shares and compensation expense on stock compensation awards	(0.3)	—	1.4
Adjustment for reverse stock split	—	—	1.2
Balance, end of period	$2,632.8	$2,633.1	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.0)	$(243.8)	$(226.9)
Other comprehensive income (loss)	(49.4)	58.8	(16.9)
Balance, end of period	$(234.4)	$(185.0)	$(243.8)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,675.8)	$(1,701.8)	$(1,536.8)
Net income (loss)	(213.2)	26.0	(165.0)
Balance, end of period	$(1,889.0)	$(1,675.8)	$(1,701.8)

TREASURY STOCK, AT COST: [1]
Balance, beginning of period	$(182.9)	$(182.9)	$(179.5)
Treasury shares purchased	—	—	(3.4)
Balance, end of period	$(182.9)	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$589.5	$504.7	$688.6
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(262.9)	84.8	(183.9)
Balance, end of period	$326.6	$589.5	$504.7

NONCONTROLLING INTERESTS:
Balance, beginning of period	$11.8	$6.7	$2.8
Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6
Contributions to noncontrolling interests	4.2	4.6	4.7
Distributions from noncontrolling interests	—	(0.2)	(1.4)
Issuance of Saybrus shares to noncontrolling interests	—	—	—
Balance, end of period	$20.0	$11.8	$6.7

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$601.3	$511.4	$691.4
Change in stockholders’ equity	(254.7)	89.9	(180.0)
Balance, end of period	$346.6	$601.3	$511.4
———————

[1]	Reflects the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to our consolidated financial statements for additional information on the reverse stock split.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements ($ in millions, except per share and per unit data) For the years ended December 31, 2014, 2013 and 2012

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

2.	Restatement and Revision of Previously Reported Financial Information

During the Company’s annual assumption review (or “Unlock”) which was performed in the fourth quarter of 2014, management observed results in the Company’s Universal Life (“UL”) business that did not align with its expectations and, upon further investigation, determined that certain components of the 2013 Unlock contained errors which were determined to be material to the year ended and the three-months ended December 31, 2013. In addition, the Company identified individually immaterial errors relating to its second quarter 2014 financial statements which when aggregated with the previously recorded and disclosed $6.2 million of out-of-period adjustments, were determined to be material for the three-months ended June 30, 2014. As a result of these errors and in accordance with ASC 250, “Accounting Changes and Error Corrections,” the Company is required to record all out-of-period errors, whether or not previously identified, in the period to which they relate. Accordingly, the Company has restated its financial statements for the year ended December 31, 2013, the three-months ended December 31, 2013 and the three-months ended June 30, 2014 and revised its financial statements for all other prior periods presented. Each of these restated or revised quarterly financial statements are presented in expanded format within Note 26.

The Company has classified the correction of errors into two categories (i) UL Unlock and (ii) Other Adjustments as detailed more fully below:

UL Unlock

In accordance with U.S. GAAP and our accounting policy, the Company performs an annual assumption review where management makes a determination of the best estimate assumptions to be used based on a comprehensive review of recent experience studies and industry trends each year. In 2013, the Company revised a number of assumptions, the most significant of which resulted in changes to expected premium persistency and incorporation of mortality improvement in its UL business. The incorporation of these changes resulted in manual updates to various models for which certain errors were subsequently identified in the course of performing analysis between the fourth quarter of 2014 and the prior period results. These errors related to inappropriate implementation of data used in the calculation of certain product features which then resulted in the incorrect calculation of the ultimate impact of the Unlock for the fourth quarter of 2013.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

Other Adjustments

Amounts primarily relate to various out-of-period errors identified which were previously determined not to be material individually or in the aggregate except to the quarter ended June 30, 2014 as noted more fully above. The Company considered the impacts of each of these errors, many of which were previously identified and subsequently recorded as out-of-period adjustments, as well as subsequently identified errors both individually and in the aggregate during the course of this restatement and concluded that none were significant for individual categorization herein.

The impact of the correction of these errors on the consolidated financial statements is presented in the following tables within this Note below.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of December 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As restated
ASSETS:
Available-for-sale debt securities, at fair value	$11,808.6	$—	$(77.1)	[1]	$11,731.5
Available-for-sale equity securities, at fair value	61.8	—	76.2	[1]	138.0
Short-term investments	361.6	—	—		361.6
Limited partnerships and other investments	561.9	—	(0.6)		561.3
Policy loans, at unpaid principal balances	2,350.3	—	—		2,350.3
Derivative instruments	243.1	—	(14.3)		228.8
Fair value investments	210.8	—	4.4		215.2
Total investments	15,598.1	—	(11.4)		15,586.7
Cash and cash equivalents	496.4	—	—		496.4
Accrued investment income	170.4	—	—		170.4
Reinsurance recoverable	603.3	(4.3)	(0.9)		598.1
Deferred policy acquisition costs	940.6	7.8	(0.6)		947.8
Deferred income taxes, net	70.0	—	—		70.0
Other assets [2]	299.9	0.1	20.5		320.5
Discontinued operations assets	43.6	—	5.3		48.9
Separate account assets	3,402.3	—	—		3,402.3
Total assets	$21,624.6	$3.6	$12.9		$21,641.1

LIABILITIES:
Policy liabilities and accruals	$12,437.6	$(15.9)	$(5.1)		$12,416.6
Policyholder deposit funds	3,429.7	—	12.9		3,442.6
Dividend obligations	705.9	—	(0.2)		705.7
Indebtedness	378.8	—	—		378.8
Pension and post-employment liabilities	315.9	—	(2.8)		313.1
Other liabilities	333.0	—	4.3		337.3
Discontinued operations liabilities	37.7	—	5.7		43.4
Separate account liabilities	3,402.3	—	—		3,402.3
Total liabilities	21,040.9	(15.9)	14.8		21,039.8

COMMITMENTS AND CONTINGENCIES (Notes 22, 23 and 24)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,633.1	—	—		2,633.1
Accumulated other comprehensive income (loss)	(185.2)	0.3	(0.1)		(185.0)
Retained earnings (accumulated deficit)	(1,692.1)	19.2	(2.9)		(1,675.8)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	573.0	19.5	(3.0)		589.5
Noncontrolling interests	10.7	—	1.1		11.8
Total stockholders’ equity	583.7	19.5	(1.9)		601.3
Total liabilities and stockholders’ equity	$21,624.6	$3.6	$12.9		$21,641.1
———————

[1]	Included within Other Adjustments is a reclassification of $76.2 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income As of and for the year ended December 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As restated
REVENUES:
Premiums	$351.6	$—	$—		$351.6
Fee income	551.2	(0.9)	—		550.3
Net investment income	787.2		2.5		789.7
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.5)	—	0.5		(7.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.8)	—	—		(4.8)
Net OTTI losses recognized in earnings	(12.3)	—	0.5		(11.8)
Net realized investment gains (losses), excluding OTTI losses	33.6	—	(5.8)		27.8
Net realized investment gains (losses)	21.3	—	(5.3)		16.0
Gain on debt repurchase	—	—	—		—
Total revenues	1,711.3	(0.9)	(2.8)		1,707.6
BENEFITS AND EXPENSES:
Policy benefits	1,026.5	(12.3)	(49.1)	[1]	965.1
Policyholder dividends	189.7	—	46.2	[1]	235.9
Policy acquisition cost amortization	113.7	(7.7)	(2.9)		103.1
Interest expense on indebtedness	28.9	—	(0.6)		28.3
Other operating expenses	335.6	(0.1)	1.6		337.1
Total benefits and expenses	1,694.4	(20.1)	(4.8)		1,669.5
Income (loss) from continuing operations before income taxes	16.9	19.2	2.0		38.1
Income tax expense (benefit)	9.6	—	(1.1)		8.5
Income (loss) from continuing operations	7.3	19.2	3.1		29.6
Income (loss) from discontinued operations, net of income taxes	(2.6)	—	(0.3)		(2.9)
Net income (loss)	4.7	19.2	2.8		26.7
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	—	1.1		0.7
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$19.2	$1.7		$26.0
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$5.1	$19.2	$1.7		$26.0
Net income (loss) attributable to noncontrolling interests	(0.4)	—	1.1		0.7
Net income (loss)	4.7	19.2	2.8		26.7
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [2]	(55.8)	0.3	(7.2)		(62.7)
Net pension liability adjustment	99.3	—	1.7		101.0
Other comprehensive income (loss) before income taxes	43.5	0.3	(5.5)		38.3
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [2]	(20.6)	—	0.1		(20.5)
Net pension liability adjustment	—	—	—		—
Total income tax expense (benefit)	(20.6)	—	0.1		(20.5)
Other comprehensive income (loss), net of income taxes	64.1	0.3	(5.6)		58.8
Comprehensive income (loss)	68.8	$19.5	$(2.8)		$85.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.4)	—	1.1		0.7
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$69.2	$19.5	$(3.9)		$84.8

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income As of and for the year ended December 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As restated
EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$1.27	$3.35	$0.35	$5.04
Income (loss) from continuing operations – diluted	$1.27	$3.33	$0.34	$5.01
Income (loss) from discontinued operations – basic	$(0.45)	$—	$(0.05)	$(0.51)
Income (loss) from discontinued operations – diluted	$(0.45)	$—	$(0.05)	$(0.50)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$0.89	$3.35	$0.30	$4.53
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$0.88	$3.33	$0.29	$4.51
Basic weighted-average common shares outstanding (in thousands)	5,735			5,735
Diluted weighted-average common shares outstanding (in thousands)	5,764			5,764
———————

[1]
Included within Other Adjustments is an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income As of and for the year ended December 31, 2012
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$402.3	$—	$—	$402.3
Fee income	556.2	—	(0.2)	556.0
Net investment income	829.3	—	(1.5)	827.8
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(51.7)	—	0.9	(50.8)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	22.9	—	—	22.9
Net OTTI losses recognized in earnings	(28.8)	—	0.9	(27.9)
Net realized investment gains (losses), excluding OTTI losses	18.3	—	(7.2)	11.1
Net realized investment gains (losses)	(10.5)	—	(6.3)	(16.8)
Gain on debt repurchase	11.9	—	—	11.9
Total revenues	1,789.2	—	(8.0)	1,781.2
BENEFITS AND EXPENSES:
Policy benefits	1,166.1	—	(3.7)	1,162.4
Policyholder dividends	294.8	—	(2.7)	292.1
Policy acquisition cost amortization	200.0	—	(3.9)	196.1
Interest expense on indebtedness	30.8	—	—	30.8
Other operating expenses	253.5	—	(0.2)	253.3
Total benefits and expenses	1,945.2	—	(10.5)	1,934.7
Income (loss) from continuing operations before income taxes	(156.0)	—	2.5	(153.5)
Income tax expense (benefit)	(3.7)	—	(1.0)	(4.7)
Income (loss) from continuing operations	(152.3)	—	3.5	(148.8)
Income (loss) from discontinued operations, net of income taxes	(15.6)	—	—	(15.6)
Net income (loss)	(167.9)	—	3.5	(164.4)
Less: Net income (loss) attributable to noncontrolling interests	0.6	—	—	0.6
Net income (loss) attributable to The Phoenix Companies, Inc.	$(168.5)	$—	$3.5	$(165.0)
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(168.5)	$—	$3.5	$(165.0)
Net income (loss) attributable to noncontrolling interests	0.6	—	—	0.6
Net income (loss)	(167.9)	—	3.5	(164.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [1]	93.7	—	1.7	95.4
Net pension liability adjustment	(21.4)	—	1.1	(20.3)
Other comprehensive income (loss) before income taxes	72.3	—	2.8	75.1
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [1]	90.9	—	1.1	92.0
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	90.9	—	1.1	92.0
Other comprehensive income (loss), net of income taxes	(18.6)	—	1.7	(16.9)
Comprehensive income (loss)	(186.5)	—	5.2	(181.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	—	—	0.6
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(187.1)	$—	$5.2	$(181.9)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income As of and for the year ended December 31, 2012
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(26.40)	$—	$0.61	$(25.90)
Income (loss) from continuing operations – diluted	$(26.40)	$—	$0.61	$(25.90)
Income (loss) from discontinued operations – basic	$(2.70)	$—	$—	$(2.70)
Income (loss) from discontinued operations – diluted	$(2.70)	$—	$—	$(2.70)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(29.20)	$—	$0.61	$(28.60)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(29.20)	$—	$0.61	$(28.60)
Basic weighted-average common shares outstanding (in thousands)	5,770			5,770
Diluted weighted-average common shares outstanding (in thousands)	5,770			5,770
———————

[1]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows As of and for the year ended December 31, 2013
	As reported	Correction of errors		As restated
OPERATING ACTIVITIES:
Net income (loss)	$5.1	$20.9		$26.0
Net realized investment (gains) losses	(25.7)	5.3		(20.4)
Policy acquisition costs deferred	(57.5)	(0.9)		(58.4)
Policy acquisition cost amortization	113.7	(10.6)		103.1
Amortization and depreciation	8.2	—		8.2
Interest credited	139.0	—		139.0
Equity in earnings of limited partnerships and other investments	(55.3)	(3.6)		(58.9)
Gain on debt repurchase	—	—		—
Change in:
Accrued investment income	(86.5)	0.5		(86.0)
Deferred income taxes	0.3	(0.3)		—
Reinsurance recoverable	(21.2)	12.8		(8.4)
Policy liabilities and accruals	(520.0)	(71.8)	[1]	(591.8)
Dividend obligations	10.8	46.3	[1]	57.1
Pension and post-employment liabilities	(14.1)	—		(14.1)
Impact of operating activities of consolidated investment entities, net	(3.2)	1.1		(2.1)
Other operating activities, net [2]	59.8	0.3		60.1
Cash provided by (used for) operating activities	(446.6)	—		(446.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,501.1)	40.4	[3]	(2,460.7)
Available-for-sale equity securities	(19.2)	(40.4)	[3]	(59.6)
Short-term investments	(1,559.7)	—		(1,559.7)
Derivative instruments	(101.9)	—		(101.9)
Fair value and other investments [4]	(27.0)	—		(27.0)
Sales, repayments and maturities of:
Available-for-sale debt securities	2,137.2	(6.5)	[3]	2,130.7
Available-for-sale equity securities	6.9	6.5	[3]	13.4
Short-term investments	1,909.2	—		1,909.2
Derivative instruments	49.5	—		49.5
Fair value and other investments [4]	26.6	—		26.6
Contributions to limited partnerships and limited liability corporations	(72.4)	—		(72.4)
Distributions from limited partnerships and limited liability corporations	146.8	—		146.8
Policy loans, net	80.8	—		80.8
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(10.4)	—		(10.4)
Cash provided by (used for) investing activities	65.3	—		65.3

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions)	Consolidated Statement of Cash Flows As of and for the year ended December 31, 2013
	As reported	Correction of errors	As restated
FINANCING ACTIVITIES:
Policyholder deposits	1,355.0	—	1,355.0
Policyholder withdrawals	(1,140.4)	—	(1,140.4)
Net transfers (to) from separate accounts	412.9	—	412.9
Impact of financing activities of consolidated investment entities, net	4.5	—	4.5
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	632.0	—	632.0
Change in cash and cash equivalents	250.7	—	250.7
Change in cash included in discontinued operations assets	(0.7)	—	(0.7)
Cash and cash equivalents, beginning of period	246.4	—	246.4
Cash and cash equivalents, end of period	$496.4	$—	$496.4
Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(5.4)	$—	$(5.4)
Interest expense on indebtedness paid	$(27.9)	$—	$(27.9)
Non-Cash Transactions During the Period
Investment exchanges	$98.8	$—	$98.8
———————

[1]
Includes an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

[3]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

[4]	Includes other investments which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows As of and for the year ended December 31, 2012
	As reported	Correction of errors		As revised
OPERATING ACTIVITIES:
Net income (loss)	$(168.5)	$3.5		$(165.0)
Net realized investment (gains) losses	17.4	6.3		23.7
Policy acquisition costs deferred	(58.1)	—		(58.1)
Policy acquisition cost amortization	200.0	(3.9)		196.1
Amortization and depreciation	12.0	—		12.0
Interest credited	123.2	—		123.2
Equity in earnings of limited partnerships and other investments	(60.8)	1.0		(59.8)
Gain on debt repurchase	(11.9)	—		(11.9)
Change in:
Accrued investment income	(123.2)	0.4		(122.8)
Deferred income taxes	(19.8)	(0.7)		(20.5)
Reinsurance recoverable	(19.2)	(3.5)		(22.7)
Policy liabilities and accruals	(426.9)	1.5		(425.4)
Dividend obligations	82.9	(5.6)		77.3
Pension and post-employment liabilities	(20.8)	—		(20.8)
Impact of operating activities of consolidated investment entities, net	(11.8)	—		(11.8)
Other operating activities, net [1]	(35.3)	1.0		(34.3)
Cash provided by (used for) operating activities	(520.8)	—		(520.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,796.9)	—		(1,796.9)
Available-for-sale equity securities	(10.9)	—		(10.9)
Short-term investments	(1,814.0)	—		(1,814.0)
Derivative instruments	(50.8)	—		(50.8)
Fair value and other investments [3]	(38.7)	—		(38.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,880.9	(9.9)	[2]	1,871.0
Available-for-sale equity securities	12.5	9.9	[2]	22.4
Short-term investments	1,382.7	—		1,382.7
Derivative instruments	26.7	—		26.7
Fair value and other investments [3]	49.3	—		49.3
Contributions to limited partnerships and limited liability corporations	(101.8)	—		(101.8)
Distributions from limited partnerships and limited liability corporations	138.4	—		138.4
Policy loans, net	126.5	—		126.5
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(7.7)	—		(7.7)
Cash provided by (used for) investing activities	(203.8)	—		(203.8)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions)	Consolidated Statement of Cash Flows As of and for the year ended December 31, 2012
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,597.4	—	1,597.4
Policyholder deposit fund withdrawals	(1,138.8)	—	(1,138.8)
Net transfers (to) from separate accounts	379.8	—	379.8
Impact of financing activities of consolidated investment entities, net	1.3	—	1.3
Other financing activities, net	(39.6)	—	(39.6)
Cash provided by (used for) financing activities	800.1	—	800.1
Change in cash and cash equivalents	75.5	—	75.5
Change in cash included in discontinued operations assets	2.7	—	2.7
Cash and cash equivalents, beginning of period	168.2	—	168.2
Cash and cash equivalents, end of period	$246.4	$—	$246.4
Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(18.4)	$—	$(18.4)
Interest expense on indebtedness paid	$(30.4)	$—	$(30.4)
Non-Cash Transactions During the Period
Investment exchanges	$96.0	$—	$96.0
———————

[1]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

[2]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

[3]	Includes other investments which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity As of and for the year ended December 31, 2013
	As reported	Correction of errors	As restated
COMMON STOCK: [1]
Balance, beginning of period	$0.1	$—	$0.1
Adjustment for reverse stock split	—	—	—
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	—	—
Adjustment for reverse stock split	—	—	—
Balance, end of period	$2,633.1	$—	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$5.5	$(243.8)
Other comprehensive income (loss)	64.1	(5.3)	58.8
Balance, end of period	$(185.2)	$0.2	$(185.0)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,697.2)	$(4.6)	$(1,701.8)
Net income (loss)	5.1	20.9	26.0
Balance, end of period	$(1,692.1)	$16.3	$(1,675.8)

TREASURY STOCK, AT COST: [1]
Balance, beginning of period	$(182.9)	$—	$(182.9)
Treasury shares purchased	—	—	—
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$0.9	$504.7
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	69.2	15.6	84.8
Balance, end of period	$573.0	$16.5	$589.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$—	$6.7
Net income (loss) attributable to noncontrolling interests	(0.4)	1.1	0.7
Contributions to noncontrolling interests	4.6	—	4.6
Distributions from noncontrolling interests	(0.2)	—	(0.2)
Issuance of Saybrus shares to noncontrolling interests	—	—	—
Balance, end of period	$10.7	$1.1	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$0.9	$511.4
Change in stockholders’ equity	73.2	16.7	89.9
Stockholders’ equity, end of period	$583.7	$17.6	$601.3

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Restatement and Revision of Previously Reported Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity As of and for the year ended December 31, 2012
	As reported	Correction of errors	As revised
COMMON STOCK: [1]
Balance, beginning of period	$1.3	$—	$1.3
Adjustment for reverse stock split	(1.2)	—	(1.2)
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,630.5	$—	$2,630.5
Issuance of shares and compensation expense on stock compensation awards	1.4	—	1.4
Adjustment for reverse stock split	1.2	—	1.2
Balance, end of period	$2,633.1	$—	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(230.7)	$3.8	$(226.9)
Other comprehensive income (loss)	(18.6)	1.7	(16.9)
Balance, end of period	$(249.3)	$5.5	$(243.8)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,528.7)	$(8.1)	$(1,536.8)
Net income (loss)	(168.5)	3.5	(165.0)
Balance, end of period	$(1,697.2)	$(4.6)	$(1,701.8)

TREASURY STOCK, AT COST: [1]
Balance, beginning of period	$(179.5)	$—	$(179.5)
Treasury shares purchased	(3.4)	—	(3.4)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$692.9	$(4.3)	$688.6
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(189.1)	5.2	(183.9)
Balance, end of period	$503.8	$0.9	$504.7

NONCONTROLLING INTERESTS:
Balance, beginning of period	$2.8	$—	$2.8
Net income (loss) attributable to noncontrolling interests	0.6	—	0.6
Contributions to noncontrolling interests	4.7	—	4.7
Distributions from noncontrolling interests	(1.4)	—	(1.4)
Issuance of Saybrus shares to noncontrolling interests	—	—	—
Balance, end of period	$6.7	$—	$6.7

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$695.7	$(4.3)	$691.4
Change in stockholders’ equity	(185.2)	5.2	(180.0)
Stockholders’ equity, end of period	$510.5	$0.9	$511.4

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3.	Basis of Presentation and Significant Accounting Policies

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

Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets could have a material impact on the consolidated financial statements. Actual results could differ from these estimates.

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of December 31, 2014 and 2013, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $78.3 million and $181.5 million, respectively. Of this amount, $10.8 million and $0, respectively, is included in the escrow described below.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (the “NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the year ended December 31, 2014, Phoenix Life declared $56.0 million in dividends.

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
We pay interest on senior unsecured bonds. Interest paid on senior unsecured bonds for the years ended December 31, 2014, 2013 and 2012 was $20.0 million, $20.0 million and $20.0 million, respectively. As of December 31, 2014, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032. See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement. The subsidiaries compute their provision for federal income taxes as if they were filing a separate federal income tax return. There are quarterly settlements among the companies representing both the subsidiaries estimated separate company tax liability for the current tax year. and any amount that such subsidiary overpaid to the holding company for a taxable year. As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, in October 2014 the Company funded the escrow, with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

•
The holding company pays operating expenses associated with its operation. It has also paid the majority of the expenses associated with the Prior Phoenix Restatement. Holding company operating expenses for the years ended December 31, 2014, 2013 and 2012 were $102.6 million, $70.7 million and $10.2 million. There are expense sharing arrangements in place among the holding company and its operating subsidiaries. However, given unique circumstances regarding the restatement, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company.

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum risk based capital of 225% at PHL Variable. The Phoenix Companies, Inc. made $15.0 million and $45.0 million of capital contributions for the benefit of PHL Variable Insurance Company in 2014 and 2013, respectively and may need to again in the future.

The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations in the holding company through 2015 and beyond.

Adoption of new accounting standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendments to Consolidation Guidance

In February 2015, the FASB issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 31, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retain earnings as of the beginning of the year of adoption. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued new guidance regarding extraordinary items which eliminates the U.S. GAAP concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued guidance allowing (i.e., not requiring) a reporting entity to measure the financial assets and financial liabilities of a consolidated collateralized financing entity, within the scope of the new guidance, based on either the fair value of the financial assets or financial liabilities, whichever is more observable (referred to as a “measurement alternative”). The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities. Early adoption will be permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early adoption is permitted for new disposals or new classifications as held for sale that have not been reported in financial statements previously issued. The Company will apply the guidance to new disposals and operations newly classified as held for sale, beginning first quarter of 2015, with no effect on existing reported discontinued operations. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Significant accounting policies

Investments

Debt and Equity Securities

Our debt securities classified as available-for-sale include bonds, structured securities and redeemable preferred stock. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are reported on our consolidated balance sheets at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI. Realized investment gains and losses are recognized on a first in first out basis.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

The consolidated financial statements include investments in limited partnerships, certain of which qualify as VIEs. We consolidate those limited partnerships which were determined to be VIEs when we are the primary beneficiary.

See Note 8 to these consolidated financial statements for additional information regarding VIEs.

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of policy loans are at variable interest rates that are reset annually on the policy anniversary.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Fair Value Instruments

Debt securities held at fair value include securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”) and certain available-for-sale structured securities held at fair value. The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” See Note 13 to these consolidated financial statements for additional disclosures related to these securities.

Derivative Instruments

We recognize derivative instruments on the consolidated balance sheets at fair value. The derivative contracts are reported as assets in derivative instruments or liabilities in other liabilities on the consolidated balance sheets, excluding embedded derivatives. Embedded derivatives, as discussed below, are recorded on the consolidated balance sheets bifurcated from the associated host contract.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

An impairment of a debt security, or certain equity securities with debt-like characteristics, is deemed other-than-temporary if:

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

The closed block policyholder dividend obligation, applicable DAC and applicable income taxes, which offset realized investment gains and losses and OTTIs, are each reported separately as components of net income.

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

We amortize DAC based on the related policy’s classification. For individual participating life insurance policies, DAC is amortized in proportion to EGMs arising principally from investment results, mortality, dividends to policyholders and expense margins. For universal life, variable universal life and deferred annuities, DAC is amortized in proportion to EGPs as discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s consolidated balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed, indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. Both EGMs and EGPs are based on historical and anticipated future experience which is updated periodically.

In addition, DAC is adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

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

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (7.9% long-term return assumption) Variable Universal Life (8.0% long-term return assumption)
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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

An analysis is performed annually to assess if there are sufficient gross profits to recover the DAC associated with business written during the year. If the estimates of gross profits cannot support the recovery of DAC, the amount deferred is reduced to the recoverable amount.

The Company has updated a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates made over the last several years resulting in a change to future gross profits and the amortization of DAC, SIA and URR, as well as changes in PFBL and guaranteed benefit liabilities, are related to long-term expected mortality improvement; changes in expected premium persistency; changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Sales inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of DAC. The Company unlocks the assumptions used in the amortization of the deferred sales inducement assets consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the consolidated balance sheets and amortization of deferred sales inducements is included in other operating expense on the consolidated statements of income and comprehensive income.

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

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to mortality rates guaranteed in calculating the cash surrender values described in such contracts, contractual guaranteed rates of interest which range from 2.3% to 6.0% and morbidity. Participating insurance represented 20.7% and 20.7% of direct individual life insurance in force at December 31, 2014 and 2013, respectively.

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

Additional policyholder liabilities are established for certain contract features on universal life and variable universal life products that could generate significant reductions to future gross profits (e.g., death benefits when a contract has zero account value and a no-lapse guarantee). The liabilities are accrued over the lifetime of the block based on assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are, thus, subject to the same variability and risk. The assumptions of investment performance and volatility for variable and equity index products are consistent with historical experience of the appropriate underlying equity indices.

We expect that our universal life block of business will generate profits followed by losses and therefore we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are subject to the same variability and risk and the results are very sensitive to interest rates.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

See Note 11 to these consolidated financial statements for additional information regarding embedded derivatives.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Demutualization and closed block

The closed block assets, including future assets from cash flows generated by the assets and premiums and other revenues from the policies in the closed block, will benefit only holders of the policies in the closed block. The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, investment purchases and sales, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, investment income and realized investment gains and losses on investments held outside the closed block that support the closed block business. All of these excluded income and expense items enter into the determination of EGMs of closed block policies for the purpose of amortization of DAC.

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

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. The fee for these riders is recorded in fee income. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. See Note 11 to these consolidated financial statements for additional information.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Pension and other post-employment benefits

We recognize pension and other post-employment benefit costs and obligations over the employees’ expected service periods by discounting an estimate of aggregate benefits. We estimate aggregate benefits by using assumptions for rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates exceeding a corridor over the average future lifetime of participants. We recognize an expense for our contributions to employee and agent savings plans at the time employees and agents make contributions to the plans. We also recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement.

Audit fees and other professional fees

Professional fees associated with the restatement of our prior period financial statements are recognized and expensed as incurred. The fees associated with the restatement of the 2012 Form 10-K totaled $44.0 million and $62.9 million in 2014 and 2013, respectively.

4.	Reinsurance

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

Trust agreements and irrevocable letters of credit aggregating $45.8 million at December 31, 2014 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $2.8 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to continue to assume and cede premiums related to existing contracts. See Note 23 to these consolidated financial statements for additional information.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

4. Reinsurance (continued)

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $559.1 million and $598.1 million as of December 31, 2014 and 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Direct premiums	$473.2	$501.8	$565.3
Premiums assumed	9.7	11.8	11.8
Premiums ceded [1]	(150.8)	(162.0)	(174.8)
Premiums	$332.1	$351.6	$402.3
Percentage of amount assumed to net premiums	2.9%	3.4%	2.9%

Direct policy benefits incurred	$785.3	$819.1	$812.9
Policy benefits assumed	42.5	22.7	68.7
Policy benefits ceded	(241.9)	(265.4)	(270.3)
Premiums paid [2]	95.8	83.1	96.9
Policy benefits [3]	$681.7	$659.5	$708.2

Direct life insurance in force	$95,811.4	$102,405.6	$111,682.7
Life insurance in force assumed	1,721.0	1,678.2	1,756.7
Life insurance in force ceded	(58,022.4)	(62,553.8)	(69,674.5)
Life insurance in force	$39,510.0	$41,530.0	$43,764.9
Percentage of amount assumed to net insurance in force	4.4%	4.0%	4.0%
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these consolidated financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $437.5 million, $305.6 million and $454.2 million, net of reinsurance, for the years ended December 31, 2014, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

5.	Demutualization and Closed Block

In 1999, we began the process of reorganizing and demutualizing our then principal operating company, Phoenix Home Life. We completed the process in June 2001, when all policyholder membership interests in this mutual company were extinguished and eligible policyholders of the mutual company received shares of PNX common stock, together with cash and policy credits, as compensation. To protect the future dividends of these policyholders, we also established a closed block for their existing policies.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

5. Demutualization and Closed Block (continued)

Because closed block liabilities exceed closed block assets, we have a net closed block liability at December 31, 2014 and 2013, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2014	2013	Inception
		As restated

Available-for-sale debt securities	$5,877.0	$5,753.4	$4,773.1
Available-for-sale equity securities	91.7	76.5	—
Short-term investments	—	106.9	—
Limited partnerships and other investments	343.4	345.0	399.0
Policy loans	1,159.1	1,201.6	1,380.0
Fair value investments	59.8	42.5	—
Total closed block investments	7,531.0	7,525.9	6,552.1
Cash and cash equivalents	89.6	78.2	—
Accrued investment income	80.7	81.7	106.8
Reinsurance recoverable	19.1	26.8	—
Deferred income taxes, net	290.3	285.4	389.4
Other closed block assets	67.4	58.2	41.4
Total closed block assets	8,078.1	8,056.2	7,089.7
Policy liabilities and accruals	8,058.2	8,258.4	8,301.7
Policyholder dividends payable	201.9	207.8	325.1
Policy dividend obligation	714.8	497.7	—
Other closed block liabilities	48.0	65.9	12.3
Total closed block liabilities	9,022.9	9,029.8	8,639.1
Excess of closed block liabilities over closed block assets [1]	944.8	973.6	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(11.8)	(8.0)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$956.6	$981.6
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

5. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Closed block revenues
Premiums	$301.8	$317.8	$369.5
Net investment income	411.1	409.6	453.3
Net realized investment gains (losses)	12.8	16.6	9.2
Total revenues	725.7	744.0	832.0
Policy benefits	438.4	464.5	493.8
Other operating expenses	2.7	5.3	3.0
Total benefits and expenses	441.1	469.8	496.8
Closed block contribution to income before dividends and income taxes	284.6	274.2	335.2
Policyholder dividends	(244.6)	(235.7)	(291.8)
Closed block contribution to income before income taxes	40.0	38.5	43.4
Applicable income tax expense	13.3	13.4	15.0
Closed block contribution to income	26.7	25.1	28.4
Less: Closed block contribution to income attributable to noncontrolling interests	2.0	0.3	0.5
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$24.7	$24.8	$27.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$244.6	$235.7	$291.8
Policyholder dividends provided through OCI	138.8	(308.4)	165.7
Additions to (reductions of) policyholder dividend liabilities	383.4	(72.7)	457.5
Policyholder dividends paid	(172.2)	(178.6)	(214.5)
Increase (decrease) in policyholder dividend liabilities	211.2	(251.3)	243.0
Policyholder dividend liabilities, beginning of period	705.5	956.8	713.8
Policyholder dividend liabilities, end of period	916.7	705.5	956.8
Policyholder dividends payable, end of period	(201.9)	(207.8)	(223.8)
Policyholder dividend obligation, end of period	$714.8	$497.7	$733.0

The policyholder dividend obligation includes approximately $277.9 million and $202.1 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of December 31, 2014 and 2013, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of December 31, 2014 and 2013, the policyholder dividend obligation also includes $436.9 million and $295.6 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

6.	Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

Changes in Deferred Policy Acquisition Costs:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$947.8	$898.1	$1,114.8
Policy acquisition costs deferred	72.9	58.4	58.1
Costs amortized to expenses:
Recurring costs	(129.5)	(117.9)	(141.3)
Assumption unlocking	(4.4)	25.4	(55.6)
Realized investment gains (losses)	14.3	(10.6)	0.8
Offsets to net unrealized investment gains or losses included in AOCI	(52.5)	94.4	(78.7)
Balance, end of period	$848.6	$947.8	$898.1

During the years ended December 31, 2014, 2013 and 2012, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

7.	Sales Inducements

The balances of and changes in sales inducements as of and for the years ended December 31, are as follows:

Changes in Deferred Sales Inducement Activity:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$77.4	$63.9	$51.2
Sales inducements deferred	17.5	10.6	15.4
Amortization charged to income	(8.0)	(8.5)	(5.7)
Offsets to net unrealized investment gains or losses included in AOCI	(7.5)	11.4	3.0
Balance, end of period	$79.4	$77.4	$63.9

8.	Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at December 31, 2014 and 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Fair Value and Cost of Securities:	As of December 31, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$388.3	$55.2	$(0.1)	$443.4	$—
State and political subdivision	518.3	42.1	(2.5)	557.9	(1.1)
Foreign government	205.8	26.5	(1.4)	230.9	—
Corporate	7,942.7	530.0	(74.6)	8,398.1	(8.3)
Commercial mortgage-backed (“CMBS”)	602.9	48.4	(0.1)	651.2	(1.2)
Residential mortgage-backed (“RMBS”)	1,862.5	81.6	(11.9)	1,932.2	(25.5)
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	197.5	2.7	(3.3)	196.9	(13.9)
Other asset-backed (“ABS”)	260.0	13.4	(4.7)	268.7	(1.8)
Available-for-sale debt securities	$11,978.0	$799.9	$(98.6)	$12,679.3	$(51.8)
Amounts applicable to the closed block	$5,451.3	$458.1	$(32.4)	$5,877.0	$(14.7)
Available-for-sale equity securities	$156.0	$25.1	$(1.6)	$179.5	$—
Amounts applicable to the closed block	$80.5	$12.3	$(1.1)	$91.7	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	As of December 31, 2013, as restated
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$370.2	$36.2	$(2.6)	$403.8	$—
State and political subdivision	402.5	18.2	(10.2)	410.5	(1.1)
Foreign government	194.0	16.6	(0.7)	209.9	—
Corporate	7,266.1	423.0	(135.7)	7,553.4	(8.8)
CMBS	681.2	35.8	(3.2)	713.8	(3.4)
RMBS	1,893.0	42.0	(37.4)	1,897.6	(26.7)
CDO/CLO	223.4	5.8	(5.1)	224.1	(15.3)
Other ABS	311.1	14.8	(7.5)	318.4	(1.8)
Available-for-sale debt securities	$11,341.5	$592.4	$(202.4)	$11,731.5	$(57.1)
Amounts applicable to the closed block	$5,465.0	$362.6	$(74.2)	$5,753.4	$(16.5)
Available-for-sale equity securities	$119.3	$23.9	$(5.2)	$138.0	$—
Amounts applicable to the closed block	$69.3	$10.1	$(2.9)	$76.5	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Maturities of Debt Securities:	As of December 31, 2014
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$374.3	$381.2
Due after one year through five years	2,074.1	2,204.8
Due after five years through ten years	3,528.6	3,673.3
Due after ten years	3,078.1	3,371.0
CMBS/RMBS/ABS/CDO/CLO [1]	2,922.9	3,049.0
Total	$11,978.0	$12,679.3
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Debt securities, available-for-sale
Proceeds from sales	$446.1	$532.2	$346.5
Proceeds from maturities/repayments	1,225.3	1,544.0	1,517.3
Gross investment gains from sales, prepayments and maturities	41.6	45.1	46.4
Gross investment losses from sales and maturities	(17.6)	(2.2)	(11.1)
Equity securities, available-for-sale
Proceeds from sales	$24.2	$12.7	$22.5
Gross investment gains from sales	10.4	4.2	14.4
Gross investment losses from sales	(1.0)	(3.8)	(0.4)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$2.7	$(0.1)	$2.7	$(0.1)
State and political subdivision	11.6	(0.6)	31.1	(1.9)	42.7	(2.5)
Foreign government	15.7	(1.4)	—	—	15.7	(1.4)
Corporate	643.0	(23.5)	654.3	(51.1)	1,297.3	(74.6)
CMBS	12.6	—	10.9	(0.1)	23.5	(0.1)
RMBS	8.4	(0.2)	226.7	(11.7)	235.1	(11.9)
CDO/CLO	57.9	(0.5)	96.3	(2.8)	154.2	(3.3)
Other ABS	13.8	(0.1)	16.0	(4.6)	29.8	(4.7)
Debt securities	763.0	(26.3)	1,038.0	(72.3)	1,801.0	(98.6)
Equity securities	5.6	(0.7)	15.2	(0.9)	20.8	(1.6)
Total temporarily impaired securities	$768.6	$(27.0)	$1,053.2	$(73.2)	$1,821.8	$(100.2)
Amounts inside the closed block	$266.8	$(11.7)	$387.8	$(21.8)	$654.6	$(33.5)
Amounts outside the closed block	$501.8	$(15.3)	$665.4	$(51.4)	$1,167.2	$(66.7)
Amounts outside the closed block that are below investment grade	$84.2	$(4.1)	$50.4	$(6.6)	$134.6	$(10.7)
Number of securities		158		211		369

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $3.2 million and $1.7 million, respectively, at December 31, 2014, of which $2.1 million and $0.1 million, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 201 debt securities and 10 equity securities. These debt securities primarily relate to corporate securities, RMBS and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of December 31, 2013, as restated
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$48.0	$(2.1)	$3.0	$(0.5)	$51.0	$(2.6)
State and political subdivision	120.1	(7.6)	10.7	(2.6)	130.8	(10.2)
Foreign government	41.0	(0.7)	—	—	41.0	(0.7)
Corporate	1,701.5	(86.5)	326.8	(49.2)	2,028.3	(135.7)
CMBS	93.7	(2.7)	10.4	(0.5)	104.1	(3.2)
RMBS	773.5	(24.4)	144.4	(13.0)	917.9	(37.4)
CDO/CLO	64.1	(0.6)	97.1	(4.5)	161.2	(5.1)
Other ABS	22.3	(0.1)	29.5	(7.4)	51.8	(7.5)
Debt securities	2,864.2	(124.7)	621.9	(77.7)	3,486.1	(202.4)
Equity securities	55.3	(4.3)	3.7	(0.9)	59.0	(5.2)
Total temporarily impaired securities	$2,919.5	$(129.0)	$625.6	$(78.6)	$3,545.1	$(207.6)
Amounts inside the closed block	$1,172.7	$(48.7)	$238.4	$(28.4)	$1,411.1	$(77.1)
Amounts outside the closed block	$1,746.8	$(80.3)	$387.2	$(50.2)	$2,134.0	$(130.5)
Amounts outside the closed block that are below investment grade	$76.4	$(3.4)	$52.9	$(7.8)	$129.3	$(11.2)
Number of securities		475		156		631

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $5.1 million and $4.8 million, respectively, at December 31, 2013, of which $2.7 million and $0, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 150 debt securities and six equity securities. These debt securities primarily relate to corporate securities, RMBS and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities were $8.1 million in 2014, $11.8 million in 2013 and $27.6 million in 2012. The 2014 impairments were driven primarily by deterioration in issuer credit and liquidity metrics, and business outlook.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$(71.4)	$(72.6)	$(79.1)
Add: Credit losses on securities not previously impaired [1]	—	(1.1)	(6.7)
Add: Credit losses on securities previously impaired [1]	—	(4.1)	(13.3)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	19.0	6.4	26.5
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(52.4)	$(71.4)	$(72.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of income and comprehensive income.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	As of December 31,
($ in millions)	2014	2013
		As restated
Limited partnerships
Private equity funds	$241.1	$240.8
Mezzanine funds	162.4	180.4
Infrastructure funds	38.9	38.1
Hedge funds	10.7	13.0
Mortgage and real estate funds	3.7	3.3
Leveraged leases	11.8	16.8
Direct equity investments	49.6	44.5
Life settlements	22.4	21.6
Other alternative assets	2.2	2.8
Limited partnerships and other investments	$542.8	$561.3
Amounts applicable to the closed block	$343.4	$345.0

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

Aggregated Summarized Balance Sheet Information of Equity Method Investees:	As of December 31,
($ in millions)	2014	2013
		As restated

Total assets	$58,694.1	$56,434.1
Total liabilities	$1,630.2	$1,654.0

Aggregated Net Investment Income:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Total investment revenues	$2,329.9	$2,759.7	$2,389.6
Net income	$5,869.2	$9,297.3	$8,315.2

Summarized financial information for these equity method investees is reported on a three-month delay due to the timing of financial statements as of the current reporting period.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Leveraged leases

The Company records its investment in a leveraged lease net of the nonrecourse debt. The Company recognizes income on the leveraged leases by applying the estimated rate of return to the net investment in the lease. The Company regularly reviews the estimated residual values and, if necessary, impairs them to expected values.

Investment in leveraged leases, included in limited partnerships and other investments, consisted of the following:

Investment in Leveraged Leases:	2014	2013
($ in millions)		As restated

Rental receivables, net	$4.9	$10.1
Estimated residual values	7.3	7.3
Unearned income	(0.4)	(0.6)
Investment in leveraged leases	$11.8	$16.8

Rental receivables are generally due in periodic installments. The payments are made semi-annually and range from three to five years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed at least annually. The Company defines non-performing rental receivables as those that are 90 days or more past due. At December 31, 2014 and 2013, all rental receivables were performing. The deferred income tax liability related to leveraged leases was $9.5 million and $11.7 million at December 31, 2014 and 2013, respectively. The components of income from investment in leveraged leases, excluding net investment gains (losses) were as follows:

Investment Income after Income Tax from Investment in Leveraged Leases:	As of December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Income from investment in leveraged leases	$0.1	$0.1	$0.2
Less: Income tax expense on leveraged leases	—	—	(0.1)
Investment income after income tax from investment in leveraged leases	$0.1	$0.1	$0.1

Direct equity investments

Direct equity investments are equity interests in LLCs entered into on a co-investment basis with sponsors of private equity funds for strategic and capital appreciation purposes and are accounted for under the equity method. The Company records its share of earnings on a three-month delay when timely financial information is not available and the delivery of investee’s financial reporting occurs after the end of the current reporting period. Further, management has open communication with each fund manager and, to the extent financial information is available, receives quarterly statements from the underlying funds. Management also performed an analysis on the funds’ financial statements to assess reasonableness of information provided by third parties. Income recognized from our other direct equity investments was $7.8 million, $7.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We consolidate those direct equity investments which were determined to be VIE’s when we are the primary beneficiary. The undistributed earnings of direct equity investments not consolidated were $(1.5) million, $5.4 million and $(2.0) million at December 31, 2014, 2013 and 2012, respectively. Any future investment in these structures is discretionary.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

The following table presents the carrying value and change in investment balance of non-consolidated direct equity investments:

Carrying Value and Change in Investment Balance of Non-Consolidated Direct Equity Investments:
($ in millions)

Balance as of December 31, 2012, as revised	$30.7
Net contributions (distributions)	6.8
Net income (loss)	7.0
Balance as of December 31, 2013, as restated	44.5
Net contributions (distributions)	(2.7)
Net income (loss)	7.8
Balance as of December 31, 2014	$49.6

Life settlements

During 2014, 2013 and 2012, income (losses) recognized on life settlement contracts were $0, $0.7 million and $0.9 million, respectively. These amounts are included in net investment income in the consolidated statements of income and comprehensive income. Our life settlement contracts reported above are monitored for impairment on a contract-by-contract basis annually. An investment in a life settlement contract is considered impaired if the undiscounted cash flows from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus the expected costs to keep the policy in force. If an impairment loss is recognized, the investment is written down to fair value. Anticipated policy cash flows are based on the Company’s latest mortality assumptions. Impairment charges on life settlement contracts included in net realized capital gains (losses) totaled $0, $0 and $0.3 million in 2014, 2013 and 2012, respectively.

Remaining Life Expectancy of Insured: ($ in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

0-5 years	5	$13.7	$22.0
Thereafter	8	8.7	37.1
Total	13	$22.4	$59.1

At December 31, 2014, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the next 12 months ending December 31, 2015 and the four succeeding years ending December 31, 2019 are $1.3 million, $1.0 million, $1.2 million, $1.1 million and $1.1 million, respectively.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2014 and 2013, our Life Companies had on deposit securities with a fair value of $30.5 million and $31.1 million, respectively, in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields which are changed due to expectations in projected cash flows, dividend income from common and preferred stock, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

Sources of Net Investment Income:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Debt securities [1]	$581.6	$565.0	$604.8
Equity securities	9.2	7.2	4.3
Limited partnerships and other investments	65.3	58.3	63.7
Policy loans	167.4	160.0	161.5
Fair value investments	25.4	14.1	9.4
Total investment income	848.9	804.6	843.7
Less: Discontinued operations	1.1	1.3	2.1
Less: Investment expenses	16.9	13.6	13.8
Net investment income	$830.9	$789.7	$827.8
Amounts applicable to closed block	$411.1	$409.6	$453.3
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Total other-than-temporary debt impairments	$(5.6)	$(7.0)	$(45.7)
Portion of losses recognized in OCI	(0.4)	(4.8)	22.9
Net debt impairments recognized in earnings	$(6.0)	$(11.8)	$(22.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	(0.6)
Foreign government	—	—	—
Corporate	(6.0)	(3.8)	(3.0)
CMBS	—	(2.7)	(4.1)
RMBS	—	(4.3)	(10.3)
CDO/CLO	—	(1.0)	(3.8)
Other ABS	—	—	(1.0)
Net debt security impairments	(6.0)	(11.8)	(22.8)
Equity security impairments	(2.1)	—	(4.8)
Limited partnerships and other investment impairments	—	—	(0.3)
Impairment losses	(8.1)	(11.8)	(27.9)
Debt security transaction gains	41.8	45.3	46.4
Debt security transaction losses	(17.7)	(2.2)	(11.1)
Equity security transaction gains	10.4	4.2	14.4
Equity security transaction losses	(1.0)	(3.8)	(0.4)
Limited partnerships and other investment transaction gains	—	0.8	7.7
Limited partnerships and other investment transaction losses	(0.7)	(4.6)	(2.5)
Net transaction gains (losses)	32.8	39.7	54.5
Derivative instruments	(20.8)	(27.7)	(50.4)
Embedded derivatives [1]	(45.9)	12.2	4.9
Assets valued at fair value	0.8	3.6	2.1
Net realized investment gains (losses), excluding impairment losses	(33.1)	27.8	11.1
Net realized investment gains (losses), including impairment losses	$(41.2)	$16.0	$(16.8)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 11 to these consolidated financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Debt securities	$311.3	$(538.1)	$402.9
Equity securities	4.8	2.7	7.9
Other investments	(4.1)	0.6	(0.7)
Net unrealized investment gains (losses)	$312.0	$(534.8)	$410.1

Net unrealized investment gains (losses)	$312.0	$(534.8)	$410.1
Applicable to closed block policyholder dividend obligation	138.8	(308.4)	165.7
Applicable to DAC	52.5	(94.4)	78.7
Applicable to other actuarial offsets	54.2	(69.3)	70.3
Applicable to deferred income tax expense (benefit)	35.7	(20.5)	92.0
Offsets to net unrealized investment gains (losses)	281.2	(492.6)	406.7
Net unrealized investment gains (losses) included in OCI	$30.8	$(42.2)	$3.4

Consolidated variable interest entities

The Company regularly invests in private equity type fund structures which are VIEs. Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine if we are the primary beneficiary. When we are the primary beneficiary of the entity we consolidate the VIE. The consolidated entities are all investment company-like structures which follow specialized investment company accounting and record underlying investments at fair value. The nature of the consolidated VIEs’ operations and purpose are private equity limited partnerships, single asset LLCs and a fund of fund investment structure and have investments in homogeneous types of assets. We consolidate these VIEs using the most recent financial information received from the partnerships. Recognition of operating results is generally on a three-month delay due to the timing of the related financial statements.

The following table presents the total assets and total liabilities relating to consolidated VIEs at December 31, 2014 and 2013.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	December 31, 2014			December 31, 2013, as restated
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$5.5	$—	$5.1	$3.6	$—	$3.2
Equity securities, at fair value [2]	35.0	—	30.0	29.4	—	24.7
Cash and cash equivalents	9.4	—	9.3	10.8	—	10.6
Investment in partnership interests	—	—	—	0.1	—	0.1
Investment in single asset LLCs	50.6	—	36.6	24.3	—	18.3
Other assets	0.6	—	0.5	0.6	—	0.5
Total assets of consolidated VIEs	$101.1	$—	$81.5	$68.8	$—	$57.4
Total liabilities of consolidated VIEs	$—	$0.6	$0.5	$—	$0.8	$0.6
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at December 31, 2014 and 2013 excludes unfunded commitments of $11.9 million and $0, respectively.

[2]	Included in available-for-sale debt and equity securities, at fair value on the consolidated balance sheets.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $151.5 million and $172.6 million as of December 31, 2014 and 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	December 31, 2014			December 31, 2013, as restated
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$106.0	$—	$157.8	$116.7	$—	$171.6
LLCs	45.5	—	45.5	55.9	—	55.9
Total	$151.5	$—	$203.3	$172.6	$—	$227.5
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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $848.8 million and $864.0 million at December 31, 2014 and 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2014, we were exposed to the credit concentration risk of 18 issuers, Bank of America Corporation, General Electric Company, The Bank of New York Mellon Corporation, The Goldman Sachs Group Inc., JPMorgan Chase Co., BB&T Corporation, Morgan Stanley, HSBC Holdings plc, Credit Suisse Group AG, Metlife Inc., The PNC Financial Services Group Inc., Republic of Poland, Riverside Health System and Berkshire Hathaway Inc., Deutsche Bank AG, Barclays Bank PLC, HP Communities LLC, Irving Oil Ltd., representing exposure greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of December 31, 2014, we held derivative assets, net of liabilities, with a fair value of $75.7 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $290.9 million as of December 31, 2014. Our maximum amount of loss due to credit risk with these issuers was $366.6 million as of December 31, 2014. See Note 12 to these consolidated financial statements for additional information regarding derivatives.

9.	Financing Activities

Debt is carried net of original issuer discount as follows:

Indebtedness at Carrying Value:	As of December 31,
($ in millions)	2014	2013
		As restated

7.15% surplus notes	$126.2	$126.1
7.45% senior unsecured bonds	252.7	252.7
Total indebtedness	$378.9	$378.8

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

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of December 31, 2014. During 2014 and 2013, no repurchases were made. In March 2013, we extinguished $31.4 million par value of these bonds.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

9. Financing Activities (continued)

The indenture governing our senior unsecured bonds (the “Indenture”) requires us to file with U.S. Bank, National Association, as trustee (the “Trustee”), within 15 days after we are required to file with the SEC, copies of the annual reports and of the information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or Section 15(d) of the Exchange Act. In connection with our restatement of financial statements for the years ended December 31, 2011, 2010 and 2009, the quarters of fiscal year 2011, the first and second quarters of 2012 and the delay in filing our Third Quarter 2012 Form 10-Q, we were unable to file our Third Quarter 2012 Form 10-Q with the SEC and meet the requirement to timely deliver a copy of such report to the Trustee. This resulted in a default under the Indenture governing the bonds. On November 30, 2012, the Trustee issued a notice of default, which stated that the failure of the Company to deliver the Third Quarter 2012 Form 10-Q constituted non-compliance with the reporting covenant in the Indenture and that delivery of such notice initiated a 60-day cure period.

On December 12, 2012, we commenced a consent solicitation of bondholders seeking the approval of amendments to the Indenture and a related waiver to extend the date to deliver our Third Quarter 2012 Form 10-Q to the Trustee to March 31, 2013 and waiving any and all defaults and events of default related to the delayed filing of our Third Quarter 2012 Form 10-Q that occurred prior to the effectiveness of the amendments and on January 16, 2013, we announced that we had received the requisite consent to the amendments to the Indenture and the related waiver.

On January 18, 2013, the Company and the Trustee executed a first supplemental indenture (“First Supplemental Indenture”) amending the Indenture effective as of such date to provide that until March 31, 2013, any failure by us to comply with the sections of the Indenture relating to the filing of the Third Quarter 2012 Form 10-Q would not constitute a default under the Indenture and that our filing of such report on a delayed basis on or prior to such time would satisfy our obligations under the reporting covenant in the Indenture. Pursuant to the waiver, any and all defaults and events of default occurring under the Indenture prior to the effectiveness of the First Supplemental Indenture were waived.

We commenced second and third consent solicitations of bondholders on April 24, 2013 and January 23, 2014, respectively, each of which was successful.

The April 24, 2013 consent solicitation resulted in an amendment to the Indenture and the provision of a related waiver to extend the date for providing the Trustee with the Third Quarter 2012 Form 10-Q, our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2013 (the “2013 Forms 10-Q”) to December 31, 2013.

On May 23, 2013, the Company and the Trustee executed a second supplemental indenture (the “Second Supplemental Indenture”) amending the Indenture effective as of such date to provide that any failure by us to comply with the sections of the Indenture relating to these filings would not constitute a default under the Indenture, and that our filing of such reports on a delayed basis on or prior to such time would satisfy our obligations under the reporting covenant in the Indenture. Pursuant to the waiver, any and all defaults and events of default occurring under the Indenture prior to the effectiveness of the Second Supplemental Indenture were waived.

The January 23, 2014 consent solicitation resulted in a further amendment to the Indenture and the provision of a related waiver to extend the date for providing the Trustee with the Third Quarter 2012 Form 10-Q, the 2012 Form 10-K, the 2013 Forms 10-Q, our 2013 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2014 to March 16, 2015. On February 21, 2014, the Company and the Trustee executed a third supplemental indenture (the “Third Supplemental Indenture”) amending the Indenture effective as of such date to provide that any failure by us to comply with the sections of the Indenture relating to these filings would not constitute a default under the Indenture, and that our filing of such reports on a delayed basis on or prior to such time would satisfy our obligations under the reporting covenant in the Indenture. Pursuant to the waiver, any and all defaults and events of default occurring under the Indenture prior to the effectiveness of the Third Supplemental Indenture were waived.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

9. Financing Activities (continued)

Future minimum annual principal payments on indebtedness as of December 31, 2014 are $252.7 million in 2032 and $126.7 million in 2034. There are no debt maturities in 2015 through 2019.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

7.15% surplus notes	$9.1	$9.1	$11.6
7.45% senior unsecured bonds	19.2	19.2	19.2
Interest expense on indebtedness	$28.3	$28.3	$30.8

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

On September 20, 2012, the Board of Directors (the “Board”) of the Company authorized a program to repurchase up to an aggregate amount of $25,000,000 (not including fees and expenses) of the Company’s outstanding common stock shares. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the Board at any time. The Board also terminated, effective September 20, 2012, the Company’s existing stock repurchase program, which was announced on August 5, 2002. There were no repurchases during 2014 or 2013.

Through December 31, 2014, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2014, we had 5.8 million shares outstanding, net of 0.7 million common shares of treasury stock. Shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2014, we also had 0.4 million common shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares). Please note that these share and RSU amounts for all periods reflect the 1-for-20 reverse stock split, which became effective on August 10, 2012.

In 2014, 2013 and 2012, we did not pay any stockholder dividends.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.1% of our outstanding common stock. In 2014, 2013 and 2012, we incurred $2.7 million, $2.6 million and $2.3 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

11.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. In 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.6 billion and $2.0 billion at December 31, 2014 and 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	As of December 31,
($ in millions)	2014	2013
		As restated

Debt securities	$375.9	$433.0
Equity funds	1,638.6	1,920.4
Other	49.9	64.3
Total	$2,064.4	$2,417.7

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2014
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$22.7	$9.8
Incurred	1.8	2.1
Paid	(3.7)	(0.2)
Change due to net unrealized gains or losses included in AOCI	0.1	—
Assumption unlocking	0.5	5.4
Balance, end of period	$21.4	$17.1

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2013, as restated
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$15.9	$21.7
Incurred	2.1	(3.6)
Paid	(3.7)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	8.4	(8.2)
Balance, end of period	$22.7	$9.8

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2012, as revised
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$16.4	$17.6
Incurred	0.6	4.0
Paid	(1.1)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Balance, end of period	$15.9	$21.7

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$661.5	$1.6	$1.6	63
GMDB step up	1,723.2	112.2	13.4	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	2,436.5	$118.6	$19.8
Less: General account value with GMDB	378.6
Subtotal separate account liabilities with GMDB	2,057.9
Separate account liabilities without GMDB	962.8
Total separate account liabilities	$3,020.7
GMIB [1] at December 31, 2014	$319.6			65

GMDB and GMIB Benefits by Type:	December 31, 2013, as restated
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$770.3	$2.1	$2.1	63
GMDB step up	1,974.7	117.9	9.9	64
GMDB earnings enhancement benefit (“EEB”)	36.0	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,807.7	$124.9	$16.9
Less: General account value with GMDB	403.3
Subtotal separate account liabilities with GMDB	2,404.4
Separate account liabilities without GMDB	997.9
Total separate account liabilities	$3,402.3
GMIB [1] at December 31, 2013	$398.6			64
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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$85.4	$102.1	$5.6
Incurred	33.4	60.8	37.2
Paid	(0.3)	(0.3)	—
Change due to net unrealized gains or losses included in AOCI	35.9	(58.5)	59.3
Assumption unlocking	(7.4)	(18.7)	—
Balance, end of period	$147.0	$85.4	$102.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Changes in Universal Life Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$170.6	$138.5	$114.6
Incurred	39.9	37.9	29.3
Paid	(15.3)	(14.3)	(9.5)
Change due to net unrealized gains or losses included in AOCI	2.2	(2.4)	2.4
Assumption unlocking	(1.6)	10.9	1.7
Balance, end of period	$195.8	$170.6	$138.5

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC. The most significant driver of the positive 2014 unlock results in these reserves was the extension of mortality improvement for an additional year, which reduced overall expected mortality expense.

Changes in Universal Life Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$249.1	$311.7	$209.8
Incurred	106.4	66.2	44.0
Change due to net unrealized gains or losses included in AOCI	9.0	1.1	16.8
Assumption unlocking	(13.0)	(129.9)	41.1
Balance, end of period	$351.5	$249.1	$311.7

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$496.8	65
GMAB	315.6	59
COMBO	7.1	65
Balance, end of period	$819.5

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2013, as restated
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$581.5	64
GMAB	382.2	59
COMBO	7.2	63
Balance, end of period	$970.9

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2014	2013
		As restated

GMWB	$7.3	$(5.1)
GMAB	(0.3)	1.4
COMBO	(0.2)	(0.4)
Total variable annuity embedded derivative liabilities	$6.8	$(4.1)

There were no benefit payments made for the GMWB and GMAB during 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 13 to these consolidated financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $153.9 million and $91.9 million as of December 31, 2014 and 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 12 to these consolidated financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $(45.9) million, $12.2 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12.	Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, as well as our fixed indexed annuity (“FIA”) separate account hedge which uses interest rate swaptions to hedge against rising interest rates. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our FIA products.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Derivative Instruments (continued)

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2014 and 2013, $18.6 million and $28.2 million respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.
Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.1	—
Put options	2015 - 2022	692.5	31.1	—
Call options [2]	2015 - 2019	2,019.2	119.8	74.6
Cross currency swaps	2016	10.0	0.6	—
Equity futures	2015	4.1	—	0.5
Total derivative instruments		$3,617.7	$161.3	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2013, as restated
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2024 - 2025	3,902.0	30.7	—
Put options	2015 - 2022	406.0	31.1	—
Call options [2]	2014-2018	1,701.6	163.1	96.1
Cross currency swaps	2016	10.0	—	0.7
Equity futures	2014	160.6	—	5.3
Total derivative instruments		$6,320.1	$228.8	$116.8
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.9 million.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Interest rate swaps	$11.0	$(11.4)	$(0.9)
Variance swaps	(0.7)	(3.6)	(7.9)
Swaptions	(30.6)	17.3	(0.2)
Put options	(4.8)	(42.3)	(22.0)
Call options	18.5	59.3	0.1
Cross currency swaps	1.3	(0.5)	(0.1)
Equity futures	(15.5)	(46.5)	(19.4)
Embedded derivatives	(45.9)	12.2	4.9
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(66.7)	$(15.5)	$(45.5)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Derivative Instruments (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$161.3	$—	$161.3	$(82.5)	$—	$78.8
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.5	$3.1	$—

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2013, as restated
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$228.8	$—	$228.8	$(110.3)	$—	$118.5
Total derivative liabilities	$(116.8)	$—	$(116.8)	$110.3	$6.5	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $15.5 million and $21.7 million as of December 31, 2014 and 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Investments for which fair value is based upon unadjusted quoted market prices are reported as Level 1. The number of quotes the issuer obtains per instrument will vary depending on the security type and availability of pricing data from independent third-party, nationally recognized pricing vendors. The Company has defined a pricing hierarchy among pricing vendors to determine ultimate value used and also reviews significant discrepancies among pricing vendors to determine final value used. Prices from pricing services are not adjusted, but the Company may obtain a broker quote or use an internal model to price a security if it believes vendor prices do not reflect fair value. When quoted prices are not available, we use these pricing vendors to give an estimated fair value. If quoted prices, or an estimated price from our pricing vendors are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models or obtained from an independent third-party broker. We primarily use market-based or independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Debt securities

We use pricing vendors to estimate fair value for the majority of our public debt securities. The pricing vendors’ estimates are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. The methodologies used by these vendors are reviewed and understood by management through discussion with and information provided by these vendors. The Company assesses the reasonableness of individual security values received from valuation pricing vendors through various analytical techniques. Management also assesses whether the assumptions used appear reasonable and consistent with the objective of determining fair value. When our pricing vendors are unable to obtain evaluations based on market data, fair value is determined by obtaining a direct broker quote. Management reviews these broker quotes and valuation techniques to determine whether they are appropriate and consistently applied. Broker quotes are evaluated based on the Company’s assessment of the broker’s knowledge of, and history in trading, the security and the Company’s understanding of inputs used to derive the broker quote. Management also assesses reasonableness of individual security values similar to the vendor pricing review noted above.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

RMBS, CMBS, CDO/CLO and Other ABS

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

Equity securities

Private Equity Investments

The fair value of non-public private equity is estimated using the valuation of the lead investor (“sponsor value”), typically a general partner of an investment in a limited partnership in which we invest. The sponsors, or lead investors/underwriters of these investments, account for them on an equity basis. The Company will then obtain securities fair value from these sponsors to infer the appropriate fair value for its holdings in the same or similar investment. If we cannot determine a price using the sponsor value, we estimate the fair value using management’s professional judgment. Management evaluates many inputs including, but not limited to, current operating performance, future expectations of the investment, industry valuations of comparable public companies and changes in market outlook and third-party financing environment over time. Financial information for these investments is reported on a three-month delay due to the timing of financial statements as of the current reporting period.

Public Equity

Our publicly held common equity securities are generally obtained through the initial public offering of privately-held equity investments and are reported at the estimated fair value determined based on quoted prices in active markets. To the extent these securities have readily determinable exchange based prices, the securities are categorized as Level 1 of our hierarchy. If management determines there are liquidity concerns or exchange based information for the specific securities in our portfolio is not available, the securities are categorized as Level 2. For our preferred equity securities, we obtain fair value estimates from our pricing vendors. In addition, management will consistently monitor these holdings and prices will be modified for any pertinent and/or significant events that would result in a valuation adjustment, including an analysis for potential credit-related events or impairments.

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

Included in the other investments balance is the net investment value of life settlement contracts which are accounted under the investment method, which for non-impaired contracts incorporates the initial transaction price, initial direct external costs and continuing costs to keep the policy in force, as well as leveraged lease investments which represent the net investment in leveraged aircraft leases. The leveraged lease aircraft investments are accounted for using equity method. The investments are carried at the capital value obtained from financial statements we received from a third-party servicer.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

The fair value of OTC derivative financial instruments is also adjusted for the credit risk of the counterparty in cases in which there are no collateral offsets. To estimate the impact on fair value of a market participant’s view of counterparty non-performance risk we use a credit default swap (“CDS”) based approach in measuring this counterparty non-performance risk by looking at the cost of obtaining credit protection in the CDS market for the aggregate fair value exposure amount over the remaining life of derivative contracts, given the counterparty’s rating. The resulting upfront CDS premium, calculated using Bloomberg analytics, serves as a reasonable estimate of the default provision for the non-performance risk or counterparty valuation adjustment to the fair valuation of non-collateralized OTC derivative financial instruments.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2014 and 2013, respectively.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$81.2	$362.2	$443.4
State and political subdivision	—	157.7	400.2	557.9
Foreign government	—	177.3	53.6	230.9
Corporate	—	3,994.2	4,403.9	8,398.1
CMBS	—	498.4	152.8	651.2
RMBS	—	1,461.9	470.3	1,932.2
CDO/CLO	—	—	196.9	196.9
Other ABS	—	23.6	245.1	268.7
Total available-for-sale debt securities	—	6,394.3	6,285.0	12,679.3
Available-for-sale equity securities	—	—	179.5	179.5
Short-term investments	149.7	—	—	149.7
Derivative assets	—	161.3	—	161.3
Fair value investments [2]	32.4	13.0	190.0	235.4
Separate account assets	3,020.7	—	—	3,020.7
Total assets	$3,202.8	$6,568.6	$6,654.5	$16,425.9
Liabilities
Derivative liabilities	$0.5	$85.1	$—	$85.6
Embedded derivatives	—	—	160.7	160.7
Total liabilities	$0.5	$85.1	$160.7	$246.3
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at December 31, 2014 include $111.9 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $23.5 million as of December 31, 2014. Changes in the fair value of these assets are recorded through net investment income. Additionally, $100.0 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.8 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2014.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2013, as restated
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$76.6	$327.2	$403.8
State and political subdivision	—	141.4	269.1	410.5
Foreign government	—	194.0	15.9	209.9
Corporate	—	3,659.6	3,893.8	7,553.4
CMBS	—	600.1	113.7	713.8
RMBS	—	1,344.9	552.7	1,897.6
CDO/CLO	—	—	224.1	224.1
Other ABS	—	70.7	247.7	318.4
Total available-for-sale debt securities	—	6,087.3	5,644.2	11,731.5
Available-for-sale equity securities	2.8	—	135.2	138.0
Short-term investments	349.7	11.0	0.9	361.6
Derivative assets	—	228.8	—	228.8
Fair value investments [2]	32.1	13.2	169.9	215.2
Separate account assets	3,402.3	—	—	3,402.3
Total assets	$3,786.9	$6,340.3	$5,950.2	$16,077.4
Liabilities
Derivative liabilities	$5.3	$111.5	$—	$116.8
Embedded derivatives	—	—	87.8	87.8
Total liabilities	$5.3	$111.5	$87.8	$204.6
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at December 31, 2013 include $125.7 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $23.2 million as of December 31, 2013. Changes in the fair value of these assets are recorded through net investment income. Additionally, $66.2 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.9 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2013.

Available-for-sale debt securities as of December 31, 2014 and 2013, respectively, are reported net of $27.8 million and $29.6 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$593.0	$1,266.6	$1,859.6
Energy	—	534.6	472.8	1,007.4
Financial services	—	1,617.3	967.9	2,585.2
Capital goods	—	398.1	384.8	782.9
Transportation	—	104.7	305.8	410.5
Utilities	—	348.1	683.4	1,031.5
Other	—	398.4	322.6	721.0
Total corporates	$—	$3,994.2	$4,403.9	$8,398.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of December 31, 2013, as restated
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$896.0	$1,455.2	$2,351.2
Energy	—	492.2	417.5	909.7
Financial services	—	1,497.0	880.8	2,377.8
Capital goods	—	187.6	200.6	388.2
Transportation	—	93.6	227.6	321.2
Utilities	—	316.0	561.6	877.6
Other	—	177.2	150.5	327.7
Total corporates	$—	$3,659.6	$3,893.8	$7,553.4

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 3 occur at the beginning of each period. The securities which were transferred into Level 3 were due to decreased market observability of similar assets and/or changes to significant inputs, such as downgrades or price declines. Transfers out of Level 3 were due to increased market activity on comparable assets or observability of inputs.

Level 3 Financial Assets:	As of December 31, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$40.0	$(26.7)	$—	$—	$—	$21.7	$362.2
State and political subdivision	269.1	106.5	(6.5)	11.3	—	—	19.8	400.2
Foreign government	15.9	7.4	—	28.5	—	—	1.8	53.6
Corporate	3,893.8	710.9	(428.9)	244.0	(97.9)	4.6	77.4	4,403.9
CMBS	113.7	25.1	(36.6)	71.1	(30.4)	1.4	8.5	152.8
RMBS	552.7	3.1	(75.5)	—	(4.3)	3.1	(8.8)	470.3
CDO/CLO	224.1	41.4	(61.6)	—	—	2.7	(9.7)	196.9
Other ABS	247.7	26.1	(40.0)	17.6	—	1.7	(8.0)	245.1
Total available-for-sale debt securities	5,644.2	960.5	(675.8)	372.5	(132.6)	13.5	102.7	6,285.0
Available-for-sale equity securities	135.2	65.0	(21.2)	—	—	3.7	(3.2)	179.5
Short-term investments	0.9	—	(0.5)	—	—	(0.4)		—
Fair value investments	169.9	14.4	(22.2)	—	—	27.9	—	190.0
Total assets	$5,950.2	$1,039.9	$(719.7)	$372.5	$(132.6)	$44.7	$99.5	$6,654.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2013, as restated
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$296.7	$88.4	$(40.4)	$—	$—	$—	$(17.5)	$327.2
State and political subdivision	212.4	96.6	(4.1)	—	—	—	(35.8)	269.1
Foreign government	45.8	—	(6.0)	8.0	(31.3)	—	(0.6)	15.9
Corporate	3,759.2	789.4	(435.5)	65.6	(41.3)	4.8	(248.4)	3,893.8
CMBS	89.7	42.5	(11.5)	8.9	(12.8)	(2.1)	(1.0)	113.7
RMBS	711.2	2.2	(120.6)	—	—	(4.7)	(35.4)	552.7
CDO/CLO	223.7	68.4	(64.7)	—	—	0.4	(3.7)	224.1
Other ABS	309.9	19.6	(58.7)	—	(1.3)	0.3	(22.1)	247.7
Total available-for-sale debt securities	5,648.6	1,107.1	(741.5)	82.5	(86.7)	(1.3)	(364.5)	5,644.2
Available-for-sale equity securities	86.8	50.5	(11.1)	—	—	(3.5)	12.5	135.2
Short-term investments	—	1.3	—	—	—	(0.4)	—	0.9
Fair value investments	153.3	25.8	(23.3)	1.3	—	12.8	—	169.9
Total assets	$5,888.7	$1,184.7	$(775.9)	$83.8	$(86.7)	$7.6	$(352.0)	$5,950.2
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	For the years ended December 31,
	2014	2013
		As restated

Balance, beginning of period	$87.8	$88.1
Net purchases/(sales)	27.1	11.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	45.8	(12.2)
Balance, end of period	$160.7	$87.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the consolidated statements of income and comprehensive income.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

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

Level 3 Assets: [1]	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$362.2	Discounted cash flow	Yield	0.99% - 4.27% (3.17%)
State and political subdivision	$159.1	Discounted cash flow	Yield	2.15% - 4.50% (3.22%)
Corporate	$3,116.6	Discounted cash flow	Yield	0.93% - 6.88% (3.24%)
Other ABS	$39.3	Discounted cash flow	Yield	0.60% - 4.00% (1.92%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of December 31, 2013, as restated
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$327.2	Discounted cash flow	Yield	1.05% - 5.66% (3.78%)
State and political subdivision	$119.4	Discounted cash flow	Yield	2.35% - 5.79% (3.74%)
Corporate	$2,974.1	Discounted cash flow	Yield	1.00% - 6.75% (3.55%)
Other ABS	$47.9	Discounted cash flow	Yield	0.50% - 3.75% (2.23%)
			Prepayment rate	2.00%
			Default rate	2.53% for 48 mos then 0.37% thereafter
			Recovery rate	10.00% (TRUPS)
Fair value investments	$5.5	Discounted cash flow	Default rate	0.25%
			Recovery rate	45.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.8	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

Level 3 Liabilities:	As of December 31, 2013, as restated
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$91.9	Budget method	Swap curve	0.19% - 3.79%
			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$362.2	$—	$362.2
State and political subdivision	159.1	241.1	400.2
Foreign government	—	53.6	53.6
Corporate	3,116.6	1,287.3	4,403.9
CMBS	—	152.8	152.8
RMBS	—	470.3	470.3
CDO/CLO	—	196.9	196.9
Other ABS	39.3	205.8	245.1
Total available-for-sale debt securities	3,677.2	2,607.8	6,285.0
Available-for-sale equity securities	—	179.5	179.5
Short-term investments	—	—	—
Fair value investments	6.3	183.7	190.0
Total assets	$3,683.5	$2,971.0	$6,654.5
Liabilities
Embedded derivatives	$160.7	$—	$160.7
Total liabilities	$160.7	$—	$160.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2013, as restated
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$327.2	$—	$327.2
State and political subdivision	119.4	149.7	269.1
Foreign government	—	15.9	15.9
Corporate	2,974.1	919.7	3,893.8
CMBS	—	113.7	113.7
RMBS	—	552.7	552.7
CDO/CLO	—	224.1	224.1
Other ABS	47.9	199.8	247.7
Total available-for-sale debt securities	3,468.6	2,175.6	5,644.2
Available-for-sale equity securities	—	135.2	135.2
Short-term investments	—	0.9	0.9
Fair value investments	5.5	164.4	169.9
Total assets	$3,474.1	$2,476.1	$5,950.2
Liabilities
Embedded derivatives	$87.8	$—	$87.8
Total liabilities	$87.8	$—	$87.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:		As of December 31,
($ in millions)	Fair Value Hierarchy Level	2014		2013, as restated
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,352.1	$2,339.2	$2,350.3	$2,338.0
Cash and cash equivalents	Level 1	$450.0	$450.0	$496.4	$496.4
Life settlements	Level 3	22.4	17.4	21.6	16.7

Financial liabilities:
Investment contracts	Level 3	$3,955.0	$3,957.3	$3,442.6	$3,437.3
Surplus notes	Level 3	$126.2	$95.8	$126.1	$86.5
Senior unsecured bonds	Level 2	$252.7	$248.0	$252.7	$224.6

Fair value of policy loans

The fair value of fixed rate policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns. For floating rate policy loans the fair value is the amount due, excluding interest, as of the reporting date.

Fair value of life settlements

The fair value of life settlement contracts is determined based on the discounted cash flows from the expected proceeds from the insurance policies less the cash flows of the expected costs to keep the policies in force. These cash flows are discounted using a market rate.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

14.	Income Taxes

Phoenix and its subsidiaries file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

Significant Components of Income Taxes from Continuing Operations:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Current
U.S.	$10.5	$8.5	$15.8
Foreign	—	—	—
Deferred
U.S.	—	—	(20.5)
Foreign	—	—	—
Total income tax expense (benefit)	$10.5	$8.5	$(4.7)

Reconciliation of Effective Income Tax Rate:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Income (loss) from continuing operations before income taxes:
U.S.	$(195.2)	$38.1	$(153.5)
Foreign	—	—	—
Total	$(195.2)	$38.1	$(153.5)

Income tax expense (benefit) at statutory rate of 35%	$(68.3)	$13.3	$(53.7)
Dividend received deduction	(3.0)	(2.3)	(2.5)
Expiration of tax attribute carryovers	7.4	4.5	5.6
Impact of deferred tax validation	0.5	—	—
Noncontrolling interest	(1.4)	(0.2)	—
Valuation allowance increase (release)	79.3	(4.1)	46.6
State income taxes (benefit)	(4.3)	(2.8)	—
Other, net	0.3	0.1	(0.7)
Income tax expense (benefit) applicable to continuing operations	$10.5	$8.5	$(4.7)
Effective income tax rates	(5.4%)	22.3%	3.1%

Allocation of Income Taxes:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Income tax expense (benefit) from continuing operations	$10.5	$8.5	$(4.7)
Income tax from OCI:
Unrealized investment (gains) losses	35.7	(20.5)	92.0
Pension	—	—	—
Policy dividend obligation and DAC	—	—	—
Other	—	—	—
Income tax related to cumulative effect of change in accounting guidance	—	—	—
Income tax benefit from discontinued operations	(0.4)	(0.3)	(1.5)
Total income tax recorded to all components of income	$45.8	$(12.3)	$85.8

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2014	2013
		As restated
Deferred income tax assets
Future policyholder benefits	$783.9	$526.7
Unearned premiums / deferred revenues	8.1	50.4
Employee benefits	124.4	97.2
Net operating and capital loss carryover benefits	198.5	157.9
Foreign tax credits carryover benefits	2.3	2.2
Alternative minimum tax credits	12.9	12.9
General business tax credits	17.7	23.7
Other	32.8	31.9
Available-for-sale debt securities	34.2	70.0
Subtotal	1,214.8	972.9
Valuation allowance	(613.0)	(492.4)
Total deferred income tax assets, net of valuation allowance	601.8	480.5
Deferred tax liabilities
DAC	188.1	215.2
Investments	241.7	147.8
Accrued liabilities	137.8	47.5
Gross deferred income tax liabilities	567.6	410.5
Net deferred income tax assets	$34.2	$70.0

As of December 31, 2014, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence - both positive and negative - weighted to the extent the evidence was objectively verifiable. In performing this assessment, management considered tax law which generally requires the Company to compute taxable income separately for its life and non-life entities. This guidance impacts our ability to use tax loss carryovers, which has resulted in life subgroup taxable income and current tax in a period of significant non-life loss carryovers. Although taxable income at the life subgroup level has allowed the Company to partially utilize non-life loss carryovers, this historically, has not rendered deferred tax asset realization due to continued generation of originating deferred tax assets attributed to GAAP losses in 2012, 2013 and 2014.

As part of this assessment, the Company considered the existence of cumulative GAAP pre-tax losses in both the life and non-life subgroups. Management considers this significant negative evidence in its assessment of the realization of deferred tax assets.

With the existence of life subgroup taxable profits in recent years, the Company has experienced some utilization of its tax loss carryovers and incurred current federal income tax. Under U.S. federal tax law, the payment of tax by the life subgroup is available for recoupment in the event of future losses. Under U.S. GAAP, the ability to carryback losses and recoup taxes paid can be considered as a source of income when assessing the realization of deferred tax assets. The Company believes that it is reasonably possible the life subgroup will experience tax losses in the near term, however projecting such losses is subject to a number of estimates and assumptions including future impacts on market and actuarial assumptions. Actual results may vary from projections and, due to the uncertainty of these estimates, we do not believe significant weight can be placed on the assumption that taxes paid in the current and prior years will be recouped. Accordingly, management has not deemed the taxes paid in current and prior tax years as a viable source of income when performing its valuation allowance assessment.

Further, we believe that the continued existence of significant negative evidence illustrated by a three year cumulative loss before tax in both the life and non-life subgroups is significant enough to overcome any positive evidence. This is further supported by the continued costs associated with the restatement and downgrades of financial strength credit ratings which may adversely impact the Company’s future earnings.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2014, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $613.0 million has been recorded on net deferred tax assets of $647.2 million. The remaining deferred tax asset of $34.2 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $79.3 million in continuing operations, an increase of $40.6 million in OCI-related deferred tax balances and an increase of $0.7 million recorded to discontinued operations.

The tax provision reported in continuing operations of $10.5 million consists primarily of current tax expense related to the accrual of regular taxes, offset by available credits up to the alternative minimum tax liability.

As of December 31, 2014, the Company has $198.5 million of net operating loss carryovers. Of this amount, $182.6 million related to $521.7 million of federal net operating losses that are scheduled to expire between the years 2021 and 2034. The remaining amount of $15.9 million is attributable to state income tax net operating losses.

As of December 31, 2014, we had deferred income tax assets of $17.7 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2032. Additionally, we had deferred income tax assets of $12.9 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. The 2011 and 2012 tax years remain under examination, however no material unanticipated assessments have been identified, and we believe no adjustment to our liability for uncertain tax positions is required.

There were no unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

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

The Company has no interest and penalties as income tax expense and no accrued interest and penalties in the related income tax liability for the years ended December 31, 2014 and 2013.

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company funded the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company in the fourth quarter of 2014. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15.	Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of December 31, 2012, as revised	$(6.2)	$82.3	$(319.9)	$(243.8)
Change in component during the period before reclassifications	9.7	(31.3)	94.3	72.7
Amounts reclassified from AOCI	3.5	(24.1)	6.7	(13.9)
Balance as of December 31, 2013, as restated	7.0	26.9	(218.9)	(185.0)
Change in component during the period before reclassifications	9.5	37.9	(84.8)	(37.4)
Amounts reclassified from AOCI	(6.6)	(10.0)	4.6	(12.0)
Balance as of December 31, 2014	$9.9	$54.8	$(299.1)	$(234.4)
———————

[1]
See Note 8 to these consolidated financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$10.1	$(5.3)	$(16.7)	Net realized capital gains (losses)
	10.1	(5.3)	(16.7)	Total before income taxes
	3.5	(1.8)	(5.9)	Income tax expense (benefit)
	$6.6	$(3.5)	$(10.8)	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$15.3	$37.0	$38.4	Net realized capital gains (losses)
	15.3	37.0	38.4	Total before income taxes
	5.3	12.9	13.5	Income tax expense (benefit)
	$10.0	$24.1	$24.9	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(8.2)	$(11.5)	$(10.1)	Other operating expense
Amortization of prior service costs	1.1	1.2	1.6	Other operating expense
	(7.1)	(10.3)	(8.5)	Total before income taxes
	(2.5)	(3.6)	(3.0)	Income tax expense (benefit)
	$(4.6)	$(6.7)	$(5.5)	Net income (loss)
Total amounts reclassified from AOCI	$12.0	$13.9	$8.6	Net income (loss)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Assumptions Related to Pension and Post-Employment Employee Benefit Plans

Pursuant to accounting principles related to the Company’s pension and other post-employment obligations to employees under its various benefit plans, the Company is required to make assumptions in order to calculate the related liabilities and expenses each period. The assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2014, 2013 and 2012 are presented in the following tables.

Principal Rates and Assumptions:	For the years ended December 31,
	2014	2013	2012
		As restated	As revised
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	4.10%	4.84%	3.98%
Projected benefit obligation discount rate – Supplemental Plan	3.97%	4.69%	3.81%
Projected benefit obligation discount rate – Other Post-Employment Benefits	3.62%	4.21%	3.37%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Benefits	10.00%	10.00%	10.00%
Future health care cost increase rate, age 64 and younger	6.00%	6.00%	6.00%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee Plan	4.84%	3.98%	4.53%
Projected benefit obligation discount rate – Supplemental Plan	4.69%	3.81%	4.39%
Projected benefit obligation discount rate – Other Post-Employment Benefits	4.21%	3.37%	4.11%/3.35%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Pension plan assets long-term rate of return	7.50%	7.75%	8.00%
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Plan	10.00%	10.00%	10.00%
Future health care cost increase rate, age 64 and younger	6.00%	6.00%	6.00%
Future health care cost increase rate, age 65 and older	N/A	N/A	N/A
———————

[1]	The pension plan was frozen effective March 31, 2010. For periods subsequent to the plan freeze, salary scale is not applicable.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

The discount rate assumption is developed using a yield curve approach based upon future pension and other post-employment obligations and currently available market and industry data. The yield curve utilized is comprised of bonds rated Aa/AA or higher by Moody’s Investor Services, Standard & Poor’s and Fitch Ratings Ltd. with maturities between one and fifteen or more years.

The change in health care cost trend rate does not affect the liabilities or expense associated with retiree medical (due to the cap) or life insurance plans. The only trend rate operating on plan liabilities is the dental trend rate, which is 5.0% for 2015 scaling down to an ultimate rate of 4.5% by 2026. Since the dental liabilities are less than 1.0% of total liabilities and dental liabilities are only paid prior to age 65, the impact of a change in trend is less than 0.1%.

The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and post-employment benefit plans as of December 31, 2014:

10-Year Benefit Payout Projection: ($ in millions)	Employee Plan	Supplemental Plans	Other Post-Employment	Total

2015	$35.3	$9.6	$3.5	$48.4
2016	35.8	9.6	3.3	48.7
2017	36.3	9.3	3.1	48.7
2018	36.7	9.3	3.0	49.0
2019	37.3	9.2	2.8	49.3
2020 to 2024	199.6	46.7	11.5	257.8

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

Employee Pension Plan Asset Allocation:	As of December 31,
	2014	2013
		As restated
Asset Category
Equity securities	52%	53%
Debt securities	40%	39%
Real estate	2%	2%
Other	6%	6%
Total	100%	100%

We use a building block approach in estimating the long-term rate of return for plan assets. Historical returns are determined by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. The company applied a consistent approach to the determination of the expected rate of return on plan assets in 2015. The expected rate of return for 2015 is 7.5% for the employee pension plan. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. The allocation reflects proper diversification and was reviewed against other corporate pension plans for reasonability and appropriateness.

We use a December 31 measurement date for our pension and other post-employment benefits.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Obligations Related to the Employee Pension Plan

The following tables set forth a reconciliation of beginning and ending balances of the fair value of plan assets, benefit obligation as well as the funded status of the Company’s defined benefit pension plans for the years ended December 31, 2014, 2013 and 2012.

Changes in Plan Assets and Benefit Obligations:	Employee Plan
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised
Plans’ Assets
Plan assets, beginning of period	$516.5	$475.8	$437.6
Plan assets’ actual return	47.8	64.9	55.4
Employer contributions	11.8	11.4	18.2
Plan disbursements	(35.7)	(35.6)	(35.4)
Plans’ assets, end of period	$540.4	$516.5	$475.8
Plans’ Projected Benefit Obligation
Projected benefit obligation, beginning of period	$(638.5)	$(694.8)	$(646.3)
Service and interest cost accrual	(32.4)	(29.1)	(29.6)
Actuarial gain (loss)	(79.7)	49.8	(54.3)
Plan disbursements	35.7	35.6	35.4
Plan amendments	—	—	—
Projected benefit obligation, end of period	$(714.9)	$(638.5)	$(694.8)
Plan assets less than projected benefit obligations, end of period	$(174.5)	$(122.0)	$(219.0)
Accumulated benefit obligation	$(714.9)	$(638.5)	$(694.8)

Amounts Recognized in Consolidated Balance Sheets:	Employee Plan
($ in millions)	Years Ended December 31,
	2014	2013
		As restated

Pension and post-employment liabilities	$(174.5)	$(122.0)

Changes recognized in Other Comprehensive Income (Loss) were as follows:	Employee Plan
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$172.6	$258.9	$234.8
Deferrals for the period – net actuarial loss / (gain)	69.7	(77.7)	32.0
Amortization for the period – net actuarial loss / (gain)	(5.9)	(8.6)	(7.9)
Balance, end of period	$236.4	$172.6	$258.9

Amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of Net Periodic Cost (Credit) during the next fiscal year are as follows:	Employee Plan
($ in millions)
Prior service (credit) cost	$—
Net actuarial loss	7.8
Total	7.8

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Components of Pension Benefit Expense:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Service cost	$2.3	$2.1	$0.9
Interest cost	30.1	27.0	28.7
Plan assets expected return	(37.5)	(36.1)	(34.2)
Net loss amortization	5.9	8.6	7.9
Prior service cost amortization	—	—	—
Pension benefit expense	$0.8	$1.6	$3.3

Funding Status of Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2014.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2014 and 2013 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2014	2013
		As restated

Plan assets, end of period	$540.4	$516.5
Projected benefit obligation, end of period	(714.9)	(638.5)
Plan assets less than projected benefit obligations, end of period	$(174.5)	$(122.0)

To meet the above funding objectives, we made contributions to the pension plan totaling $11.8 million and $11.4 million during 2014 and 2013, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in September of 2014, which resulted in the Company not making any further contributions for the remainder of 2014. We expect to make no contributions over the next 12 months.

Fair Value Measurement—Employee Pension Plan Assets

See Note 13 to these consolidated financial statements for a discussion of the methods employed by us to measure the fair value of invested assets. The following discussion of fair value measurements applies exclusively to our employee pension plan assets.

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

The valuation of the limited partnerships and real estate investments is based upon the capital value we obtain from the financial statements we receive from the general partner which is deemed an appropriate approximation of the fair value as described in Note 13. These significant valuation inputs are unobservable and these investments are classified as Level 3.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s employee pension plan are measured on a recurring basis at December 31, 2014.

Fair Value of Assets by Type and Level:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$464.0	$—	$464.0
Virtus Real Estate Securities Trust	—	14.3	—	14.3
Limited partnerships and real estate investments	—	—	57.6	57.6
Total assets at fair value [1]	$—	$478.3	$57.6	$535.9
———————

[1]	Excludes $1.3 million in cash and cash equivalents and money market funds.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company’s employee pension plan are measured on a recurring basis at December 31, 2013.

Fair Value of Assets by Type and Level:	As of December 31, 2013, as restated
($ in millions)	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$446.7	$—	$446.7
Virtus Real Estate Securities Trust	—	10.8	—	10.8
Limited partnerships and real estate investments	—	—	55.3	55.3
Total assets at fair value [1]	$—	$457.5	$55.3	$512.8
———————

[1]	Excludes $0.8 million in cash and cash equivalents and money market funds.

Level 3 Financial Assets - Pension:	Limited Partnerships
($ in millions)	For the years ended December 31,
	2014	2013

Balance, beginning of period	$55.3	$50.1
Purchases	3.4	4.2
Sales	(4.2)	(8.1)
Net appreciation on partnerships	3.1	9.1
Balance, end of period	$57.6	$55.3

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the primary plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments under these plans from cash flow from operations as they become due.

The following tables set forth a reconciliation of beginning and ending balances of the projected benefit obligation of the Company’s supplemental plans for the years ended December 31, 2014, 2013 and 2012.

Changes in Benefit Obligations:	Supplemental Plan
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised
Plans’ Projected Benefit Obligation
Projected benefit obligation, beginning of period	$(137.4)	$(150.9)	$(141.9)
Interest cost	(6.4)	(5.6)	(6.1)
Actuarial gain (loss)	(18.6)	10.8	(12.7)
Plan disbursements	8.7	8.3	9.8
Plan amendments	—	—	—
Projected benefit obligation, end of period	$(153.7)	$(137.4)	$(150.9)
Plan assets less than projected benefit obligations, end of period	$(153.7)	$(137.4)	$(150.9)
Accumulated benefit obligation	$153.7	$137.4	$150.9

Amounts Recognized in Consolidated Balance Sheets:	Supplemental Plan
($ in millions)	For the years ended December 31,
	2014	2013
		As restated

Pension and post-employment liabilities	$(153.7)	$(137.4)

Changes recognized in Other Comprehensive Income (Loss) were as follows:	Supplemental Plan
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$63.5	$77.2	$66.9
Deferrals for the period – net actuarial loss / (gain)	18.6	(10.8)	12.7
Amortization for the period – net actuarial loss / (gain)	(2.6)	(2.9)	(2.4)
Balance, end of period	$79.5	$63.5	$77.2

Amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of Net Periodic Cost (Credit) during the next fiscal year are as follows:	Supplemental Plan
($ in millions)
Prior service (credit) cost	$—
Net actuarial loss	3.0
Total	$3.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Components of Supplemental Plan Benefit Expense:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Service cost	$—	$—	$—
Interest cost	6.4	5.6	6.1
Plan assets expected return	—	—	—
Net loss amortization	2.6	2.9	2.4
Prior service cost amortization	—	—	—
Supplemental plan benefit expense	$9.0	$8.5	$8.5

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

In addition, the cap on the Company’s contribution of retiree medical costs for retirees under the age of 65 was reduced beginning with the 2011 plan year. In October 2012, we announced that effective January 1, 2013, the Company’s contribution for pre-65 retiree medical and for post-65 retiree medical was reduced per covered member. These decisions affected retiree medical contributions for both past service and active employees. Curtailments and plan amendments were recognized as a result of the plan changes.

This decision affected benefits attributed to past service for employees that were not grandfathered into retiree medical coverage as well as the expected years of future service for the reduction in the cap for retiree medical costs. Both a negative plan amendment and curtailment were recognized as a result of the plan changes.

Components of post-employment Benefit Expense:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Service cost	$0.1	$0.2	$0.3
Interest cost	1.4	1.3	1.8
Net gain amortization	(0.3)	—	(0.2)
Prior service cost amortization	(1.1)	(1.2)	(1.6)
Other post-employment benefit expense	$0.1	$0.3	$0.3

Changes in Plan Accumulated Benefit Obligation:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$(36.5)	$(40.6)	$(59.6)
Service and interest cost accrued	(1.5)	(1.5)	(2.1)
Actuarial gain (loss)	0.7	2.2	3.9
Plan disbursements	3.9	3.4	5.3
Plan amendments	—	—	11.9
Balance, end of period	$(33.4)	$(36.5)	$(40.6)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Consolidated Balance Sheets:	As of December 31,
($ in millions)	2014	2013
		As restated

Pension and post-employment liabilities	$(33.4)	$(36.5)

Changes recognized in Other Comprehensive Income (Loss) were as follows:	Other Post-Employment Benefits
($ in millions)	For the years ended December 31,
	2014	2013	2012
		As restated	As revised

Balance, beginning of period	$(6.5)	$(4.3)	$(0.6)
Deferrals for the period – net actuarial loss / (gain)	(0.7)	(2.2)	(3.9)
Amortization for the period – net actuarial loss / (gain)	0.3	—	0.2
Subtotal, end of period	(6.9)	(6.5)	(4.3)

Balance, beginning of period	(10.8)	(12.0)	(1.7)
Deferrals for prior service cost / (credit)	—	—	(11.9)
Amortization for prior service cost / (credit)	1.1	1.2	1.6
Subtotal, end of period	(9.7)	(10.8)	(12.0)
Balance, end of period	$(16.6)	$(17.3)	$(16.3)

The post-employment benefit plan is unfunded and had accumulated post-employment benefit obligations of $33.4 million and $36.5 million as of December 31, 2014 and 2013, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

Gain amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic post-employment credits for the next fiscal year are $1.4 million, all of which relate to prior service cost.

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

401(k) Plan

The Company’s employees are eligible to participate in a 401(k) plan. Under this plan, employees may contribute up to 60% of eligible base salary, and then the Company matches up to 6% of an employee’s contributions at certain percentage levels. Certain employees can elect to defer a certain percentage of their base pay into the Company’s Non-Qualified Excess Investment Plan and receive a Company match based upon the same formula in our 401(k) plan. All balances under this plan are unfunded general obligations of the Company, which the Company hedges by making contributions to a trust subject to the claims of our creditors in certain circumstances. Expense recognized related to the 401(k) plan was $4.3 million, $4.0 million and $3.4 million in 2014, 2013 and 2012, respectively.

Effective April 1, 2010, employees of the Company (except Saybrus employees) are eligible to receive an annual employer discretionary contribution according to the 401(k) plan terms.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Additional Retirement Benefits

We have agreements with certain of our employees that provide for additional retirement benefits. As of December 31, 2014 and 2013, the estimated liability for these agreements was $18.1 million and $16.9 million, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

17.	Share-Based Payments

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Compensation cost charged to income from continuing operations	$3.0	$4.6	$2.6
Income tax expense (benefit) before valuation allowance	$(1.0)	$(1.6)	$(0.9)

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2014.

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

Key Assumptions Used in Option Valuation:	For the years ended December 31,
	2014	2013	2012

Expected term [1]	N/A	N/A	10 years
Weighted-average expected volatility			37.7%
Weighted-average interest rate			1.9%
Weighted-average common share dividend yield			—%
———————

[1]	Insufficient historical share option exercise experience exists. Therefore, a simplified method for estimating a stock option term was used.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued

17. Share-Based Payments (continued)

A summary of the stock option activity as of and for the year ended December 31, 2014 is as follows:

Summary of Stock Option Activity: [1]	For the years ended December 31, 2014
($ in millions, except share data)	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	$77,069	$186.95	1.09	$0.40
Granted	—	—	0.00	—
Exercised	(1,472)	30.46	0.00	—
Forfeited	(24,702)	198.75	0.00	—
Canceled/expired	(528)	30.46	0.00	—
Outstanding, end of period	$50,367	$187.38	2.52	$0.10
Vested and exercisable, end of period	$50,367	$187.38	2.52	$0.10
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

Weighted-Average Fair Value: [1]	For the years ended December 31,
	2014		2013, as restated		2012, as revised
	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value

Options granted	—	$—	—	$—	2,053	$9.03
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

There were 1,472, 0 and 250 options exercised for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there were no unrecognized compensation costs related to non-vested stock options.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued

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

A summary of the RSU activity as of and for the year ended December 31, 2014 is as follows:

Summary of RSU Activity: [1]	For the years ended December 31, 2014
	Time-Vested		Performance-Contingent
	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value

Outstanding, beginning of period	86,780	$47.92	17,024	$55.07
Awarded	13,063	55.81	—	—
Adjustment for performance results	—	—	—	—
Conversion of performance-contingent awards	—	—	—	—
Converted to common shares	(3,756)	41.39	(16,072)	55.07
Forfeited	—	—	(952)	55.07
Outstanding, end of period	96,087	$49.25	—	$—
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

RSUs Awarded: [1]	For the years ended December 31,
	2014		2013, as restated		2012, as revised
	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value

Time-vested RSUs awarded	13,063	$55.81	18,251	$33.76	16,497	$26.95
Performance-contingent RSUs awarded	—	$—	—	$—	—	$—
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

RSU Values:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Intrinsic value of RSUs converted	$0.2	$2.3	$0.1
Total grant date fair value of RSUs vested converted to common shares	$0.2	$3.6	$0.2

As of December 31, 2014, there were no unrecognized compensation costs related to service-vested RSU awards.

There are no RSUs subject to future issuance based on the achievement of market criteria established under certain of our incentive plans.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued

17. Share-Based Payments (continued)

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

The Company issues awards that are intended to be settled in cash. As of December 31, 2014 and 2013, a liability of $1.4 million and $4.7 million, respectively was accrued for these awards. Cash payments of $4.7 million and $0 were made related to these awards for the years ended December 31, 2014 and 2013, respectively.

18.	Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share: [1]	For the years ended December 31,
(shares in thousands)	2014	2013	2012
		As restated	As revised

Weighted-average common shares outstanding	5,748	5,735	5,770
Weighted-average effect of dilutive potential common shares:
Restricted stock units	5	27	75
Employee stock options	2	2	1
Potential common shares	7	29	76
Less: Potential common shares excluded from calculation due to net losses	(7)	—	(76)
Dilutive potential common shares	—	29	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,748	5,764	5,770
———————

[1]
All share amounts for all periods reflect the 1-for-20 reverse stock split, which was effective August 10, 2012. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

As a result of the net loss from continuing operations for the years ended December 31, 2014 and 2012, we are required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation. During 2013 we reported net income from continuing operations and included all potentially dilutive common shares in the calculation of diluted earnings per share.

On August 10, 2012, a 1-for-20 reverse stock split became effective and an odd lot program was subsequently instituted following the 1-for-20 reverse stock split. The odd lot program terminated as of October 26, 2012.

The reverse stock split reduced the shares of common stock outstanding from approximately 116.0 million to approximately 5.8 million. All weighted-average common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, have been adjusted to reflect the 1-for-20 reverse stock split. See Note 10 to these consolidated financial statements for additional information on the reverse stock split.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Segment Information on Revenues:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Life and Annuity [1]	$1,640.8	$1,689.6	$1,769.1
Saybrus Partners [2]	37.5	26.8	22.9
Less: Intercompany revenues [3]	11.4	8.8	10.8
Total revenues	$1,666.9	$1,707.6	$1,781.2
———————

[1]	Includes intercompany interest revenue of $0.1 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012.

[2]	Includes intercompany commission revenue of $11.5 million, $9.2 million and $11.4 million for the years ended December 31, 2014, 2013 and 2012.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and COI charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised

Life and Annuity operating income (loss)	$(160.2)	$19.0	$(151.2)
Saybrus Partners operating income (loss)	6.2	3.1	2.6
Less: Applicable income tax expense (benefit)	10.5	8.5	(4.7)
Income (loss) from discontinued operations, net of income taxes	(3.5)	(2.9)	(15.6)
Net realized investment gains (losses)	(41.2)	16.0	(16.8)
Gain on debt repurchase	—	—	11.9
Less: Net income (loss) attributable to noncontrolling interests	4.0	0.7	0.6
Net income (loss)	$(213.2)	$26.0	$(165.0)

We have not provided asset information for the segments. The assets attributable to Saybrus are not significant relative to the assets of our consolidated balance sheets and are not utilized by the chief operating decision maker. All third-party interest revenue and interest expense of the Company reside within the Life and Annuity segment.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at December 31, 2014 and 2013.

During the years ended December 31, 2014, 2013 and 2012, net losses recognized for discontinued operations were $0.1 million, $1.0 million and $5.7 million, respectively, and primarily related to the indemnification of Tiptree.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $39.3 million and $44.1 million as of December 31, 2014 and 2013, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.1 million and $0.1 million as of December 31, 2014 and 2013, respectively. Losses of $3.4 million in 2014, $1.9 million in 2013 and $9.9 million in 2012 were recognized primarily related to adverse developments which occurred during these respective years. See Note 23 to these consolidated financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

21.	Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2014, statutory surplus differs from equity reported in accordance with U.S. GAAP for life insurance companies primarily as follows:

•	policy acquisition costs are expensed when incurred;

•	surplus notes are included in surplus rather than debt;

•	post-employment benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;

•	life insurance reserves are based on different assumptions; and

•
deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

21. Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

The information below is taken from the Phoenix Life annual statement filed with state regulatory authorities.

Statutory Financial Data for Phoenix Life: [1]	As of or for the years ended December 31,
($ in millions)	2014	2013	2012

Statutory capital, surplus and surplus notes	$609.2	$597.0	$793.6
Asset valuation reserve (“AVR”)	143.0	138.2	128.9
Statutory capital, surplus and AVR [2]	$752.2	$735.2	$922.5
Statutory net gain (loss) from operations	$116.2	$79.8	$160.5
Statutory net income (loss)	$132.5	$(21.0)	$156.2
———————

[1]	Amounts in statements filed with state regulatory authorities may differ from audited financial statements.

[2]	Includes all life insurance subsidiaries in consolidation.

Phoenix Life’s statutory basis capital and surplus (including AVR) increased from $735.2 million at December 31, 2013 to $752.2 million at December 31, 2014. The principal factors of the change were net income of $132.5 million offset by $58.9 million of life subsidiary unrealized losses and $56.0 million of dividends declared during 2014.

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the NYDFS explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. As of December 31, 2014 and 2013, Phoenix Life’s RBC was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators)and each of of its U.S. insurance subsidiaries was in excess of 200%.

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the year ended December 31, 2014, Phoenix Life declared $56.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and RBC of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of December 31, 2014, we had $752.2 million of statutory capital, surplus and AVR.

22.	Premises and Equipment

Premises and equipment are included in other assets in our consolidated balance sheets.

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2014		2013, as restated
	Cost	Carrying Value	Cost	Carrying Value

Real estate	$99.8	$32.6	$99.3	$33.6
Equipment and software	73.8	12.2	72.6	12.2
Leasehold improvements	0.4	0.2	0.4	0.2
Premises and equipment cost and carrying value	174.0	$45.0	172.3	$46.0
Accumulated depreciation and amortization	(129.0)		(126.3)
Premises and equipment	$45.0		$46.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

22. Premises and Equipment (continued)

Depreciation and amortization expense for premises and equipment for 2014, 2013 and 2012 totaled $6.0 million, $8.2 million and $12.0 million, respectively.

Rental expenses for operating leases, principally with respect to buildings, amounted to $0.6 million, $0.6 million and $0.9 million in 2014, 2013 and 2012, respectively. Future minimum rental payments under non-cancelable operating leases were $5.9 million as of December 31, 2014, payable as follows: in 2015, $0.8 million; in 2016, $0.8 million; in 2017, $0.8 million; in 2018, $0.8 million; in 2019, $0.5 million and thereafter, $2.2 million. All future obligations for leased property of our discontinued operations were assumed by the buyer upon the completion of the sale on June 23, 2010. See Note 20 to these consolidated financial statements for additional information.

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

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable remain subject to these obligations. Pursuant to the Orders, Phoenix and PHL Variable were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and PHL Variable paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against Phoenix, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped Phoenix as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleging that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. This case has been settled, and the settlement does not have a material impact on Phoenix’s financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

23. Contingent Liabilities (continued)

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

The Fleisher Litigation, the U.S. Bank N.Y. Litigations and the Tiger Capital Litigation are scheduled for consecutive trials commencing on June 15, 2015.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

23. Contingent Liabilities (continued)

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions. On March 23, 2015, an Administrative Law Judge (“ALJ”) in Wisconsin ordered PHL Variable to pay restitution to current and former owners of seven policies and imposed a fine on PHL Variable which, in a total amount, does not have a material impact on PHL Variable’s financial position (Office of the Commissioner of Insurance Case No. 13- C35362). PHL Variable disagrees with the ALJ’s determination and intends to appeal the order.

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

State Insurance Department Examinations

During 2012 and 2013, the NYDFS conducted its routine quinquennial financial and market conduct examination covering the period ended December 31, 2012 of Phoenix Life. The Connecticut Insurance Department conducted its routine financial examination of PHL Variable, and two other Connecticut-domiciled insurance subsidiaries. The NYDFS issued the final examination portion of its report for Phoenix Life on June 26, 2014. The Connecticut Insurance Department released its financial examination report for PHL Variable on May 28, 2014 and its market conduct examination on December 29, 2014.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

23. Contingent Liabilities (continued)

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

See Note 20 to these consolidated financial statements for additional information regarding discontinued operations.

24.	Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $14.3 million through 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of December 31, 2014, the Company had unfunded commitments of $237.1 million under such agreements, of which $73.0 million is expected to be funded by December 31, 2015. See Note 8 to these consolidated financial statements for additional information on VIEs.

In addition, the Company enters into agreements to purchase private placement investments. As of December 31, 2014, the Company had open commitments of $103.3 million under such agreements which are expected to be funded by June 30, 2015.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

25.	Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data

A summary of The Phoenix Companies, Inc. (parent company only) financial information is presented below. See Notes 9 and 16 to these consolidated financial statements for additional information regarding indebtedness and accrued pension and post-employment benefits, respectively.

Parent Company Financial Position:	As of December 31,
($ in millions)	2014	2013
		As restated
Assets
Available-for-sale debt securities, at fair value	$5.1	$10.8
Affiliate securities	30.0	30.0
Short-term investments	49.9	119.9
Fair value investments	23.5	23.2
Cash and cash equivalents	11.2	35.4
Investments in subsidiaries	880.8	989.9
Advances to subsidiaries	—	12.4
Deferred income taxes, net	—	—
Other assets	30.7	6.6
Total assets	$1,031.2	$1,228.2
Liabilities and Stockholders’ Equity
Indebtedness (Note 9)	$268.6	$268.6
Accrued pension and post-employment benefits (Note 16)	380.0	313.1
Due to subsidiaries	7.3	—
Other liabilities	48.7	57.0
Total liabilities	704.6	638.7
Total stockholders’ equity	326.6	589.5
Total liabilities and stockholders’ equity	$1,031.2	$1,228.2

Parent Company Results of Operations:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Revenues
Equity in undistributed income (loss) of subsidiaries	$(99.0)	$44.1	$(149.7)
Investment income	4.5	1.2	0.8
Net realized investment gains (losses)	0.6	3.6	2.0
Total revenues	(93.9)	48.9	(146.9)
Interest expense	20.4	20.4	20.4
Other operating expenses	102.6	70.7	10.2
Total expenses	123.0	91.1	30.6
Income (loss) before income taxes	(216.9)	(42.2)	(177.5)
Income tax expense (benefit)	(3.7)	(68.7)	(12.0)
Income (loss) from continuing operations	(213.2)	26.5	(165.5)
Income (loss) from discontinued operations of subsidiaries	—	(0.5)	0.5
Net income (loss)	$(213.2)	$26.0	$(165.0)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

25. Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data (continued)

Parent Company Cash Flows:	For the years ended December 31,
($ in millions)	2014	2013	2012
		As restated	As revised
Operating Activities
Interest income received	$3.7	$0.9	$1.2
Interest paid	(20.0)	(20.0)	(20.0)
Taxes paid	—	(2.2)	(15.1)
Taxes received	—	3.5	3.4
Payments to/from subsidiaries	(113.4)	52.5	0.8
Other operating activities, net	(13.8)	(14.9)	(0.6)
Cash provided by (used for) operating activities	(143.5)	19.8	(30.3)
Purchases of available-for-sale debt securities	—	(30.0)	(5.0)
Purchases of short-term investments	(589.4)	(579.5)	(264.8)
Sales, repayments and maturities of available-for-sale debt securities	5.0	1.0	27.5
Sales, repayments and maturities of short-term investments	659.4	564.7	173.9
Subsidiary loan payments received	3.3	3.0	4.0
Proceeds from the sale of subsidiary	—	—	1.0
Dividends received from subsidiaries	56.0	74.2	71.8
Capital contributions to subsidiaries	(15.0)	(45.0)	—
Cash provided by (used for) investing activities	119.3	(11.6)	8.4
Treasury stock acquired	—	—	(3.4)
Cash provided by (used for) financing activities	—	—	(3.4)
Change in cash and cash equivalents	(24.2)	8.2	(25.3)
Cash and cash equivalents, beginning of period	35.4	27.2	52.5
Cash and cash equivalents, end of period	$11.2	$35.4	$27.2

Other supplementary data related to investments, insurance information, reinsurance, and valuation and qualifying accounts are presented in various locations within the consolidated financial statements and related notes.

•
Investment information including the amortized cost and fair value of investments is provided in Note 8, Investing Activities, and Note 12, Derivative Instruments. The Company’s invested assets did not include related party investments as of December 31, 2014.

•
The Company manages its business by segregating its operations into two reporting segments: Life and Annuity and Saybrus. All insurance information disclosed within the consolidated balance sheets, the consolidated statements of income and comprehensive income and Note 6, Deferred Policy Acquisition Costs, is applicable to the Life and Annuity segment. Unearned premiums included in policy liabilities and accruals were $84.8 million, $93.0 million and $102.2 million as of December 31, 2014, 2013 and 2012, respectively. Saybrus, the Company’s non-insurance segment, had operating expenses of $31.2 million, $23.3 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Saybrus did not have any insurance information or investment income as of, and for the years ended December 31, 2014, 2013 and 2012.

•	Information related to reinsurance, including gross, ceded and assumed balances for premiums, policy benefits and life insurance inforce, is provided in Note 4, Reinsurance.

•	Information about the valuation allowance established for certain deferred tax assets is provided in Note 14, Income Taxes.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26.	Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2014 and 2013.

Summarized Selected Quarterly Financial Data:	Quarter ended 2014
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	As revised	As restated	As revised

Revenues	$399.0	$413.1	$414.4	$440.4

Benefits and expenses	$431.4	$454.5	$434.0	$542.2

Income tax expense (benefit)	$(4.8)	$(19.6)	$2.6	$32.3

Income (loss) from continuing operations	$(27.6)	$(21.8)	$(22.2)	$(134.1)

Income (loss) from discontinued operations	$(0.6)	$(0.6)	$(0.3)	$(2.0)

Net income (loss)	$(28.2)	$(22.4)	$(22.5)	$(136.1)

Less: Net (income) loss attributable to noncontrolling interests	$(0.1)	$—	$(0.1)	$4.2

Net income (loss) attributable to The Phoenix Companies, Inc.	$(28.1)	$(22.4)	$(22.4)	$(140.3)

Net income (loss) attributable to The Phoenix Companies, Inc. per share:
Basic	$(4.89)	$(3.90)	$(3.90)	$(24.40)
Diluted	$(4.89)	$(3.90)	$(3.90)	$(24.40)

Summarized Selected Quarterly Financial Data:	Quarter ended 2013
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	As revised	As revised	As revised	As restated

Revenues	$394.8	$419.2	$429.8	$463.8

Benefits and expenses	$459.8	$449.1	$438.9	$321.7

Income tax expense (benefit)	$4.2	$(1.2)	$8.7	$(3.2)

Income (loss) from continuing operations	$(69.2)	$(28.7)	$(17.8)	$145.3

Income (loss) from discontinued operations	$(1.8)	$(0.2)	$0.3	$(1.2)

Net income (loss)	$(71.0)	$(28.9)	$(17.5)	$144.1

Less: Net income (loss) attributable to noncontrolling interests	$(0.1)	$(0.1)	$(0.1)	$1.0

Net income (loss) attributable to The Phoenix Companies, Inc.	$(70.9)	$(28.8)	$(17.4)	$143.1

Net income (loss) attributable to The Phoenix Companies, Inc. per share:
Basic	$(12.41)	$(5.02)	$(3.03)	$24.92
Diluted	$(12.41)	$(5.02)	$(3.03)	$24.84

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

Quarterly Financial Data	Page

2014 Consolidated Balance Sheet as of:
March 31, 2014, as revised	F-105
June 30, 2014, as revised	F-111
September 30, 2014, as revised	F-119

2014 Consolidated Statement of Income and Comprehensive Income for the three months ended:
March 31, 2014, as revised	F-106
June 30, 2014, as restated	F-112
September 30, 2014, as revised	F-120

2014 Consolidated Statement of Income and Comprehensive Income for the period ended:
June 30, 2014, as revised	F-114
September 30, 2014, as revised	F-122

2014 Consolidated Statement of Cash Flows for the period ended:
March 31, 2014, as revised	F-108
June 30, 2014, as revised	F-116
September 30, 2014, as revised	F-124

2014 Consolidated Statement of Changes in Stockholders’ Equity for the period ended:
March 31, 2014, as revised	F-110
June 30, 2014, as revised	F-118
September 30, 2014, as revised	F-126

2013 Consolidated Balance Sheet as of:
March 31, 2013, as revised	F-127
June 30, 2013, as revised	F-133
September 30, 2013, as revised	F-141

2013 Consolidated Statement of Income and Comprehensive Income for the three months ended:
March 31, 2013, as revised	F-128
June 30, 2013, as revised	F-134
September 30, 2013, as revised	F-142

2013 Consolidated Statement of Income and Comprehensive Income for the period ended:
June 30, 2013, as revised	F-136
September 30, 2013, as revised	F-144

2013 Consolidated Statement of Cash Flows for the period ended:
March 31, 2013, as revised	F-130
June 30, 2013, as revised	F-138
September 30, 2013, as revised	F-146

2013 Consolidated Statement of Changes in Stockholders’ Equity for the period ended:
March 31, 2013, as revised	F-132
June 30, 2013, as revised	F-140
September 30, 2013, as revised	F-148

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$12,002.1	$—	$(81.4)	[1]	$11,920.7
Available-for-sale equity securities, at fair value	64.1	—	79.1	[1]	143.2
Short-term investments	571.0	—	—		571.0
Limited partnerships and other investments	569.5	—	—		569.5
Policy loans, at unpaid principal balances	2,353.7	—	—		2,353.7
Derivative instruments	172.7	—	(12.7)		160.0
Fair value investments	215.2	—	—		215.2
Total investments	15,948.3	—	(15.0)		15,933.3
Cash and cash equivalents	424.5	—	—		424.5
Accrued investment income	176.0	—	—		176.0
Reinsurance recoverable	616.0	(4.3)	(0.1)		611.6
Deferred policy acquisition costs	892.4	7.8	6.7		906.9
Deferred income taxes, net	47.4	—	(1.8)		45.6
Other assets	278.8	—	20.5		299.3
Discontinued operations assets	41.4	—	4.8		46.2
Separate account assets	3,308.0	—	—		3,308.0
Total assets	$21,732.8	$3.5	$15.1		$21,751.4

LIABILITIES:
Policy liabilities and accruals	$12,425.8	$(17.5)	$(9.7)		$12,398.6
Policyholder deposit funds	3,540.0	—	15.3		3,555.3
Dividend obligations	819.8	—	(2.2)		817.6
Indebtedness	378.8	—	—		378.8
Pension and post-employment liabilities	309.4	—	(2.8)		306.6
Other liabilities	373.0	—	6.1		379.1
Discontinued operations liabilities	36.7	—	4.8		41.5
Separate account liabilities	3,308.0	—	—		3,308.0
Total liabilities	21,191.5	(17.5)	11.5		21,185.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,633.1	—	—		2,633.1
Accumulated other comprehensive income (loss)	(195.4)	1.1	2.0		(192.3)
Retained earnings (accumulated deficit)	(1,725.4)	19.9	1.6		(1,703.9)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	529.5	21.0	3.6		554.1
Noncontrolling interests	11.8	—	—		11.8
Total stockholders’ equity	541.3	21.0	3.6		565.9
Total liabilities and stockholders’ equity	$21,732.8	$3.5	$15.1		$21,751.4
———————

[1]	Included within Other Adjustments is a reclassification of $79.1 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$79.6	$—	$—	$79.6
Fee income	134.8	—	—	134.8
Net investment income	213.5	—	(2.0)	211.5
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	—	(0.2)
Net OTTI losses recognized in earnings	(0.2)	—	—	(0.2)
Net realized investment gains (losses), excluding OTTI losses	(25.5)	—	(1.2)	(26.7)
Net realized investment gains (losses)	(25.7)	—	(1.2)	(26.9)
Total revenues	402.2	—	(3.2)	399.0

BENEFITS AND EXPENSES:
Policy benefits	236.0	(0.7)	(5.0)	230.3
Policyholder dividends	73.8	—	(1.6)	72.2
Policy acquisition cost amortization	22.4	—	2.2	24.6
Interest expense on indebtedness	7.1	—	—	7.1
Other operating expenses	97.9	—	(0.7)	97.2
Total benefits and expenses	437.2	(0.7)	(5.1)	431.4
Income (loss) from continuing operations before income taxes	(35.0)	0.7	1.9	(32.4)
Income tax expense (benefit)	(3.6)	—	(1.2)	(4.8)
Income (loss) from continuing operations	(31.4)	0.7	3.1	(27.6)
Income (loss) from discontinued operations, net of income taxes	(0.9)	—	0.3	(0.6)
Net income (loss)	(32.3)	0.7	3.4	(28.2)
Less: Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$0.7	$4.5	$(28.1)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$0.7	$4.5	$(28.1)
Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss)	(32.3)	0.7	3.4	(28.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	16.9	0.8	6.0	23.7
Net pension liability adjustment	1.6	—	0.1	1.7
Other comprehensive income (loss) before income taxes	18.5	0.8	6.1	25.4
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	28.7	—	4.0	32.7
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	28.7	—	4.0	32.7
Other comprehensive income (loss), net of income taxes	(10.2)	0.8	2.1	(7.3)
Comprehensive income (loss)	(42.5)	1.5	5.5	(35.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(43.5)	$1.5	$6.6	$(35.4)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(5.47)	$0.12	$0.73	$(4.79)
Income (loss) from continuing operations – diluted	$(5.47)	$0.12	$0.73	$(4.79)
Income (loss) from discontinued operations – basic	$(0.16)	$—	$0.05	$(0.10)
Income (loss) from discontinued operations – diluted	$(0.16)	$—	$0.05	$(0.10)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(5.80)	$0.12	$0.78	$(4.89)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(5.80)	$0.12	$0.78	$(4.89)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended March 31, 2014
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(33.3)	$5.2	$(28.1)
Net realized investment gains / losses	25.7	1.2	26.9
Policy acquisition costs deferred	(14.4)	(0.2)	(14.6)
Policy acquisition cost amortization	22.4	2.2	24.6
Amortization and depreciation	1.5	—	1.5
Interest credited	35.6	—	35.6
Equity in earnings of limited partnerships and other investments	(23.8)	3.7	(20.1)
Change in:
Accrued investment income	(43.3)	(0.7)	(44.0)
Deferred income taxes, net	(6.1)	(2.2)	(8.3)
Reinsurance recoverable	(12.2)	(0.7)	(12.9)
Policy liabilities and accruals	(137.6)	(5.0)	(142.6)
Dividend obligations	31.8	(1.6)	30.2
Pension and post-employment liabilities	(4.9)	—	(4.9)
Impact of operating activities of consolidated investment entities, net	(5.6)	(1.1)	(6.7)
Other operating activities, net	23.9	(0.8)	23.1
Cash provided by (used for) operating activities	(140.3)	—	(140.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(338.5)	0.1	(338.4)
Available-for-sale equity securities	(1.7)	(0.1)	(1.8)
Short-term investments	(649.3)	—	(649.3)
Derivative instruments	(17.8)	—	(17.8)
Fair value and other investments	(0.3)	—	(0.3)
Sales, repayments and maturities of:
Available-for-sale debt securities	338.8	(0.1)	338.7
Available-for-sale equity securities	3.0	0.1	3.1
Short-term investments	489.8	—	489.8
Derivative instruments	42.1	—	42.1
Fair value and other investments	2.8	—	2.8
Contributions to limited partnerships and limited liability corporations	(18.2)	—	(18.2)
Distributions from limited partnerships and limited liability corporations	30.3	—	30.3
Policy loans, net	32.0	—	32.0
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(2.0)	—	(2.0)
Cash provided by (used for) investing activities	(89.0)	—	(89.0)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended March 31, 2014
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	361.3	—	361.3
Policyholder withdrawals	(321.5)	—	(321.5)
Net transfers (to) from separate accounts	118.2	—	118.2
Impact of financing activities of consolidated investment entities, net	0.1	—	0.1
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	158.1	—	158.1
Change in cash and cash equivalents	(71.2)	—	(71.2)
Change in cash included in discontinued operations assets	(0.7)	—	(0.7)
Cash and cash equivalents, beginning of period	496.4	—	496.4
Cash and cash equivalents, end of period	$424.5	$—	$424.5

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$—	$—	$—
Interest expense on indebtedness paid	$(4.7)	$—	$(4.7)

Non-Cash Transactions During the Year
Investment exchanges	$13.0	$—	$13.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended March 31, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	—	—
Balance, end of period	$2,633.1	$—	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$0.2	$(185.0)
Other comprehensive income (loss)	(10.2)	2.9	(7.3)
Balance, end of period	$(195.4)	$3.1	$(192.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$16.3	$(1,675.8)
Net income (loss)	(33.3)	5.2	(28.1)
Balance, end of period	$(1,725.4)	$21.5	$(1,703.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$16.5	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(43.5)	8.1	(35.4)
Balance, end of period	$529.5	$24.6	$554.1

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$1.1	$11.8
Change in noncontrolling interests	1.1	(1.1)	—
Balance, end of period	$11.8	$—	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$17.6	$601.3
Change in stockholders’ equity	(42.4)	7.0	(35.4)
Balance, end of period	$541.3	$24.6	$565.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$12,454.1	$—	$(83.6)	[1]	$12,370.5
Available-for-sale equity securities, at fair value	68.5	—	80.6	[1]	149.1
Short-term investments	504.8	—	—		504.8
Limited partnerships and other investments	557.9	—	—		557.9
Policy loans, at unpaid principal balances	2,325.4	—	—		2,325.4
Derivative instruments	175.0	—	(12.5)		162.5
Fair value investments	207.4	—	—		207.4
Total investments	16,293.1	—	(15.5)		16,277.6
Cash and cash equivalents	330.2	—	—		330.2
Accrued investment income	185.7	—	—		185.7
Reinsurance recoverable	594.7	(3.8)	1.5		592.4
Deferred policy acquisition costs	869.0	7.7	5.1		881.8
Deferred income taxes, net	29.4	—	0.1		29.5
Other assets	279.0	—	22.1		301.1
Discontinued operations assets	39.9	—	4.8		44.7
Separate account assets	3,285.4	—	—		3,285.4
Total assets	$21,906.4	$3.9	$18.1		$21,928.4

LIABILITIES:
Policy liabilities and accruals	$12,429.0	$(18.4)	$(0.6)		$12,410.0
Policyholder deposit funds	3,658.7	—	14.7		3,673.4
Dividend obligations	895.6	—	(0.9)		894.7
Indebtedness	378.9	—	—		378.9
Pension and post-employment liabilities	302.5	—	(2.8)		299.7
Other liabilities	376.4	—	6.7		383.1
Discontinued operations liabilities	35.1	—	4.8		39.9
Separate account liabilities	3,285.4	—	—		3,285.4
Total liabilities	21,361.6	(18.4)	21.9		21,365.1

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,632.7	—	—		2,632.7
Accumulated other comprehensive income (loss)	(177.2)	1.2	3.9		(172.1)
Retained earnings (accumulated deficit)	(1,739.7)	21.1	(7.7)		(1,726.3)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	533.0	22.3	(3.8)		551.5
Noncontrolling interests	11.8	—	—		11.8
Total stockholders’ equity	544.8	22.3	(3.8)		563.3
Total liabilities and stockholders’ equity	$21,906.4	$3.9	$18.1		$21,928.4
———————

[1]	Included within Other Adjustments is a reclassification of $80.6 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As restated
REVENUES:
Premiums	$83.2	$—	$—	$83.2
Fee income	134.2	—	—	134.2
Net investment income	195.3		(3.8)	191.5
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.0)	—	—	(1.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	(1.0)	—	—	(1.0)
Net realized investment gains (losses), excluding OTTI losses	5.1		0.1	5.2
Net realized investment gains (losses)	4.1	—	0.1	4.2
Total revenues	416.8	—	(3.7)	413.1

BENEFITS AND EXPENSES:
Policy benefits	298.5	(1.1)	3.9	301.3
Policyholder dividends	42.4	—	0.2	42.6
Policy acquisition cost amortization	17.4	(0.2)	1.9	19.1
Interest expense on indebtedness	7.1	—	—	7.1
Other operating expenses	85.5	—	(1.1)	84.4
Total benefits and expenses	450.9	(1.3)	4.9	454.5
Income (loss) from continuing operations before income taxes	(34.1)	1.3	(8.6)	(41.4)
Income tax expense (benefit)	(20.4)	—	0.8	(19.6)
Income (loss) from continuing operations	(13.7)	1.3	(9.4)	(21.8)
Income (loss) from discontinued operations, net of income taxes	(0.6)	—	—	(0.6)
Net income (loss)	(14.3)	1.3	(9.4)	(22.4)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to The Phoenix Companies, Inc.	$(14.3)	$1.3	$(9.4)	$(22.4)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As restated
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(14.3)	$1.3	$(9.4)	$(22.4)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss)	(14.3)	1.3	(9.4)	(22.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	52.8	0.1	(1.0)	51.9
Net pension liability adjustment	1.8	—	(0.1)	1.7
Other comprehensive income (loss) before income taxes	54.6	0.1	(1.1)	53.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	36.4	—	(3.0)	33.4
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	36.4	—	(3.0)	33.4
Other comprehensive income (loss), net of income taxes	18.2	0.1	1.9	20.2
Comprehensive income (loss)	3.9	1.4	(7.5)	(2.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$3.9	$1.4	$(7.5)	$(2.2)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(2.38)	$0.23	$(1.64)	$(3.80)
Income (loss) from continuing operations – diluted	$(2.38)	$0.23	$(1.64)	$(3.80)
Income (loss) from discontinued operations – basic	$(0.10)	$—	$—	$(0.10)
Income (loss) from discontinued operations – diluted	$(0.10)	$—	$—	$(0.10)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(2.49)	$0.23	$(1.64)	$(3.90)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(2.49)	$0.23	$(1.64)	$(3.90)
Basic weighted-average common shares outstanding (in thousands)	5,749			5,749
Diluted weighted-average common shares outstanding (in thousands)	5,749			5,749

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the six months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$162.8	$—	$—	$162.8
Fee income	269.0	—	—	269.0
Net investment income	408.8	—	(5.8)	403.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.0)	—	—	(1.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	—	(0.2)
Net OTTI losses recognized in earnings	(1.2)	—	—	(1.2)
Net realized investment gains (losses), excluding OTTI losses	(20.4)	—	(1.1)	(21.5)
Net realized investment gains (losses)	(21.6)	—	(1.1)	(22.7)
Total revenues	819.0	—	(6.9)	812.1

BENEFITS AND EXPENSES:
Policy benefits	534.5	(1.8)	(1.1)	531.6
Policyholder dividends	116.2	—	(1.4)	114.8
Policy acquisition cost amortization	39.8	(0.2)	4.1	43.7
Interest expense on indebtedness	14.2	—	—	14.2
Other operating expenses	183.4	—	(1.8)	181.6
Total benefits and expenses	888.1	(2.0)	(0.2)	885.9
Income (loss) from continuing operations before income taxes	(69.1)	2.0	(6.7)	(73.8)
Income tax expense (benefit)	(24.0)	—	(0.4)	(24.4)
Income (loss) from continuing operations	(45.1)	2.0	(6.3)	(49.4)
Income (loss) from discontinued operations, net of income taxes	(1.5)	—	0.3	(1.2)
Net income (loss)	(46.6)	2.0	(6.0)	(50.6)
Less: Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(47.6)	$2.0	$(4.9)	$(50.5)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the six months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(47.6)	$2.0	$(4.9)	$(50.5)
Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss)	(46.6)	2.0	(6.0)	(50.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	69.7	0.9	5.0	75.6
Net pension liability adjustment	3.4	—	—	3.4
Other comprehensive income (loss) before income taxes	73.1	0.9	5.0	79.0
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	65.1	—	1.0	66.1
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	65.1	—	1.0	66.1
Other comprehensive income (loss), net of income taxes	8.0	0.9	4.0	12.9
Comprehensive income (loss)	(38.6)	2.9	(2.0)	(37.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(39.6)	$2.9	$(0.9)	$(37.6)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(7.85)	$0.35	$(0.90)	$(8.58)
Income (loss) from continuing operations – diluted	$(7.85)	$0.35	$(0.90)	$(8.58)
Income (loss) from discontinued operations – basic	$(0.26)	$—	$0.05	$(0.21)
Income (loss) from discontinued operations – diluted	$(0.26)	$—	$0.05	$(0.21)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(8.29)	$0.35	$(0.85)	$(8.79)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(8.29)	$0.35	$(0.85)	$(8.79)
Basic weighted-average common shares outstanding (in thousands)	5,745			5,745
Diluted weighted-average common shares outstanding (in thousands)	5,745			5,745

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended June 30, 2014
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(47.6)	$(2.9)	$(50.5)
Net realized investment gains / losses	21.6	1.1	22.7
Policy acquisition costs deferred	(31.7)	(1.5)	(33.2)
Policy acquisition cost amortization	39.8	3.9	43.7
Amortization and depreciation	3.0	—	3.0
Interest credited	70.2	—	70.2
Equity in earnings of limited partnerships and other investments	(29.8)	3.7	(26.1)
Change in:
Accrued investment income	(81.1)	2.1	(79.0)
Deferred income taxes, net	(24.6)	(1.0)	(25.6)
Reinsurance recoverable	8.6	(2.8)	5.8
Policy liabilities and accruals	(237.4)	(0.1)	(237.5)
Dividend obligations	30.9	(1.4)	29.5
Pension and post-employment liabilities	(10.0)	—	(10.0)
Impact of operating activities of consolidated investment entities, net	(7.7)	(1.1)	(8.8)
Other operating activities, net	14.6	—	14.6
Cash provided by (used for) operating activities	(281.2)	—	(281.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(871.9)	0.5	(871.4)
Available-for-sale equity securities	(2.2)	(0.5)	(2.7)
Short-term investments	(1,058.9)	—	(1,058.9)
Derivative instruments	(33.0)	—	(33.0)
Fair value and other investments	(0.6)	—	(0.6)
Sales, repayments and maturities of:
Available-for-sale debt securities	662.8	(0.1)	662.7
Available-for-sale equity securities	4.3	0.1	4.4
Short-term investments	915.6	—	915.6
Derivative instruments	53.6	—	53.6
Fair value and other investments	14.1	—	14.1
Contributions to limited partnerships and limited liability corporations	(34.0)	—	(34.0)
Distributions from limited partnerships and limited liability corporations	64.0	—	64.0
Policy loans, net	78.0	—	78.0
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(4.4)	—	(4.4)
Cash provided by (used for) investing activities	(212.6)	—	(212.6)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended June 30, 2014
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	713.0	—	713.0
Policyholder withdrawals	(611.9)	—	(611.9)
Net transfers (to) from separate accounts	227.7	—	227.7
Impact of financing activities of consolidated investment entities, net	0.2	—	0.2
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	329.0	—	329.0
Change in cash and cash equivalents	(164.8)	—	(164.8)
Change in cash included in discontinued operations assets	(1.4)	—	(1.4)
Cash and cash equivalents, beginning of period	496.4	—	496.4
Cash and cash equivalents, end of period	$330.2	$—	$330.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$—	$—	$—
Interest expense on indebtedness paid	$(13.9)	$—	$(13.9)

Non-Cash Transactions During the Year
Investment exchanges	$62.4	$—	$62.4

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended June 30, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.4)	—	(0.4)
Balance, end of period	$2,632.7	$—	$2,632.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$0.2	$(185.0)
Other comprehensive income (loss)	8.0	4.9	12.9
Balance, end of period	$(177.2)	$5.1	$(172.1)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$16.3	$(1,675.8)
Net income (loss)	(47.6)	(2.9)	(50.5)
Balance, end of period	$(1,739.7)	$13.4	$(1,726.3)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$16.5	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(40.0)	2.0	(38.0)
Balance, end of period	$533.0	$18.5	$551.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$1.1	$11.8
Change in noncontrolling interests	1.1	(1.1)	—
Balance, end of period	$11.8	$—	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$17.6	$601.3
Change in stockholders’ equity	(38.9)	0.9	(38.0)
Balance, end of period	$544.8	$18.5	$563.3

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$12,706.6	$—	$(119.1)	[1]	$12,587.5
Available-for-sale equity securities, at fair value	75.4	—	114.5	[1]	189.9
Short-term investments	90.4	—	—		90.4
Limited partnerships and other investments	559.9	—	0.8		560.7
Policy loans, at unpaid principal balances	2,324.1	—	—		2,324.1
Derivative instruments	149.9	—	(11.7)		138.2
Fair value investments	206.5	—	0.7		207.2
Total investments	16,112.8	—	(14.8)		16,098.0
Cash and cash equivalents	443.2	—	—		443.2
Accrued investment income	214.2	—	—		214.2
Reinsurance recoverable	575.6	(3.9)	1.2		572.9
Deferred policy acquisition costs	874.6	7.2	2.1		883.9
Deferred income taxes, net	31.8	—	0.2		32.0
Other assets	300.7	—	15.9		316.6
Discontinued operations assets	38.8	—	4.8		43.6
Separate account assets	3,089.1	—	—		3,089.1
Total assets	$21,680.8	$3.3	$9.4		$21,693.5

LIABILITIES:
Policy liabilities and accruals	$12,384.2	$(18.9)	$(1.8)		$12,363.5
Policyholder deposit funds	3,819.5	—	17.1		3,836.6
Dividend obligations	876.1	—	(1.2)		874.9
Indebtedness	378.9	—	(0.1)		378.8
Pension and post-employment liabilities	295.5	—	(2.8)		292.7
Other liabilities	282.6	—	2.8		285.4
Discontinued operations liabilities	34.0	—	4.8		38.8
Separate account liabilities	3,089.1	—	—		3,089.1
Total liabilities	21,159.9	(18.9)	18.8		21,159.8

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,632.7	—	—		2,632.7
Accumulated other comprehensive income (loss)	(182.9)	0.7	2.9		(179.3)
Retained earnings (accumulated deficit)	(1,757.9)	21.5	(12.3)		(1,748.7)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	509.1	22.2	(9.4)		521.9
Noncontrolling interests	11.8	—	—		11.8
Total stockholders’ equity	520.9	22.2	(9.4)		533.7
Total liabilities and stockholders’ equity	$21,680.8	$3.3	$9.4		$21,693.5
———————

[1]	Included within Other Adjustments is a reclassification of $116.0 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$78.1	$—	$—	$78.1
Fee income	135.2	—	—	135.2
Net investment income	204.9	—	—	204.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(3.7)	—	—	(3.7)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	—	(0.2)
Net OTTI losses recognized in earnings	(3.9)	—	—	(3.9)
Net realized investment gains (losses), excluding OTTI losses	1.8	—	(1.7)	0.1
Net realized investment gains (losses)	(2.1)	—	(1.7)	(3.8)
Total revenues	416.1	—	(1.7)	414.4

BENEFITS AND EXPENSES:
Policy benefits	265.4	(0.7)	(1.1)	263.6
Policyholder dividends	56.7	—	0.3	57.0
Policy acquisition cost amortization	24.9	0.3	4.2	29.4
Interest expense on indebtedness	7.0	—	—	7.0
Other operating expenses	78.8	—	(1.8)	77.0
Total benefits and expenses	432.8	(0.4)	1.6	434.0
Income (loss) from continuing operations before income taxes	(16.7)	0.4	(3.3)	(19.6)
Income tax expense (benefit)	1.3	—	1.3	2.6
Income (loss) from continuing operations	(18.0)	0.4	(4.6)	(22.2)
Income (loss) from discontinued operations, net of income taxes	(0.3)	—	—	(0.3)
Net income (loss)	(18.3)	0.4	(4.6)	(22.5)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.2)	$0.4	$(4.6)	$(22.4)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(18.2)	$0.4	$(4.6)	$(22.4)
Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss)	(18.3)	0.4	(4.6)	(22.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(13.7)	(0.5)	(0.2)	(14.4)
Net pension liability adjustment	1.7	—	—	1.7
Other comprehensive income (loss) before income taxes	(12.0)	(0.5)	(0.2)	(12.7)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(6.3)	—	0.8	(5.5)
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(6.3)	—	0.8	(5.5)
Other comprehensive income (loss), net of income taxes	(5.7)	(0.5)	(1.0)	(7.2)
Comprehensive income (loss)	(24.0)	(0.1)	(5.6)	(29.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(23.9)	$(0.1)	$(5.6)	$(29.6)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(3.13)	$0.07	$(0.80)	$(3.85)
Income (loss) from continuing operations – diluted	$(3.13)	$0.07	$(0.80)	$(3.85)
Income (loss) from discontinued operations – basic	$(0.05)	$—	$—	$(0.05)
Income (loss) from discontinued operations – diluted	$(0.05)	$—	$—	$(0.05)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(3.17)	$0.07	$(0.80)	$(3.90)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(3.17)	$0.07	$(0.80)	$(3.90)
Basic weighted-average common shares outstanding (in thousands)	5,750			5,750
Diluted weighted-average common shares outstanding (in thousands)	5,750			5,750

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the nine months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$240.9	$—	$—	$240.9
Fee income	404.2	—	—	404.2
Net investment income	613.7	—	(5.8)	607.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4.7)	—	—	(4.7)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.4)	—	—	(0.4)
Net OTTI losses recognized in earnings	(5.1)	—	—	(5.1)
Net realized investment gains (losses), excluding OTTI losses	(18.6)	—	(2.8)	(21.4)
Net realized investment gains (losses)	(23.7)	—	(2.8)	(26.5)
Total revenues	1,235.1	—	(8.6)	1,226.5

BENEFITS AND EXPENSES:
Policy benefits	799.9	(2.5)	(2.2)	795.2
Policyholder dividends	172.9	—	(1.1)	171.8
Policy acquisition cost amortization	64.7	0.1	8.3	73.1
Interest expense on indebtedness	21.2	—	—	21.2
Other operating expenses	262.2	—	(3.6)	258.6
Total benefits and expenses	1,320.9	(2.4)	1.4	1,319.9
Income (loss) from continuing operations before income taxes	(85.8)	2.4	(10.0)	(93.4)
Income tax expense (benefit)	(22.7)	—	0.9	(21.8)
Income (loss) from continuing operations	(63.1)	2.4	(10.9)	(71.6)
Income (loss) from discontinued operations, net of income taxes	(1.8)	—	0.3	(1.5)
Net income (loss)	(64.9)	2.4	(10.6)	(73.1)
Less: Net income (loss) attributable to noncontrolling interests	0.9	—	(1.1)	(0.2)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(65.8)	$2.4	$(9.5)	$(72.9)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the nine months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(65.8)	$2.4	$(9.5)	$(72.9)
Net income (loss) attributable to noncontrolling interests	0.9	—	(1.1)	(0.2)
Net income (loss)	(64.9)	2.4	(10.6)	(73.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	56.0	0.4	4.8	61.2
Net pension liability adjustment	5.1	—	—	5.1
Other comprehensive income (loss) before income taxes	61.1	0.4	4.8	66.3
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	58.8	—	1.8	60.6
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	58.8	—	1.8	60.6
Other comprehensive income (loss), net of income taxes	2.3	0.4	3.0	5.7
Comprehensive income (loss)	(62.6)	2.8	(7.6)	(67.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	—	(1.1)	(0.2)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(63.5)	$2.8	$(6.5)	$(67.2)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(10.98)	$0.42	$(1.70)	$(12.42)
Income (loss) from continuing operations – diluted	$(10.98)	$0.42	$(1.70)	$(12.42)
Income (loss) from discontinued operations – basic	$(0.31)	$—	$0.05	$(0.26)
Income (loss) from discontinued operations – diluted	$(0.31)	$—	$0.05	$(0.26)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(11.45)	$0.42	$(1.65)	$(12.68)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(11.45)	$0.42	$(1.65)	$(12.68)
Basic weighted-average common shares outstanding (in thousands)	5,747			5,747
Diluted weighted-average common shares outstanding (in thousands)	5,747			5,747

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended September 30, 2014
	As reported	Correction of errors		As revised
OPERATING ACTIVITIES:
Net income (loss)	$(65.8)	$(7.1)		$(72.9)
Net realized investment gains / losses	23.7	2.8		26.5
Policy acquisition costs deferred	(52.3)	(2.6)		(54.9)
Policy acquisition cost amortization	64.7	8.4		73.1
Amortization and depreciation	4.5	—		4.5
Interest credited	113.4	—		113.4
Equity in earnings of limited partnerships and other investments	(48.1)	3.7		(44.4)
Change in:
Accrued investment income	(134.0)	2.1		(131.9)
Deferred income taxes, net	(20.6)	(1.9)		(22.5)
Reinsurance recoverable	28.7	(2.5)		26.2
Policy liabilities and accruals	(365.1)	(2.2)		(367.3)
Dividend obligations	47.5	(1.0)		46.5
Pension and post-employment liabilities	(15.3)	—		(15.3)
Impact of operating activities of consolidated investment entities, net	(8.6)	(1.1)		(9.7)
Other operating activities, net	4.2	(2.0)		2.2
Cash provided by (used for) operating activities	(423.1)	(3.4)		(426.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,798.4)	44.2	[1]	(1,754.2)
Available-for-sale equity securities	(7.9)	(44.2)	[1]	(52.1)
Short-term investments	(1,584.6)	—		(1,584.6)
Derivative instruments	(51.3)	—		(51.3)
Fair value and other investments	(0.7)	—		(0.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,194.5	(6.8)	[1]	1,187.7
Available-for-sale equity securities	10.1	6.8	[1]	16.9
Short-term investments	1,856.1	—		1,856.1
Derivative instruments	73.5	—		73.5
Fair value and other investments	16.7	—		16.7
Contributions to limited partnerships and limited liability corporations	(58.0)	—		(58.0)
Distributions from limited partnerships and limited liability corporations	104.5	—		104.5
Policy loans, net	91.0	—		91.0
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(7.7)	—		(7.7)
Cash provided by (used for) investing activities	(162.2)	—		(162.2)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended September 30, 2014
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	1,080.9	18.7	1,099.6
Policyholder withdrawals	(878.3)	(15.3)	(893.6)
Net transfers (to) from separate accounts	330.6	—	330.6
Impact of financing activities of consolidated investment entities, net	0.1	—	0.1
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	533.3	3.4	536.7
Change in cash and cash equivalents	(52.0)	—	(52.0)
Change in cash included in discontinued operations assets	(1.2)	—	(1.2)
Cash and cash equivalents, beginning of period	496.4	—	496.4
Cash and cash equivalents, end of period	$443.2	$—	$443.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$—	$—	$—
Interest expense on indebtedness paid	$(18.6)	$—	$(18.6)

Non-Cash Transactions During the Year
Investment exchanges	$62.4	$—	$62.4
———————

[1]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended September 30, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.4)	—	(0.4)
Balance, end of period	$2,632.7	$—	$2,632.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$0.2	$(185.0)
Other comprehensive income (loss)	2.3	3.4	5.7
Balance, end of period	$(182.9)	$3.6	$(179.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$16.3	$(1,675.8)
Net income (loss)	(65.8)	(7.1)	(72.9)
Balance, end of period	$(1,757.9)	$9.2	$(1,748.7)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$16.5	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(63.9)	(3.7)	(67.6)
Balance, end of period	$509.1	$12.8	$521.9

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$1.1	$11.8
Change in noncontrolling interests	1.1	(1.1)	—
Balance, end of period	$11.8	$—	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$17.6	$601.3
Change in stockholders’ equity	(62.8)	(4.8)	(67.6)
Balance, end of period	$520.9	$12.8	$533.7

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of March 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$11,881.1	$—	$(64.5)	[1]	$11,816.6
Available-for-sale equity securities, at fair value	34.6	—	63.3	[1]	97.9
Short-term investments	699.5	—	—		699.5
Limited partnerships and other investments	563.4	—	—		563.4
Policy loans, at unpaid principal balances	2,340.1	—	—		2,340.1
Derivative instruments	194.4	—	(12.8)		181.6
Fair value investments	215.2	—	—		215.2
Total investments	15,928.3	—	(14.0)		15,914.3
Cash and cash equivalents	295.2	—	—		295.2
Accrued investment income	176.1	—	—		176.1
Reinsurance recoverable	594.4	—	(0.9)		593.5
Deferred policy acquisition costs	881.5	—	(10.9)		870.6
Deferred income taxes, net	41.5	—	—		41.5
Other assets [2]	319.1	—	20.3		339.4
Discontinued operations assets	48.4	—	4.8		53.2
Separate account assets	3,406.7	—	—		3,406.7
Total assets	$21,691.2	$—	$(0.7)		$21,690.5

LIABILITIES:
Policy liabilities and accruals	$12,653.8	$—	$(12.1)		$12,641.7
Policyholder deposit funds	3,153.8	—	6.1		3,159.9
Dividend obligations	943.8	—	(1.5)		942.3
Indebtedness	378.8	—	—		378.8
Pension and post-employment liabilities	424.7	—	—		424.7
Other liabilities	256.1	—	6.1		262.2
Discontinued operations liabilities	42.9	—	4.7		47.6
Separate account liabilities	3,406.7	—	—		3,406.7
Total liabilities	21,260.6	—	3.3		21,263.9

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,632.9	—	—		2,632.9
Accumulated other comprehensive income (loss)	(260.8)	—	2.8		(258.0)
Retained earnings (accumulated deficit)	(1,765.9)	—	(6.8)		(1,772.7)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	423.4	—	(4.0)		419.4
Noncontrolling interests	7.2	—	—		7.2
Total stockholders’ equity	430.6	—	(4.0)		426.6
Total liabilities and stockholders’ equity	$21,691.2	$—	$(0.7)		$21,690.5
———————

[1]	Included within Other Adjustments is a reclassification of $63.4 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income For the three months ended March 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
REVENUES:
Premiums	$82.7	$—	$—		$82.7
Fee income	136.3	—	—		136.3
Net investment income	191.1	—	(0.7)		190.4
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.9)	—	0.4		(0.5)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(1.7)	—	—		(1.7)
Net OTTI losses recognized in earnings	(2.6)	—	0.4		(2.2)
Net realized investment gains (losses), excluding OTTI losses	(13.3)	—	0.9		(12.4)
Net realized investment gains (losses)	(15.9)	—	1.3		(14.6)
Total revenues	394.2	—	0.6		394.8

BENEFITS AND EXPENSES:
Policy benefits	318.8	—	(48.2)	[1]	270.6
Policyholder dividends	4.4	—	44.9	[1]	49.3
Policy acquisition cost amortization	45.3	—	4.3		49.6
Interest expense on indebtedness	7.7	—	(0.6)		7.1
Other operating expenses	80.8	—	2.4		83.2
Total benefits and expenses	457.0	—	2.8		459.8
Income (loss) from continuing operations before income taxes	(62.8)	—	(2.2)		(65.0)
Income tax expense (benefit)	4.2	—	—		4.2
Income (loss) from continuing operations	(67.0)	—	(2.2)		(69.2)
Income (loss) from discontinued operations, net of income taxes	(1.8)	—	—		(1.8)
Net income (loss)	(68.8)	—	(2.2)		(71.0)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	—	—		(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$—	$(2.2)		$(70.9)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(68.7)	$—	$(2.2)	$(70.9)
Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss)	(68.8)	—	(2.2)	(71.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [2]	(7.5)	—	(1.5)	(9.0)
Net pension liability adjustment	3.8	—	(1.2)	2.6
Other comprehensive income (loss) before income taxes	(3.7)	—	(2.7)	(6.4)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [2]	7.8	—	—	7.8
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	7.8	—	—	7.8
Other comprehensive income (loss), net of income taxes	(11.5)	—	(2.7)	(14.2)
Comprehensive income (loss)	(80.3)	—	(4.9)	(85.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(80.2)	$—	$(4.9)	$(85.1)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(11.72)	$—	$(0.38)	$(12.10)
Income (loss) from continuing operations – diluted	$(11.72)	$—	$(0.38)	$(12.10)
Income (loss) from discontinued operations – basic	$(0.31)	$—	$—	$(0.31)
Income (loss) from discontinued operations – diluted	$(0.31)	$—	$—	$(0.31)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(12.02)	$—	$(0.38)	$(12.41)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(12.02)	$—	$(0.38)	$(12.41)
Basic weighted-average common shares outstanding (in thousands)	5,715			5,715
Diluted weighted-average common shares outstanding (in thousands)	5,715			5,715
———————

[1]
Included within Other Adjustments is an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended March 31, 2013
	As reported	Correction of errors		As revised
OPERATING ACTIVITIES:
Net income (loss)	$(68.7)	$(2.2)		$(70.9)
Net realized investment gains / losses	15.9	(1.3)		14.6
Policy acquisition costs deferred	(14.9)	(0.2)		(15.1)
Policy acquisition cost amortization	45.3	4.3		49.6
Amortization and depreciation	2.2	—		2.2
Interest credited	30.5	—		30.5
Equity in earnings of limited partnerships and other investments	(8.7)	0.1		(8.6)
Change in:
Accrued investment income	(45.8)	—		(45.8)
Deferred income taxes, net	—	—		—
Reinsurance recoverable	(11.0)	8.5		(2.5)
Policy liabilities and accruals	(116.8)	(55.2)	[1]	(172.0)
Dividend obligations	(39.4)	44.9	[1]	5.5
Pension and post-employment liabilities	(0.8)	—		(0.8)
Impact of operating activities of consolidated investment entities, net	1.4	—		1.4
Other operating activities, net [2]	24.2	1.1		25.3
Cash provided by (used for) operating activities	(186.6)	—		(186.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(394.1)	10.0	[3]	(384.1)
Available-for-sale equity securities	—	(10.0)	[3]	(10.0)
Short-term investments	(699.5)	—		(699.5)
Derivative instruments	(44.8)	—		(44.8)
Fair value and other investments [4]	(14.9)	—		(14.9)
Sales, repayments and maturities of:
Available-for-sale debt securities	428.4	—		428.4
Available-for-sale equity securities	1.1	—		1.1
Short-term investments	699.7	—		699.7
Derivative instruments	12.5	—		12.5
Fair value and other investments [4]	4.6	—		4.6
Contributions to limited partnerships and limited liability corporations	(9.8)	—		(9.8)
Distributions from limited partnerships and limited liability corporations	33.6	—		33.6
Policy loans, net	49.5	—		49.5
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(0.8)	—		(0.8)
Cash provided by (used for) investing activities	65.5	—		65.5

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended March 31, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	362.9	—	362.9
Policyholder withdrawals	(282.7)	—	(282.7)
Net transfers (to) from separate accounts	89.5	—	89.5
Impact of financing activities of consolidated investment entities, net	0.6	—	0.6
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	170.3	—	170.3
Change in cash and cash equivalents	49.2	—	49.2
Change in cash included in discontinued operations assets	(0.4)	—	(0.4)
Cash and cash equivalents, beginning of period	246.4	—	246.4
Cash and cash equivalents, end of period	$295.2	$—	$295.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(0.1)	$—	$(0.1)
Interest expense on indebtedness paid	$(4.7)	$—	$(4.7)

Non-Cash Transactions During the Year
Investment exchanges	$37.7	$—	$37.7
———————

[1]
Includes an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

[3]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

[4]	Includes other investments which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended March 31, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.2)	—	(0.2)
Balance, end of period	$2,632.9	$—	$2,632.9

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$5.5	$(243.8)
Other comprehensive income (loss)	(11.5)	(2.7)	(14.2)
Balance, end of period	$(260.8)	$2.8	$(258.0)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,697.2)	$(4.6)	$(1,701.8)
Net income (loss)	(68.7)	(2.2)	(70.9)
Balance, end of period	$(1,765.9)	$(6.8)	$(1,772.7)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$0.9	$504.7
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(80.4)	(4.9)	(85.3)
Balance, end of period	$423.4	$(4.0)	$419.4

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$—	$6.7
Change in noncontrolling interests	0.5	—	0.5
Balance, end of period	$7.2	$—	$7.2

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$0.9	$511.4
Change in stockholders’ equity	(79.9)	(4.9)	(84.8)
Balance, end of period	$430.6	$(4.0)	$426.6

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$11,725.9	$—	$(71.1)	[1]	$11,654.8
Available-for-sale equity securities, at fair value	38.7	—	68.7	[1]	107.4
Short-term investments	599.8	—	—		599.8
Limited partnerships and other investments	559.4	—	—		559.4
Policy loans, at unpaid principal balances	2,350.1	—	—		2,350.1
Derivative instruments	206.5	—	(17.6)		188.9
Fair value investments	216.1	—	—		216.1
Total investments	15,696.5	—	(20.0)		15,676.5
Cash and cash equivalents	369.3	—	—		369.3
Accrued investment income	183.3	—	—		183.3
Reinsurance recoverable	577.0	—	(0.3)		576.7
Deferred policy acquisition costs	914.6	—	0.3		914.9
Deferred income taxes, net	65.8	—	0.1		65.9
Other assets [2]	325.1	—	15.5		340.6
Discontinued operations assets	47.1	—	4.8		51.9
Separate account assets	3,273.5	—	—		3,273.5
Total assets	$21,452.2	$—	$0.4		$21,452.6

LIABILITIES:
Policy liabilities and accruals	$12,577.7	$—	$(7.9)		$12,569.8
Policyholder deposit funds	3,247.8	—	8.1		3,255.9
Dividend obligations	744.6	—	(2.1)		742.5
Indebtedness	378.8	—	—		378.8
Pension and post-employment liabilities	418.5	—	—		418.5
Other liabilities	385.3	—	(2.9)		382.4
Discontinued operations liabilities	41.3	—	4.8		46.1
Separate account liabilities	3,273.5	—	—		3,273.5
Total liabilities	21,067.5	—	—		21,067.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,633.0	—	—		2,633.0
Accumulated other comprehensive income (loss)	(274.3)	—	3.2		(271.1)
Retained earnings (accumulated deficit)	(1,798.7)	—	(2.8)		(1,801.5)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	377.2	—	0.4		377.6
Noncontrolling interests	7.5	—	—		7.5
Total stockholders’ equity	384.7	—	0.4		385.1
Total liabilities and stockholders’ equity	$21,452.2	$—	$0.4		$21,452.6
———————

[1]	Included within Other Adjustments is a reclassification of $68.7 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$87.4	$—	$—	$87.4
Fee income	132.6	—	—	132.6
Net investment income	194.0	—	(0.1)	193.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	(0.4)	(0.4)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(2.5)	—	—	(2.5)
Net OTTI losses recognized in earnings	(2.5)	—	(0.4)	(2.9)
Net realized investment gains (losses), excluding OTTI losses	9.7	—	(1.5)	8.2
Net realized investment gains (losses)	7.2	—	(1.9)	5.3
Total revenues	421.2	—	(2.0)	419.2

BENEFITS AND EXPENSES:
Policy benefits	272.8	—	(0.6)	272.2
Policyholder dividends	51.3	—	0.1	51.4
Policy acquisition cost amortization	32.2	—	(5.1)	27.1
Interest expense on indebtedness	7.1	—	—	7.1
Other operating expenses	91.8	—	(0.5)	91.3
Total benefits and expenses	455.2	—	(6.1)	449.1
Income (loss) from continuing operations before income taxes	(34.0)	—	4.1	(29.9)
Income tax expense (benefit)	(1.3)	—	0.1	(1.2)
Income (loss) from continuing operations	(32.7)	—	4.0	(28.7)
Income (loss) from discontinued operations, net of income taxes	(0.2)	—	—	(0.2)
Net income (loss)	(32.9)	—	4.0	(28.9)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(32.8)	$—	$4.0	$(28.8)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(32.8)	$—	$4.0	$(28.8)
Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss)	(32.9)	—	4.0	(28.9)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [1]	(40.4)	—	0.5	(39.9)
Net pension liability adjustment	2.6	—	—	2.6
Other comprehensive income (loss) before income taxes	(37.8)	—	0.5	(37.3)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [1]	(24.3)	—	0.1	(24.2)
Net pension liability adjustment	—	—	—
Total income tax expense (benefit)	(24.3)	—	0.1	(24.2)
Other comprehensive income (loss), net of income taxes	(13.5)	—	0.4	(13.1)
Comprehensive income (loss)	(46.4)	—	4.4	(42.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(46.3)	$—	$4.4	$(41.9)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(5.69)	$—	$0.70	$(4.99)
Income (loss) from continuing operations – diluted	$(5.69)	$—	$0.70	$(4.99)
Income (loss) from discontinued operations – basic	$(0.03)	$—	$—	$(0.03)
Income (loss) from discontinued operations – diluted	$(0.03)	$—	$—	$(0.03)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(5.71)	$—	$0.70	$(5.02)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(5.71)	$—	$0.70	$(5.02)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742
———————

[1]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the six months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
REVENUES:
Premiums	$170.1	$—	$—		$170.1
Fee income	268.9	—	—		268.9
Net investment income	385.1	—	(0.8)		384.3
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.9)	—	—		(0.9)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.2)	—	—		(4.2)
Net OTTI losses recognized in earnings	(5.1)	—	—		(5.1)
Net realized investment gains (losses), excluding OTTI losses	(3.6)	—	(0.6)		(4.2)
Net realized investment gains (losses)	(8.7)	—	(0.6)		(9.3)
Total revenues	815.4	—	(1.4)		814.0

BENEFITS AND EXPENSES:
Policy benefits	591.6	—	(48.8)	[1]	542.8
Policyholder dividends	55.7	—	45.0	[1]	100.7
Policy acquisition cost amortization	77.5	—	(0.8)		76.7
Interest expense on indebtedness	14.8	—	(0.6)		14.2
Other operating expenses	172.6	—	1.9		174.5
Total benefits and expenses	912.2	—	(3.3)		908.9
Income (loss) from continuing operations before income taxes	(96.8)	—	1.9		(94.9)
Income tax expense (benefit)	2.9	—	0.1		3.0
Income (loss) from continuing operations	(99.7)	—	1.8		(97.9)
Income (loss) from discontinued operations, net of income taxes	(2.0)	—	—		(2.0)
Net income (loss)	(101.7)	—	1.8		(99.9)
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	—	—		(0.2)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(101.5)	$—	$1.8		$(99.7)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the six months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(101.5)	$—	$1.8	$(99.7)
Net income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Net income (loss)	(101.7)	—	1.8	(99.9)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [2]	(47.9)	—	(1.0)	(48.9)
Net pension liability adjustment	6.4	—	(1.2)	5.2
Other comprehensive income (loss) before income taxes	(41.5)	—	(2.2)	(43.7)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [2]	(16.5)	—	0.1	(16.4)
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(16.5)	—	0.1	(16.4)
Other comprehensive income (loss), net of income taxes	(25.0)	—	(2.3)	(27.3)
Comprehensive income (loss)	(126.7)	—	(0.5)	(127.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(126.5)	$—	$(0.5)	$(127.0)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(17.36)	$—	$0.31	$(17.01)
Income (loss) from continuing operations – diluted	$(17.36)	$—	$0.31	$(17.01)
Income (loss) from discontinued operations – basic	$(0.35)	$—	$—	$(0.35)
Income (loss) from discontinued operations – diluted	$(0.35)	$—	$—	$(0.35)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(17.68)	$—	$0.31	$(17.36)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(17.68)	$—	$0.31	$(17.36)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742
———————

[1]
Included within Other Adjustments is an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended June 30, 2013
	As reported	Correction of errors		As revised
OPERATING ACTIVITIES:
Net income (loss)	$(101.5)	$1.8		$(99.7)
Net realized investment gains / losses	8.7	0.6		9.3
Policy acquisition costs deferred	(28.9)	(0.4)		(29.3)
Policy acquisition cost amortization	77.5	(0.8)		76.7
Amortization and depreciation	4.3	—		4.3
Interest credited	63.7	—		63.7
Equity in earnings of limited partnerships and other investments	(21.4)	0.1		(21.3)
Change in:
Accrued investment income	(70.1)	—		(70.1)
Deferred income taxes, net	—	—		—
Reinsurance recoverable	5.8	8.0		13.8
Policy liabilities and accruals	(193.8)	(55.3)	[1]	(249.1)
Dividend obligations	(33.5)	45.0	[1]	11.5
Pension and post-employment liabilities	(4.4)	—		(4.4)
Impact of operating activities of consolidated investment entities, net	(2.0)	—		(2.0)
Other operating activities, net [2]	35.2	1.0		36.2
Cash provided by (used for) operating activities	(260.4)	—		(260.4)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(992.7)	16.1	[3]	(976.6)
Available-for-sale equity securities	(2.4)	(16.1)	[3]	(18.5)
Short-term investments	(849.4)	—		(849.4)
Derivative instruments	(59.8)	—		(59.8)
Fair value and other investments [4]	(20.0)	—		(20.0)
Sales, repayments and maturities of:
Available-for-sale debt securities	912.6	(0.1)	[3]	912.5
Available-for-sale equity securities	2.7	0.1	[3]	2.8
Short-term investments	949.6	—		949.6
Derivative instruments	22.4	—		22.4
Fair value and other investments [4]	11.7	—		11.7
Contributions to limited partnerships and limited liability corporations	(27.7)	—		(27.7)
Distributions from limited partnerships and limited liability corporations	58.8	—		58.8
Policy loans, net	57.3	—		57.3
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(4.2)	—		(4.2)
Cash provided by (used for) investing activities	58.9	—		58.9

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended June 30, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	708.9	—	708.9
Policyholder withdrawals	(578.1)	—	(578.1)
Net transfers (to) from separate accounts	193.0	—	193.0
Impact of financing activities of consolidated investment entities, net	1.1	—	1.1
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	324.9	—	324.9
Change in cash and cash equivalents	123.4	—	123.4
Change in cash included in discontinued operations assets	(0.5)	—	(0.5)
Cash and cash equivalents, beginning of period	246.4	—	246.4
Cash and cash equivalents, end of period	$369.3	$—	$369.3

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(8.7)	$—	$(8.7)
Interest expense on indebtedness paid	$(13.9)	$—	$(13.9)

Non-Cash Transactions During the Year
Investment exchanges	$74.4	$—	$74.4
———————

[1]
Includes an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

[3]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

[4]	Includes other investments which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended June 30, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	(0.1)	—	(0.1)
Balance, end of period	$2,633.0	$—	$2,633.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$5.5	$(243.8)
Other comprehensive income (loss)	(25.0)	(2.3)	(27.3)
Balance, end of period	$(274.3)	$3.2	$(271.1)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,697.2)	$(4.6)	$(1,701.8)
Net income (loss)	(101.5)	1.8	(99.7)
Balance, end of period	$(1,798.7)	$(2.8)	$(1,801.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$0.9	$504.7
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(126.6)	(0.5)	(127.1)
Balance, end of period	$377.2	$0.4	$377.6

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$—	$6.7
Change in noncontrolling interests	0.8	—	0.8
Balance, end of period	$7.5	$—	$7.5

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$0.9	$511.4
Change in stockholders’ equity	(125.8)	(0.5)	(126.3)
Balance, end of period	$384.7	$0.4	$385.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Balance Sheet As of September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
ASSETS:
Available-for-sale debt securities, at fair value	$11,713.2	$—	$(63.4)	[1]	$11,649.8
Available-for-sale equity securities, at fair value	45.2	—	62.5	[1]	107.7
Short-term investments	454.8	—	—		454.8
Limited partnerships and other investments	573.0	—	—		573.0
Policy loans, at unpaid principal balances	2,329.9	—	—		2,329.9
Derivative instruments	197.2	—	(17.2)		180.0
Fair value investments	223.7	—	—		223.7
Total investments	15,537.0	—	(18.1)		15,518.9
Cash and cash equivalents	492.8	—	—		492.8
Accrued investment income	206.1	—	—		206.1
Reinsurance recoverable	589.6	—	0.3		589.9
Deferred policy acquisition costs	900.4	—	4.8		905.2
Deferred income taxes, net	66.0	—	0.1		66.1
Other assets [2]	345.0	—	23.6		368.6
Discontinued operations assets	45.5	—	4.8		50.3
Separate account assets	3,350.9	—	—		3,350.9
Total assets	$21,533.3	$—	$15.5		$21,548.8

LIABILITIES:
Policy liabilities and accruals	$12,559.3	$—	$(8.2)		$12,551.1
Policyholder deposit funds	3,328.6	—	10.4		3,339.0
Dividend obligations	746.5	—	(1.7)		744.8
Indebtedness	378.8	—	—		378.8
Pension and postretirement liabilities	407.2	—	—		407.2
Other liabilities	342.9	—	5.2		348.1
Discontinued operations liabilities	39.6	—	4.7		44.3
Separate account liabilities	3,350.9	—	—		3,350.9
Total liabilities	21,153.8	—	10.4		21,164.2

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.7 million shares outstanding	0.1	—	—		0.1
Additional paid-in capital	2,633.1	—	—		2,633.1
Accumulated other comprehensive income (loss)	(258.9)	—	3.5		(255.4)
Retained earnings (accumulated deficit)	(1,820.5)	—	1.6		(1,818.9)
Treasury stock, at cost: 0.7 million shares	(182.9)	—	—		(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	370.9	—	5.1		376.0
Noncontrolling interests	8.6	—	—		8.6
Total stockholders’ equity	379.5	—	5.1		384.6
Total liabilities and stockholders’ equity	$21,533.3	$—	$15.5		$21,548.8
———————

[1]	Included within Other Adjustments is a reclassification of $62.5 million to reflect perpetual preferred stock securities as available-for-sale equity securities.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$84.5	$—	$—	$84.5
Fee income	140.4	—	—	140.4
Net investment income	199.3	—	—	199.3
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.7)	—	0.2	(1.5)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.4)	—	—	(0.4)
Net OTTI losses recognized in earnings	(2.1)	—	0.2	(1.9)
Net realized investment gains (losses), excluding OTTI losses	10.1	—	(2.6)	7.5
Net realized investment gains (losses)	8.0	—	(2.4)	5.6
Total revenues	432.2	—	(2.4)	429.8

BENEFITS AND EXPENSES:
Policy benefits	261.1	—	(1.5)	259.6
Policyholder dividends	66.2	—	0.1	66.3
Policy acquisition cost amortization	33.1	—	(4.5)	28.6
Interest expense on indebtedness	7.1	—	—	7.1
Other operating expenses	77.7	—	(0.4)	77.3
Total benefits and expenses	445.2	—	(6.3)	438.9
Income (loss) from continuing operations before income taxes	(13.0)	—	3.9	(9.1)
Income tax expense (benefit)	9.2	—	(0.5)	8.7
Income (loss) from continuing operations	(22.2)	—	4.4	(17.8)
Income (loss) from discontinued operations, net of income taxes	0.3	—	—	0.3
Net income (loss)	(21.9)	—	4.4	(17.5)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(21.8)	$—	$4.4	$(17.4)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(21.8)	$—	$4.4	$(17.4)
Net income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss)	(21.9)	—	4.4	(17.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [1]	12.6	—	0.3	12.9
Net pension liability adjustment	2.6	—	—	2.6
Other comprehensive income (loss) before income taxes	15.2	—	0.3	15.5
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [1]	(0.2)	—	—	(0.2)
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(0.2)	—	—	(0.2)
Other comprehensive income (loss), net of income taxes	15.4	—	0.3	15.7
Comprehensive income (loss)	(6.5)	—	4.7	(1.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	—	—	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(6.4)	$—	$4.7	$(1.7)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(3.87)	$—	$0.77	$(3.08)
Income (loss) from continuing operations – diluted	$(3.87)	$—	$0.77	$(3.08)
Income (loss) from discontinued operations – basic	$0.05	$—	$—	$0.05
Income (loss) from discontinued operations – diluted	$0.05	$—	$—	$0.05
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(3.80)	$—	$0.77	$(3.03)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(3.80)	$—	$0.77	$(3.03)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742
———————

[1]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the nine months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments		As revised
REVENUES:
Premiums	$254.6	$—	$—		$254.6
Fee income	409.3	—	—		409.3
Net investment income	584.4	—	(0.8)		583.6
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(2.6)	—	0.2		(2.4)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(4.6)	—	—		(4.6)
Net OTTI losses recognized in earnings	(7.2)	—	0.2		(7.0)
Net realized investment gains (losses), excluding OTTI losses	6.5	—	(3.2)		3.3
Net realized investment gains (losses)	(0.7)	—	(3.0)		(3.7)
Total revenues	1,247.6	—	(3.8)		1,243.8

BENEFITS AND EXPENSES:
Policy benefits	852.7	—	(50.3)	[1]	802.4
Policyholder dividends	121.9	—	45.1	[1]	167.0
Policy acquisition cost amortization	110.6	—	(5.3)		105.3
Interest expense on indebtedness	21.9	—	(0.6)		21.3
Other operating expenses	250.3	—	1.5		251.8
Total benefits and expenses	1,357.4	—	(9.6)		1,347.8
Income (loss) from continuing operations before income taxes	(109.8)	—	5.8		(104.0)
Income tax expense (benefit)	12.1	—	(0.4)		11.7
Income (loss) from continuing operations	(121.9)	—	6.2		(115.7)
Income (loss) from discontinued operations, net of income taxes	(1.7)	—	—		(1.7)
Net income (loss)	(123.6)	—	6.2		(117.4)
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	—	—		(0.3)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(123.3)	$—	$6.2		$(117.1)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the nine months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(123.3)	$—	$6.2	$(117.1)
Net income (loss) attributable to noncontrolling interests	(0.3)	—	—	(0.3)
Net income (loss)	(123.6)	—	6.2	(117.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets [2]	(35.3)	—	(0.7)	(36.0)
Net pension liability adjustment	9.0	—	(1.2)	7.8
Other comprehensive income (loss) before income taxes	(26.3)	—	(1.9)	(28.2)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [2]	(16.7)	—	0.1	(16.6)
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(16.7)	—	0.1	(16.6)
Other comprehensive income (loss), net of income taxes	(9.6)	—	(2.0)	(11.6)
Comprehensive income (loss)	(133.2)	—	4.2	(129.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	—	—	(0.3)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(132.9)	$—	$4.2	$(128.7)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(21.23)	$—	$1.08	$(20.09)
Income (loss) from continuing operations – diluted	$(21.23)	$—	$1.08	$(20.09)
Income (loss) from discontinued operations – basic	$(0.30)	$—	$—	$(0.30)
Income (loss) from discontinued operations – diluted	$(0.30)	$—	$—	$(0.30)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(21.47)	$—	$1.08	$(20.39)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(21.47)	$—	$1.08	$(20.39)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742
———————

[1]
Included within Other Adjustments is an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]
Amounts were previously presented separately as net unrealized gains (losses) on investments where credit-related impairments were recognized, and net unrealized gains (losses) on all other investments in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended September 30, 2013
	As reported	Correction of errors		As revised
OPERATING ACTIVITIES:
Net income (loss)	$(123.3)	$6.2		$(117.1)
Net realized investment gains / losses	(3.8)	3.0		(0.8)
Policy acquisition costs deferred	(42.8)	(0.7)		(43.5)
Policy acquisition cost amortization	110.6	(5.3)		105.3
Amortization and depreciation	6.3	—		6.3
Interest credited	99.8	—		99.8
Equity in earnings of limited partnerships and other investments	(35.4)	0.1		(35.3)
Change in:
Accrued investment income	(102.8)	—		(102.8)
Deferred income taxes, net	—	—		—
Reinsurance recoverable	(6.7)	7.4		0.7
Policy liabilities and accruals	(299.3)	(56.2)	[1]	(355.5)
Dividend obligations	(9.4)	45.1	[1]	35.7
Pension and post-employment liabilities	(13.1)	—		(13.1)
Impact of operating activities of consolidated investment entities, net	(3.6)	—		(3.6)
Other operating activities, net [2]	45.8	0.4		46.2
Cash provided by (used for) operating activities	(377.7)	—		(377.7)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,673.6)	20.4	[3]	(1,653.2)
Available-for-sale equity securities	(4.5)	(20.4)	[3]	(24.9)
Short-term investments	(1,089.1)	—		(1,089.1)
Derivative instruments	(72.4)	—		(72.4)
Fair value and other investments [4]	(26.7)	—		(26.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,524.1	(4.5)	[3]	1,519.6
Available-for-sale equity securities	3.8	4.5	[3]	8.3
Short-term investments	1,334.5	—		1,334.5
Derivative instruments	34.0	—		34.0
Fair value and other investments [4]	18.2	—		18.2
Contributions to limited partnerships and limited liability corporations	(51.8)	—		(51.8)
Distributions from limited partnerships and limited liability corporations	78.9	—		78.9
Policy loans, net	86.8	—		86.8
Impact of investing activities of consolidated investment entities, net	—	—		—
Other investing activities, net	(6.9)	—		(6.9)
Cash provided by (used for) investing activities	155.3	—		155.3

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended September 30, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	1,025.1	—	1,025.1
Policyholder withdrawals	(857.4)	—	(857.4)
Net transfers (to) from separate accounts	299.3	—	299.3
Impact of financing activities of consolidated investment entities, net	2.3	—	2.3
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	469.3	—	469.3
Change in cash and cash equivalents	246.9	—	246.9
Change in cash included in discontinued operations assets	(0.5)	—	(0.5)
Cash and cash equivalents, beginning of period	246.4	—	246.4
Cash and cash equivalents, end of period	$492.8	$—	$492.8

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(8.5)	$—	$(8.5)
Interest expense on indebtedness paid	$(18.6)	$—	$(18.6)

Non-Cash Transactions During the Year
Investment exchanges	$85.7	$—	$85.7
———————

[1]
Includes an error related to reserves for certain survivorship policies in the closed block of $43.3 million that is fully offset by a change in policyholder dividends. This amount was previously identified and was reported as an out-of-period adjustment in the three months ended March 31, 2013.

[2]	Includes receivables which were previously disclosed as a separate line item in the 2013 Form 10-K.

[3]	Includes a reclassification to reflect perpetual preferred stock securities as available-for-sale equity securities from available-for-sale debt securities.

[4]	Includes other investments which were previously disclosed as a separate line item in the 2013 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended September 30, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	—
Balance, end of period	$2,633.1	$—	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(249.3)	$5.5	$(243.8)
Other comprehensive income (loss)	(9.6)	(2.0)	(11.6)
Balance, end of period	$(258.9)	$3.5	$(255.4)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,697.2)	$(4.6)	$(1,701.8)
Net income (loss)	(123.3)	6.2	(117.1)
Balance, end of period	$(1,820.5)	$1.6	$(1,818.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$503.8	$0.9	$504.7
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(132.9)	4.2	(128.7)
Balance, end of period	$370.9	$5.1	$376.0

NONCONTROLLING INTERESTS:
Balance, beginning of period	$6.7	$—	$6.7
Change in noncontrolling interests	1.9	—	1.9
Balance, end of period	$8.6	$—	$8.6

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$510.5	$0.9	$511.4
Change in stockholders’ equity	(131.0)	4.2	(126.8)
Balance, end of period	$379.5	$5.1	$384.6

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

27.	Subsequent Events

Dividends

On March 19, 2015, Phoenix Life declared a $15.0 million dividend to Phoenix.

Late Filings

On February 6, 2015, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that our inability to file the 2014 Form 10-K on or before the prescribed due date and our expectation that it will be filed within the extension period afforded under Rule 12b-25 of the Securities Exchange Act of 1934, as amended, on or before March 31, 2015.

Restatement

Phoenix filed a Current Report on Form 8-K with the SEC on February 6, 2015 disclosing that Phoenix’s Audit Committee concluded that Phoenix’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and unaudited interim consolidated financial statements for the three months ended December 31, 2013 included in Phoenix’s Annual Report on Form 10-K for the year ended December 31, 2013 and Phoenix’s previously issued unaudited interim consolidated financial statements for the three months ended June 30, 2014 included in Phoenix’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC should no longer be relied upon and should be restated because of certain material errors identified in such financial statements. In addition, as required by applicable accounting standards, Phoenix will adjust the financial statements for all known errors, some of which were already recorded and disclosed in prior SEC reports as out-of-period adjustments.

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

10.46
Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.47
Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008; SEC File Number 001-16517)

10.48
Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.49
Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.50
Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.51
Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.52
Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.53
Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 6, 2009; SEC File Number 001-16517)

10.54
Letter from The Phoenix Companies, Inc. to the Chief Financial Officer dated April 3, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 4, 2014)

10.55
Letter from The Phoenix Companies, Inc. to the Chief Investment Officer dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 18, 2014)

10.56
Modification of Award Conditions to the Chief Financial Officer dated December 12, 2014 (incorporated by reference to Item 5.02(e) of The Phoenix Companies, Inc. Current Report on Form 8-K filed December 18, 2014)

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