Form 10-Q
period 2015-03-31
PHOENIX COMPANIES INC/DE
filed 2015-05-11
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

On May 8, 2015 the registrant had 5.8 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income

	Three Months Ended March 31,
($ in millions, except per share data)	2015	2014
REVENUES:
Premiums	$78.4	$79.6
Fee income	133.8	134.8
Net investment income	209.3	211.5
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7.0)	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(1.4)	(0.2)
Net OTTI losses recognized in earnings	(8.4)	(0.2)
Net realized gains (losses), excluding OTTI losses	(7.7)	(26.7)
Net realized gains (losses)	(16.1)	(26.9)
Total revenues	405.4	399.0

BENEFITS AND EXPENSES:
Policy benefits	292.0	230.3
Policyholder dividends	40.1	72.2
Policy acquisition cost amortization	17.1	24.6
Interest expense on indebtedness	7.1	7.1
Other operating expenses	123.8	97.2
Total benefits and expenses	480.1	431.4
Income (loss) from continuing operations before income taxes	(74.7)	(32.4)
Income tax expense (benefit)	(2.2)	(4.8)
Income (loss) from continuing operations	(72.5)	(27.6)
Income (loss) from discontinued operations, net of income taxes	(0.5)	(0.6)
Net income (loss)	(73.0)	(28.2)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(74.0)	$(28.1)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Income and Comprehensive Income

(Continued from previous page)	Three Months Ended March 31,
($ in millions, except per share data)	2015	2014
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(74.0)	$(28.1)
Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss)	(73.0)	(28.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	3.4	23.7
Net pension liability adjustment	1.4	1.7
Other comprehensive income (loss) before income taxes	4.8	25.4
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	7.0	32.7
Net pension liability adjustment	—	—
Total income tax expense (benefit)	7.0	32.7
Other comprehensive income (loss), net of income taxes	(2.2)	(7.3)
Comprehensive income (loss)	(75.2)	(35.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(76.2)	$(35.4)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(12.78)	$(4.79)
Income (loss) from continuing operations – diluted	$(12.78)	$(4.79)
Income (loss) from discontinued operations – basic	$(0.09)	$(0.10)
Income (loss) from discontinued operations – diluted	$(0.09)	$(0.10)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(12.87)	$(4.89)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(12.87)	$(4.89)
Basic weighted-average common shares outstanding (in thousands)	5,751	5,742
Diluted weighted-average common shares outstanding (in thousands)	5,751	5,742

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Balance Sheets

($ in millions, except share data)	March 31, 2015	December 31, 2014
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $12,140.1 and $11,978.0)	$12,985.3	$12,679.3
Available-for-sale equity securities, at fair value (cost of $154.5 and $156.0)	175.5	179.5
Short-term investments	154.7	149.7
Limited partnerships and other investments	541.7	542.8
Policy loans, at unpaid principal balances	2,363.9	2,352.1
Derivative instruments	140.2	161.3
Fair value investments	250.8	235.4
Total investments	16,612.1	16,300.1
Cash and cash equivalents	347.5	450.0
Accrued investment income	181.2	176.7
Reinsurance recoverable	600.3	559.1
Deferred policy acquisition costs	836.5	848.6
Deferred income taxes, net	28.7	34.2
Other assets	311.9	311.3
Discontinued operations assets	45.6	45.2
Separate account assets	2,969.4	3,020.7
Total assets	$21,933.2	$21,745.9

LIABILITIES:
Policy liabilities and accruals	$12,496.8	$12,417.6
Policyholder deposit funds	4,084.6	3,955.0
Dividend obligations	977.2	916.8
Indebtedness	378.9	378.9
Pension and post-employment liabilities	376.9	380.0
Other liabilities	336.2	289.8
Discontinued operations liabilities	40.6	40.5
Separate account liabilities	2,969.4	3,020.7
Total liabilities	21,660.6	21,399.3

CONTINGENCIES AND COMMITMENTS (Notes 20 & 21)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.8 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.8	2,632.8
Accumulated other comprehensive income (loss)	(236.6)	(234.4)
Retained earnings (accumulated deficit)	(1,963.0)	(1,889.0)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	250.4	326.6
Noncontrolling interests	22.2	20.0
Total stockholders’ equity	272.6	346.6
Total liabilities and stockholders’ equity	$21,933.2	$21,745.9

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

	Three Months Ended March 31,
($ in millions)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(74.0)	$(28.1)
Net realized gains / losses	13.6	26.9
Policy acquisition costs deferred	(21.8)	(14.6)
Policy acquisition cost amortization	17.1	24.6
Amortization and depreciation	1.4	1.5
Interest credited	38.2	35.6
Equity in earnings of limited partnerships and other investments	(13.0)	(20.1)
Change in:
Accrued investment income	(49.8)	(44.0)
Deferred income taxes, net	(1.5)	(8.3)
Reinsurance recoverable	(41.3)	(12.9)
Policy liabilities and accruals	(77.3)	(142.6)
Dividend obligations	(2.4)	30.2
Pension and post-employment liabilities	(1.7)	(4.9)
Impact of operating activities of consolidated investment entities, net	(10.8)	(6.7)
Other operating activities, net	47.2	23.1
Cash provided by (used for) operating activities	(176.1)	(140.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(530.6)	(338.4)
Available-for-sale equity securities	(7.1)	(1.8)
Short-term investments	(274.5)	(649.3)
Derivative instruments	(17.5)	(17.8)
Fair value and other investments	(0.6)	(0.3)
Sales, repayments and maturities of:
Available-for-sale debt securities	393.1	338.7
Available-for-sale equity securities	4.7	3.1
Short-term investments	269.5	489.8
Derivative instruments	19.8	42.1
Fair value and other investments	1.9	2.8
Contributions to limited partnerships and limited liability corporations	(19.5)	(18.2)
Distributions from limited partnerships and limited liability corporations	33.4	30.3
Policy loans, net	24.4	32.0
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	2.8	(2.0)
Cash provided by (used for) investing activities	(100.2)	(89.0)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

(Continued from previous page)	Three Months Ended March 31,
($ in millions)	2015	2014
FINANCING ACTIVITIES:
Policyholder deposits	373.2	361.3
Policyholder withdrawals	(295.6)	(321.5)
Net transfers (to) from separate accounts	94.6	118.2
Impact of financing activities of consolidated investment entities, net	1.2	0.1
Other financing activities, net	—	—
Cash provided by (used for) financing activities	173.4	158.1
Change in cash and cash equivalents	(102.9)	(71.2)
Change in cash included in discontinued operations assets	0.4	(0.7)
Cash and cash equivalents, beginning of period	450.0	496.4
Cash and cash equivalents, end of period	$347.5	$424.5

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(6.6)	$—
Interest expense on indebtedness paid	$(4.7)	$(4.7)

Non-Cash Transactions During the Period
Investment exchanges	$20.0	$13.0

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
($ in millions)	2015	2014
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,632.8	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	—
Balance, end of period	$2,632.8	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(234.4)	$(185.0)
Other comprehensive income (loss)	(2.2)	(7.3)
Balance, end of period	$(236.6)	$(192.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,889.0)	$(1,675.8)
Net income (loss)	(74.0)	(28.1)
Balance, end of period	$(1,963.0)	$(1,703.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$326.6	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(76.2)	(35.4)
Balance, end of period	$250.4	$554.1

NONCONTROLLING INTERESTS:
Balance, beginning of period	$20.0	$11.8
Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Change in equity of noncontrolling interests	1.2	0.1
Balance, end of period	$22.2	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$346.6	$601.3
Change in stockholders’ equity	(74.0)	(35.4)
Balance, end of period	$272.6	$565.9

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements Three Months Ended March 31, 2015 and 2014

1.    Organization and Description of Business

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”), collectively with Phoenix Life and Phoenix Life and Annuity Company and American Phoenix Life and Reassurance (our “Life Companies”). We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

2.    Revision of Previously Reported Financial Statements

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015 (the “2014 Form 10-K”), the Company restated its financial statements for the year ended December 31, 2013, the three-months ended December 31, 2013, and the three-months ended June 30, 2014 and revised its financial statements for all other periods presented. The 2014 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for the year ended December 31, 2013 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2014, and March 31, June 30 and September 30, 2013.

The unaudited financial statements for the three month period ended March 31, 2014 contained in this Form 10-Q are presented on a revised basis, consistent with revised financial statements for the three month period ended March 31, 2014 contained in the 2014 Form 10-K. As discussed in the 2014 Form 10-K, the Company has revised its consolidated financial statements as of and for the comparative three months ended March 31, 2014 to adjust for the impact of errors identified, including the recording of previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

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

The impact of the correction of these errors on the consolidated financial statements for the three months ended March 31, 2014 is presented in the following tables within this Note below.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions, except share data)	Consolidated Statement of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$79.6	$—	$—	$79.6
Fee income	134.8	—	—	134.8
Net investment income	213.5	—	(2.0)	211.5
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	—	(0.2)
Net OTTI losses recognized in earnings	(0.2)	—	—	(0.2)
Net realized gains (losses), excluding OTTI losses	(25.5)	—	(1.2)	(26.7)
Net realized gains (losses)	(25.7)	—	(1.2)	(26.9)
Total revenues	402.2	—	(3.2)	399.0

BENEFITS AND EXPENSES:
Policy benefits	236.0	(0.7)	(5.0)	230.3
Policyholder dividends	73.8	—	(1.6)	72.2
Policy acquisition cost amortization	22.4	—	2.2	24.6
Interest expense on indebtedness	7.1	—	—	7.1
Other operating expenses	97.9	—	(0.7)	97.2
Total benefits and expenses	437.2	(0.7)	(5.1)	431.4
Income (loss) from continuing operations before income taxes	(35.0)	0.7	1.9	(32.4)
Income tax expense (benefit)	(3.6)	—	(1.2)	(4.8)
Income (loss) from continuing operations	(31.4)	0.7	3.1	(27.6)
Income (loss) from discontinued operations, net of income taxes	(0.9)	—	0.3	(0.6)
Net income (loss)	(32.3)	0.7	3.4	(28.2)
Less: Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$0.7	$4.5	$(28.1)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(33.3)	$0.7	$4.5	$(28.1)
Net income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Net income (loss)	(32.3)	0.7	3.4	(28.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	16.9	0.8	6.0	23.7
Net pension liability adjustment	1.6	—	0.1	1.7
Other comprehensive income (loss) before income taxes	18.5	0.8	6.1	25.4
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	28.7	—	4.0	32.7
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	28.7	—	4.0	32.7
Other comprehensive income (loss), net of income taxes	(10.2)	0.8	2.1	(7.3)
Comprehensive income (loss)	(42.5)	1.5	5.5	(35.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	—	(1.1)	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(43.5)	$1.5	$6.6	$(35.4)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(5.47)	$0.12	$0.73	$(4.79)
Income (loss) from continuing operations – diluted	$(5.47)	$0.12	$0.73	$(4.79)
Income (loss) from discontinued operations – basic	$(0.16)	$—	$0.05	$(0.10)
Income (loss) from discontinued operations – diluted	$(0.16)	$—	$0.05	$(0.10)
Net income (loss) attributable to The Phoenix Companies, Inc.– basic	$(5.80)	$0.12	$0.78	$(4.89)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(5.80)	$0.12	$0.78	$(4.89)
Basic weighted-average common shares outstanding (in thousands)	5,742			5,742
Diluted weighted-average common shares outstanding (in thousands)	5,742			5,742

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions)	Consolidated Statement of Cash Flows For the period ended March 31, 2014
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(33.3)	$5.2	$(28.1)
Net realized gains / losses	25.7	1.2	26.9
Policy acquisition costs deferred	(14.4)	(0.2)	(14.6)
Policy acquisition cost amortization	22.4	2.2	24.6
Amortization and depreciation	1.5	—	1.5
Interest credited	35.6	—	35.6
Equity in earnings of limited partnerships and other investments	(23.8)	3.7	(20.1)
Change in:
Accrued investment income	(43.3)	(0.7)	(44.0)
Deferred income taxes, net	(6.1)	(2.2)	(8.3)
Reinsurance recoverable	(12.2)	(0.7)	(12.9)
Policy liabilities and accruals	(137.6)	(5.0)	(142.6)
Dividend obligations	31.8	(1.6)	30.2
Pension and post-employment liabilities	(4.9)	—	(4.9)
Impact of operating activities of consolidated investment entities, net	(5.6)	(1.1)	(6.7)
Other operating activities, net	23.9	(0.8)	23.1
Cash provided by (used for) operating activities	(140.3)	—	(140.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(338.5)	0.1	(338.4)
Available-for-sale equity securities	(1.7)	(0.1)	(1.8)
Short-term investments	(649.3)	—	(649.3)
Derivative instruments	(17.8)	—	(17.8)
Fair value and other investments	(0.3)	—	(0.3)
Sales, repayments and maturities of:
Available-for-sale debt securities	338.8	(0.1)	338.7
Available-for-sale equity securities	3.0	0.1	3.1
Short-term investments	489.8	—	489.8
Derivative instruments	42.1	—	42.1
Fair value and other investments	2.8	—	2.8
Contributions to limited partnerships and limited liability corporations	(18.2)	—	(18.2)
Distributions from limited partnerships and limited liability corporations	30.3	—	30.3
Policy loans, net	32.0	—	32.0
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	(2.0)	—	(2.0)
Cash provided by (used for) investing activities	(89.0)	—	(89.0)

(Continued on next page)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

(Continued from previous page) ($ in millions, except share data)	Consolidated Statement of Cash Flows For the period ended March 31, 2014
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	361.3	—	361.3
Policyholder withdrawals	(321.5)	—	(321.5)
Net transfers (to) from separate accounts	118.2	—	118.2
Impact of financing activities of consolidated investment entities, net	0.1	—	0.1
Other financing activities, net	—	—	—
Cash provided by (used for) financing activities	158.1	—	158.1
Change in cash and cash equivalents	(71.2)	—	(71.2)
Change in cash included in discontinued operations assets	(0.7)	—	(0.7)
Cash and cash equivalents, beginning of period	496.4	—	496.4
Cash and cash equivalents, end of period	$424.5	$—	$424.5

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$—	$—	$—
Interest expense on indebtedness paid	$(4.7)	$—	$(4.7)

Non-Cash Transactions During the Period
Investment exchanges	$13.0	$—	$13.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions)	Consolidated Statement of Changes in Stockholders' Equity For the period ended March 31, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$0.1	$—	$0.1
Balance, end of period	$0.1	$—	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,633.1	$—	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	—	—
Balance, end of period	$2,633.1	$—	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(185.2)	$0.2	$(185.0)
Other comprehensive income (loss)	(10.2)	2.9	(7.3)
Balance, end of period	$(195.4)	$3.1	$(192.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,692.1)	$16.3	$(1,675.8)
Net income (loss)	(33.3)	5.2	(28.1)
Balance, end of period	$(1,725.4)	$21.5	$(1,703.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$—	$(182.9)
Balance, end of period	$(182.9)	$—	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$573.0	$16.5	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(43.5)	8.1	(35.4)
Balance, end of period	$529.5	$24.6	$554.1

NONCONTROLLING INTERESTS:
Balance, beginning of period	$10.7	$1.1	$11.8
Net income (loss) attributable to noncontrolling interests [1]	1.0	(1.1)	(0.1)
Change in equity of noncontrolling interests [1]	0.1	—	0.1
Balance, end of period	$11.8	$—	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$583.7	$17.6	$601.3
Change in stockholders’ equity	(42.4)	7.0	(35.4)
Balance, end of period	$541.3	$24.6	$565.9
———————

[1]	Reported net as change in noncontrolling interests in Note 26 to our consolidated financial statements in the 2014 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2015 are not necessarily indicative of full year results. For the three months ended March 31, 2015, there were no out-of-period adjustments. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of March 31, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $83.1 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (the “NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the three months ended March 31, 2015, Phoenix Life declared $15.0 million in dividends.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
We pay interest on senior unsecured bonds. Interest paid on senior unsecured bonds for the three months ended March 31, 2015 and 2014 was $5.0 million and $5.0 million, respectively. As of March 31, 2015, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032. See Note 9 to these consolidated interim unaudited financial statements for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement. The subsidiaries compute their provision for federal income taxes as if they were each filing a separate federal income tax return. There are quarterly settlements among the companies representing each of the subsidiaries’ estimated separate company tax liability for the current tax year and any amount that such subsidiary overpaid to the holding company for a taxable year. As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, in October 2014 the Company funded the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company.

•
The holding company pays operating expenses associated with its operation. It has also paid the majority of the expenses associated with the restatements of our prior period financial statements. Holding company operating expenses for the three months ended March 31, 2015 and 2014 were $10.1 million and $40.3 million, respectively. There are expense sharing arrangements in place among the holding company and its operating subsidiaries. However, given unique circumstances regarding the restatement, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company.

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum risk based capital of 225% at PHL Variable. As of March 31, 2015, PHL Variable had an estimated risk-based capital ratio of 122%, compared with 218% at December 31, 2014, reflecting its portion of litigation accruals recorded in the first quarter, unfavorable mortality and a lower admitted deferred tax asset resulting from the surplus decline. The Company is pursuing a number of capital management actions, including a reinsurance treaty between its operating subsidiaries to optimize its statutory capital deployment. The Company is working to close the transaction in the second quarter. There can be no assurance that the regulators who must approve this transaction will either approve or approve with conditions acceptable to the Company. If the reinsurance treaty is not effected, which management does not anticipate, the Company may consider other options which could include capital contributions from Phoenix Life, the holding company, or third parties, or other actions.

The Phoenix Companies, Inc. made $15.0 million and $45.0 million of capital contributions for the benefit of PHL Variable in 2014 and 2013, respectively, and may need to again in the future. The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations in the holding company through 2015 and beyond.

Adoption of new accounting standards

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance that changes the criteria for reporting discontinued operations and introduces new financial statement disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. This new guidance did not have any impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Accounting standards not yet adopted

For information regarding additional accounting standards that the Company has not yet adopted, see the “Accounting Standards Not Yet Adopted” section of Note 3 of Notes to the Consolidated Financial Statements in the Company’s 2014 Form 10-K. There have been no changes other than as noted below.

Interest - Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, a company would present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The recognition and measurement of debt issuance costs is not affected by the new guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively to all periods presented. Early adoption is allowed for all entities for financial statements that have not been previously issued. This guidance will not have any effect on the Company’s consolidated financial position or results of operations.

Significant accounting policies

Our significant accounting policies are presented in the notes to our consolidated financial statements for the year ended December 31, 2014 contained in the 2014 Form 10-K except for the following update to our expected future interest rate assumption as noted more fully below.

Deferred Policy Acquisition Costs

In the current quarter, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net expense of approximately $0.2 million for the quarter ended March 31, 2015.

The following table summarizes the current interest rate assumption as updated in the current period unlock:

Significant Assumption	Product	Explanation and Derivation

Interest rates and default rates	Fixed and Indexed Annuities Universal Life Participating Life
Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates from current market rates. Reinvestment rates are assumed to revert to long-term rates and long-term default rates over the mean reversion period. Contractually permitted future changes in credited rates are assumed to help support investment margins.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $600.3 million and $559.1 million as of March 31, 2015 and December 31, 2014, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended March 31,
($ in millions)	2015	2014

Direct premiums	$111.0	$115.8
Premiums assumed	1.8	1.8
Premiums ceded [1]	(34.4)	(38.0)
Premiums	$78.4	$79.6
Percentage of amount assumed to net premiums	2.3%	2.3%

Direct policy benefits incurred	$327.3	$178.5
Policy benefits assumed	1.6	12.6
Policy benefits ceded	(88.5)	(68.7)
Premiums paid [2]	22.6	22.3
Policy benefits [3]	$263.0	$144.7
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $29.0 million and $85.6 million, net of reinsurance, for the three months ended March 31, 2015 and 2014, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2015, five major reinsurance companies account for approximately 65% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at March 31, 2015 and December 31, 2014, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

5. Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities as of: ($ in millions)	March 31, 2015	December 31, 2014	Inception

Available-for-sale debt securities	$5,886.1	$5,877.0	$4,773.1
Available-for-sale equity securities	89.0	91.7	—
Short-term investments	9.9	—	—
Limited partnerships and other investments	347.1	343.4	399.0
Policy loans	1,149.7	1,159.1	1,380.0
Fair value investments	65.3	59.8	—
Total closed block investments	7,547.1	7,531.0	6,552.1
Cash and cash equivalents	99.0	89.6	—
Accrued investment income	80.7	80.7	106.8
Reinsurance recoverable	36.6	19.1	—
Deferred income taxes, net	289.0	290.3	389.4
Other closed block assets	65.4	67.4	41.4
Total closed block assets	8,117.8	8,078.1	7,089.7
Policy liabilities and accruals	8,018.0	8,058.2	8,301.7
Policyholder dividends payable	201.0	201.9	325.1
Policy dividend obligation	776.0	714.8	—
Other closed block liabilities	60.6	48.0	12.3
Total closed block liabilities	9,055.6	9,022.9	8,639.1
Excess of closed block liabilities over closed block assets [1]	937.8	944.8	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(12.8)	(11.8)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$950.6	$956.6
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	Three Months Ended March 31,
($ in millions)	2015	2014
Closed block revenues
Premiums	$70.2	$72.8
Net investment income	100.2	107.3
Net realized gains (losses)	(4.6)	5.3
Total revenues	165.8	185.4
Policy benefits	115.5	103.8
Other operating expenses	0.1	0.2
Total benefits and expenses	115.6	104.0
Closed block contribution to income before dividends and income taxes	50.2	81.4
Policyholder dividends	(40.1)	(72.2)
Closed block contribution to income before income taxes	10.1	9.2
Applicable income tax expense	3.5	3.2
Closed block contribution to income	6.6	6.0
Less: Closed block contribution to income attributable to noncontrolling interests	0.5	(0.1)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.1	$6.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

5. Demutualization and Closed Block (continued)

Closed Block Policyholder Dividend Obligation as of: ($ in millions)	March 31, 2015	December 31, 2014
Policyholder dividend obligation
Policyholder dividends provided through earnings	$40.1	$244.6
Policyholder dividends provided through OCI	62.7	138.8
Additions to (reductions of) policyholder dividend liabilities	102.8	383.4
Policyholder dividends paid	(42.5)	(172.2)
Increase (decrease) in policyholder dividend liabilities	60.3	211.2
Policyholder dividend liabilities, beginning of period	916.7	705.5
Policyholder dividend liabilities, end of period	977.0	916.7
Policyholder dividends payable, end of period	(201.0)	(201.9)
Policyholder dividend obligation, end of period	$776.0	$714.8

The policyholder dividend obligation includes approximately $276.7 million and $277.9 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of March 31, 2015 and December 31, 2014, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of March 31, 2015 and December 31, 2014, the policyholder dividend obligation also includes $499.3 million and $436.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

6.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended March 31, 2015 and 2014 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$848.6	$947.8
Policy acquisition costs deferred	21.8	14.6
Costs amortized to expenses:
Recurring costs	(15.1)	(35.7)
Assumption unlocking	(6.6)	—
Realized investment gains (losses)	4.6	11.1
Offsets to net unrealized investment gains or losses included in AOCI	(16.8)	(30.9)
Balance, end of period	$836.5	$906.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended March 31, 2015 and 2014 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$79.4	$77.4
Sales inducements deferred	5.3	2.1
Amortization charged to income	(1.9)	(0.2)
Offsets to net unrealized investment gains or losses included in AOCI	(3.6)	(3.2)
Balance, end of period	$79.2	$76.1

8.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at March 31, 2015 and December 31, 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	March 31, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$384.8	$61.9	$—	$446.7	$—
State and political subdivision	531.5	51.5	(2.5)	580.5	(1.1)
Foreign government	218.6	29.9	(0.5)	248.0	—
Corporate	8,148.7	626.1	(62.7)	8,712.1	(7.0)
Commercial mortgage-backed (“CMBS”)	597.1	53.8	—	650.9	(1.2)
Residential mortgage-backed (“RMBS”)	1,794.0	86.6	(9.7)	1,870.9	(25.4)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	204.1	3.6	(2.2)	205.5	(13.1)
Other asset-backed (“ABS”)	261.3	13.9	(4.5)	270.7	(1.8)
Available-for-sale debt securities	$12,140.1	$927.3	$(82.1)	$12,985.3	$(49.6)
Amounts applicable to the closed block	$5,396.7	$515.1	$(25.7)	$5,886.1	$(14.2)
Available-for-sale equity securities	$154.5	$22.1	$(1.1)	$175.5	$—
Amounts applicable to the closed block	$79.1	$10.7	$(0.8)	$89.0	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$388.3	$55.2	$(0.1)	$443.4	$—
State and political subdivision	518.3	42.1	(2.5)	557.9	(1.1)
Foreign government	205.8	26.5	(1.4)	230.9	—
Corporate	7,942.7	530.0	(74.6)	8,398.1	(8.3)
CMBS	602.9	48.4	(0.1)	651.2	(1.2)
RMBS	1,862.5	81.6	(11.9)	1,932.2	(25.5)
CDO/CLO	197.5	2.7	(3.3)	196.9	(13.9)
Other ABS	260.0	13.4	(4.7)	268.7	(1.8)
Available-for-sale debt securities	$11,978.0	$799.9	$(98.6)	$12,679.3	$(51.8)
Amounts applicable to the closed block	$5,451.3	$458.1	$(32.4)	$5,877.0	$(14.7)
Available-for-sale equity securities	$156.0	$25.1	$(1.6)	$179.5	$—
Amounts applicable to the closed block	$80.5	$12.3	$(1.1)	$91.7	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	March 31, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$310.2	$313.8
Due after one year through five years	2,007.0	2,139.8
Due after five years through ten years	3,513.3	3,711.8
Due after ten years	3,453.1	3,821.9
CMBS/RMBS/ABS/CDO/CLO [1]	2,856.5	2,998.0
Total	$12,140.1	$12,985.3
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Three Months Ended March 31,
	2015	2014
Debt securities, available-for-sale
Proceeds from sales	$155.6	$48.4
Proceeds from maturities/repayments	243.9	289.3
Gross investment gains from sales, prepayments and maturities	8.5	11.5
Gross investment losses from sales and maturities	(0.9)	(3.8)

Equity securities, available-for-sale
Proceeds from sales	$1.7	$4.2
Gross investment gains from sales	—	1.9
Gross investment losses from sales	—	—

Aging of Temporarily Impaired Securities:	March 31, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$1.7	$—	$1.7	$—
State and political subdivision	11.3	(0.6)	28.0	(1.9)	39.3	(2.5)
Foreign government	11.5	(0.5)	—	—	11.5	(0.5)
Corporate	443.3	(21.0)	439.4	(41.7)	882.7	(62.7)
CMBS	3.5	—	—	—	3.5	—
RMBS	28.5	(0.1)	205.6	(9.6)	234.1	(9.7)
CDO/CLO	27.2	(0.2)	86.7	(2.0)	113.9	(2.2)
Other ABS	3.2	—	15.3	(4.5)	18.5	(4.5)
Debt securities	528.5	(22.4)	776.7	(59.7)	1,305.2	(82.1)
Equity securities	7.7	(0.9)	15.9	(0.2)	23.6	(1.1)
Total temporarily impaired securities	$536.2	$(23.3)	$792.6	$(59.9)	$1,328.8	$(83.2)
Amounts inside the closed block	$182.2	$(11.0)	$298.2	$(15.5)	$480.4	$(26.5)
Amounts outside the closed block	$354.0	$(12.3)	$494.4	$(44.4)	$848.4	$(56.7)
Amounts outside the closed block that are below investment grade	$84.2	$(5.0)	$60.7	$(7.7)	$144.9	$(12.7)
Number of securities		118		156		274

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$2.7	$(0.1)	$2.7	$(0.1)
State and political subdivision	11.6	(0.6)	31.1	(1.9)	42.7	(2.5)
Foreign government	15.7	(1.4)	—	—	15.7	(1.4)
Corporate	643.0	(23.5)	654.3	(51.1)	1,297.3	(74.6)
CMBS	12.6	—	10.9	(0.1)	23.5	(0.1)
RMBS	8.4	(0.2)	226.7	(11.7)	235.1	(11.9)
CDO/CLO	57.9	(0.5)	96.3	(2.8)	154.2	(3.3)
Other ABS	13.8	(0.1)	16.0	(4.6)	29.8	(4.7)
Debt securities	763.0	(26.3)	1,038.0	(72.3)	1,801.0	(98.6)
Equity securities	5.6	(0.7)	15.2	(0.9)	20.8	(1.6)
Total temporarily impaired securities	$768.6	$(27.0)	$1,053.2	$(73.2)	$1,821.8	$(100.2)
Amounts inside the closed block	$266.8	$(11.7)	$387.8	$(21.8)	$654.6	$(33.5)
Amounts outside the closed block	$501.8	$(15.3)	$665.4	$(51.4)	$1,167.2	$(66.7)
Amounts outside the closed block that are below investment grade	$84.2	$(4.1)	$50.4	$(6.6)	$134.6	$(10.7)
Number of securities		158		211		369

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $3.4 million and $0.3 million, respectively, at March 31, 2015, of which $2.1 million and $0, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

As of March 31, 2015, available-for-sale securities in an unrealized loss position for over 12 months consisted of 147 debt securities and 9 equity securities. These debt securities primarily relate to corporate securities, RMBS and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities for the three months ended March 31, 2015 and 2014 of $8.4 million and $0.2 million, respectively. The 2015 debt impairments of $1.5 million were driven primarily by deterioration in issuer credit and liquidity metrics and business outlook and the equity impairment of $6.9 million was driven by exposure to an equity investment with exposure to the oil and gas industry.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.2	8.3
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(49.2)	$(63.1)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of income and comprehensive income.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments: ($ in millions)	March 31, 2015	December 31, 2014
Limited partnerships
Private equity funds	$249.7	$241.1
Mezzanine funds	165.1	162.4
Infrastructure funds	38.4	38.9
Hedge funds	11.0	10.7
Mortgage and real estate funds	4.2	3.7
Leveraged leases	10.3	11.8
Direct equity investments	38.2	49.6
Life settlements	22.6	22.4
Other alternative assets	2.2	2.2
Limited partnerships and other investments	$541.7	$542.8
Amounts applicable to the closed block	$347.1	$343.4

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

Sources of Net Investment Income:	Three Months Ended March 31,
($ in millions)	2015	2014

Debt securities [1]	$148.8	$143.8
Equity securities	1.9	2.1
Limited partnerships and other investments	13.2	26.5
Policy loans	41.7	41.2
Fair value investments	11.1	2.1
Total investment income	216.7	215.7
Less: Discontinued operations	0.3	0.3
Less: Investment expenses	7.1	3.9
Net investment income	$209.3	$211.5
Amounts applicable to the closed block	$100.2	$107.3
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$0.2
Portion of losses recognized in OCI	(1.4)	(0.2)
Net debt impairments recognized in earnings	$(1.5)	$—
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(1.3)
CMBS	—	—
RMBS	(0.2)	—
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(1.5)	—
Equity security impairments	(6.9)	(0.2)
Limited partnerships and other investment impairments	—	—
Impairment losses	(8.4)	(0.2)
Debt security transaction gains	8.5	11.6
Debt security transaction losses	(0.9)	(3.9)
Equity security transaction gains	—	1.9
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	7.6	9.6
Derivative instruments	(2.3)	(23.8)
Embedded derivatives [1]	(10.3)	(12.9)
Assets valued at fair value	(2.7)	0.4
Net realized gains (losses), excluding impairment losses	(7.7)	(26.7)
Net realized gains (losses), including impairment losses	$(16.1)	$(26.9)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 11 to these consolidated interim unaudited financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Debt securities	$143.9	$166.0
Equity securities	(2.5)	2.1
Other investments	(0.2)	0.4
Net unrealized investment gains (losses)	$141.2	$168.5

Net unrealized investment gains (losses)	$141.2	$168.5
Applicable to closed block policyholder dividend obligation	62.7	81.6
Applicable to DAC	16.8	30.9
Applicable to other actuarial offsets	58.3	32.3
Applicable to deferred income tax expense (benefit)	7.0	32.7
Offsets to net unrealized investment gains (losses)	144.8	177.5
Net unrealized gains (losses) included in OCI	$(3.6)	$(9.0)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at March 31, 2015 and December 31, 2014.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	March 31, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$12.9	$—	$8.8	$5.5	$—	$5.1
Equity securities, at fair value [2]	37.5	—	32.6	35.0	—	30.0
Cash and cash equivalents	10.1	—	9.8	9.4	—	9.3
Investment in partnership interests	2.1	—	1.7	—	—	—
Investment in single asset LLCs	50.6	—	38.8	50.6	—	36.6
Other assets	0.7	—	0.6	0.6	—	0.5
Total assets of consolidated VIEs	$113.9	$—	$92.3	$101.1	$—	$81.5
Total liabilities of consolidated VIEs	$—	$0.7	$0.5	$—	$0.6	$0.5
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at March 31, 2015 and December 31, 2014 excludes unfunded commitments of $9.9 million and $11.9 million, respectively.

[2]	Included in available-for-sale debt and equity securities, at fair value on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $152.3 million and $151.5 million as of March 31, 2015 and December 31, 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	March 31, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$116.9	$—	$190.5	$106.0	$—	$157.8
LLCs	35.4	—	35.4	45.5	—	45.5
Total	$152.3	$—	$225.9	$151.5	$—	$203.3
———————

[1]
Creditors or beneficial interest holders of the VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Investing Activities (continued)

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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $920.8 million and $848.8 million at March 31, 2015 and December 31, 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2015, we were exposed to the credit concentration risk of 36 issuers, Bank of America Corp, Berkshire Hathaway Inc., General Electric Company, Deutsche Bank AG, The Goldman Sachs Group, Inc., JPMorgan Chase & Co., BB&T Corporation, HSBC Holdings, Republic of Poland, Riverside Health System, MetLife Inc., The PNC Financial Services Group, Inc., Morgan Stanley, Barclay’s Bank, The Bank of New York Mellon Corporation, Irving Oil Ltd., HP Communications, Credit Suisse Group AG, Fifth Third Bancorp, Lowe’s Companies, United Mexican States, Compass Group plc, Pentair plc, Tri-State Generation and Transmission Association, LEG Inc., Sumitomo Mitsui Banking Corporation, National Football League, Triton Container International Ltd., Wells Fargo & Company, The Allstate Corportation, DTE Energy Company, CTL Consulting LLC, American Airlines Group Inc., University of Dayton, Enterprise Rent-A-Car, CenturyLink Inc., representing exposure greater than 10.0% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of March 31, 2015, we held derivative assets, net of liabilities, with a fair value of $63.1 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $295.7 million as of March 31, 2015. Our maximum amount of loss due to credit risk with these issuers was $358.8 million as of March 31, 2015. See Note 12 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

9.    Financing Activities

Indebtedness

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

9. Financing Activities (continued)

Debt is carried net of original issuer discount as follows:

Indebtedness at Carrying Value: ($ in millions)	March 31, 2015	December 31, 2014

7.15% surplus notes	$126.2	$126.2
7.45% senior unsecured bonds	252.7	252.7
Total indebtedness	$378.9	$378.9

Future minimum annual principal payments on indebtedness as of March 31, 2015 are $252.7 million in 2032 and $126.7 million in 2034.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Three Months Ended March 31,
($ in millions)	2015	2014

7.15% surplus notes	$2.3	$2.3
7.45% senior unsecured bonds	4.8	4.8
Interest expense on indebtedness	$7.1	$7.1

7.15% surplus notes

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

7.45% senior unsecured bonds

The Phoenix Companies, Inc. senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $47.3 million of par value of these bonds as of March 31, 2015. No repurchases were made during 2015 or 2014.

The indenture governing our senior unsecured bonds requires us to file with U.S. Bank, National Association, as trustee, within 15 days after we are required to file with the Securities and Exchange Commission (“SEC”), copies of the annual reports and of the information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In connection with a restatement of our prior period financial statements, we were unable to file with the SEC certain of our periodic SEC reports and meet the requirement to timely deliver a copy of such reports to the trustee. Prior to December 31, 2013, we successfully completed two consent solicitations of bondholders seeking consent to amend the indenture governing the bonds and provide a related waiver to extend the due dates for providing certain of our SEC reports to the trustee.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

9. Financing Activities (continued)

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

Through March 31, 2015, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of March 31, 2015, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of March 31, 2015, we also had 0.4 million shares reserved for issuance under our stock option plans (0.3 million shares) and our restricted stock unit (“RSU”) plans (0.1 million shares).

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

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record 5.2% of our outstanding common stock. In the three months ended March 31, 2015 and 2014, we incurred $0.7 million and $0.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2015 and 2014, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.7 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31, 2015	December 31, 2014
($ in millions)
Debt securities	$361.9	$375.9
Equity funds	1,598.7	1,638.6
Other	48.7	49.9
Total	$2,009.3	$2,064.4

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2015
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$21.4	$17.1
Incurred	(0.6)	(2.5)
Paid	(0.6)	—
Assumption unlocking	0.4	—
Change due to net unrealized gains or losses included in AOCI	0.1	—
Balance, end of period	$20.7	$14.6

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2014
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$22.7	$9.8
Incurred	(0.1)	(0.1)
Paid	(0.6)	—
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	0.1	(0.1)
Balance, end of period	$22.1	$9.6

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in Note 11 to our consolidated financial statements in the 2014 Form 10-K:

GMDB and GMIB Benefits by Type:	March 31, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$638.0	$1.4	$1.4	64
GMDB step up	1,685.7	104.8	10.5	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.4	4.8	4.8	69
Total GMDB at March 31, 2015	2,375.2	$111.0	$16.7
Less: General account value with GMDB	372.3
Subtotal separate account liabilities with GMDB	2,002.9
Separate account liabilities without GMDB	966.5
Total separate account liabilities	$2,969.4
GMIB [1] at March 31, 2015	$308.3			65

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$661.5	$1.6	$1.6	63
GMDB step up	1,723.2	112.2	13.4	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	2,436.5	$118.6	$19.8
Less: General account value with GMDB	378.6
Subtotal separate account liabilities with GMDB	2,057.9
Separate account liabilities without GMDB	962.8
Total separate account liabilities	$3,020.7
GMIB [1] at December 31, 2014	$319.6			65
———————

[1]
Policies with a GMIB also have a GMDB, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$147.0	$85.4
Incurred	10.5	0.3
Paid	(0.1)	(0.1)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	13.9	18.5
Balance, end of period	$171.3	$104.1

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$195.8	$170.6
Incurred	10.1	8.4
Paid	(6.4)	(1.9)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	1.4	0.9
Balance, end of period	$200.9	$178.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$351.5	$249.1
Incurred	16.7	16.1
Assumption unlocking	(6.8)	—
Change due to net unrealized gains or losses included in AOCI	26.3	14.7
Balance, end of period	$387.7	$279.9

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 11 to our consolidated financial statements in the 2014 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	March 31, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$477.7	65
GMAB	300.6	59
COMBO	5.4	64
Balance, end of period	$783.7

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$496.8	65
GMAB	315.6	59
COMBO	7.1	65
Balance, end of period	$819.5

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded Derivative Liabilities: ($ in millions)	March 31, 2015	December 31, 2014

GMWB	$9.5	$7.3
GMAB	(0.7)	(0.3)
COMBO	(0.1)	(0.2)
Total variable annuity embedded derivative liabilities	$8.7	$6.8

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 13 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $166.9 million and $153.9 million as of March 31, 2015 and December 31, 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 12 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2015 and 2014 are $(10.3) million and $(12.9) million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2015 and December 31, 2014, $22.6 million and $18.6 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Derivative Instruments (continued)

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of March 31, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$149.0	$4.0	$0.4
Variance swaps	2015 - 2017	0.9	—	9.0
Put options	2015 - 2022	692.5	26.8	—
Call options [2]	2015 - 2019	2,169.3	107.7	67.7
Cross currency swaps	2016	10.0	1.7	—
Equity futures	2015	9.6	—	—
Total derivative instruments		$3,031.3	$140.2	$77.1
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.4 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.1	—
Put options	2015 - 2022	692.5	31.1	—
Call options [2]	2015 - 2019	2,019.2	119.8	74.6
Cross currency swaps	2016	10.0	0.6	—
Equity futures	2015	4.1	—	0.5
Total derivative instruments		$3,617.7	$161.3	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Interest rate swaps	$2.7	$5.0
Variance swaps	(0.4)	(0.6)
Swaptions	(0.1)	(18.3)
Put options	(4.2)	(4.2)
Call options	(1.5)	(3.0)
Cross currency swaps	1.0	(0.1)
Equity futures	0.2	(2.6)
Embedded derivatives	(10.3)	(12.9)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(12.6)	$(36.7)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Offsetting of Derivative Assets/Liabilities:	March 31, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$140.2	$—	$140.2	$(73.4)	$—	$66.8
Total derivative liabilities	$(77.1)	$—	$(77.1)	$73.4	$3.7	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$161.3	$—	$161.3	$(82.5)	$—	$78.8
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.5	$3.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $18.9 million and $15.5 million as of March 31, 2015 and December 31, 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively.

Fair Values of Financial Instruments by Level:	March 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$80.3	$366.4	$446.7
State and political subdivision	—	175.1	405.4	580.5
Foreign government	—	215.6	32.4	248.0
Corporate	—	4,358.0	4,354.1	8,712.1
CMBS	—	615.7	35.2	650.9
RMBS	—	1,389.3	481.6	1,870.9
CDO/CLO	—	—	205.5	205.5
Other ABS	—	61.8	208.9	270.7
Total available-for-sale debt securities	—	6,895.8	6,089.5	12,985.3
Available-for-sale equity securities	—	—	175.5	175.5
Short-term investments	154.7	—	—	154.7
Derivative assets	—	140.2	—	140.2
Fair value investments [2]	32.7	13.2	204.9	250.8
Separate account assets	2,969.4	—	—	2,969.4
Total assets	$3,156.8	$7,049.2	$6,469.9	$16,675.9
Liabilities
Derivative liabilities	$—	$77.1	$—	$77.1
Embedded derivatives	—	—	175.6	175.6
Total liabilities	$—	$77.1	$175.6	$252.7
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at March 31, 2015 include $115.0 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $23.8 million as of March 31, 2015. Changes in the fair value of these assets are recorded through net investment income. Additionally, $112.0 million of assets relate to investment holdings of consolidated VIEs held at fair value, $8.9 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2015.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Available-for-sale debt securities as of March 31, 2015 and December 31, 2014, respectively, are reported net of $27.9 million and $27.8 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	March 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$618.3	$1,286.8	$1,905.1
Energy	—	614.7	443.1	1,057.8
Financial services	—	1,785.7	898.1	2,683.8
Capital goods	—	402.7	352.5	755.2
Transportation	—	120.7	313.5	434.2
Utilities	—	372.7	719.3	1,092.0
Other	—	443.2	340.8	784.0
Total corporates	$—	$4,358.0	$4,354.1	$8,712.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$593.0	$1,266.6	$1,859.6
Energy	—	534.6	472.8	1,007.4
Financial services	—	1,617.3	967.9	2,585.2
Capital goods	—	398.1	384.8	782.9
Transportation	—	104.7	305.8	410.5
Utilities	—	348.1	683.4	1,031.5
Other	—	398.4	322.6	721.0
Total corporates	$—	$3,994.2	$4,403.9	$8,398.1

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

Level 3 Financial Assets:	Three Months Ended March 31, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$362.2	$—	$(2.1)	$—	$—	$—	$6.3	$366.4
State and political subdivision	400.2	13.6	(2.2)	—	(14.0)	—	7.8	405.4
Foreign government	53.6	—	(0.2)	4.2	(26.7)	—	1.5	32.4
Corporate	4,403.9	220.3	(113.0)	62.3	(285.2)	2.1	63.7	4,354.1
CMBS	152.8	—	(0.1)	8.5	(126.1)	—	0.1	35.2
RMBS	470.3	0.3	(17.6)	29.2	—	(0.2)	(0.4)	481.6
CDO/CLO	196.9	24.5	(18.4)	—	—	0.5	2.0	205.5
Other ABS	245.1	—	(7.0)	—	(29.2)	(0.4)	0.4	208.9
Total available-for-sale debt securities	6,285.0	258.7	(160.6)	104.2	(481.2)	2.0	81.4	6,089.5
Available-for-sale equity securities	179.5	7.2	(1.7)	—	—	(6.2)	(3.3)	175.5
Fair value investments	190.0	0.4	(1.9)	—	—	16.4	—	204.9
Total assets	$6,654.5	$266.3	$(164.2)	$104.2	$(481.2)	$12.2	$78.1	$6,469.9
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$12.9	$(5.4)	$—	$—	$—	$5.7	$340.4
State and political subdivision	269.1	2.9	(0.8)	—	—	—	5.6	276.8
Foreign government	15.9	—	(1.0)	—	—	—	1.2	16.1
Corporate	3,893.8	171.0	(115.9)	—	(127.0)	2.5	115.9	3,940.3
CMBS	113.7	—	(2.7)	—	(60.1)	(0.1)	1.3	52.1
RMBS	552.7	0.5	(21.7)	—	—	1.9	1.8	535.2
CDO/CLO	224.1	23.0	(12.3)	—	—	1.8	(0.5)	236.1
Other ABS	247.7	—	(13.3)	—	(1.7)	0.1	(3.4)	229.4
Total available-for-sale debt securities	5,644.2	210.3	(173.1)	—	(188.8)	6.2	127.6	5,626.4
Available-for-sale equity securities	135.2	6.7	(1.3)	—	—	0.5	(78.1)	63.0
Short-term investments	0.9	—	—	—	—	—	(0.9)	—
Fair value investments	169.9	—	(2.5)	—	—	2.9	—	170.3
Total assets	$5,950.2	$217.0	$(176.9)	$—	$(188.8)	$9.6	$48.6	$5,859.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$160.7	$87.8
Net purchases/(sales)	4.6	8.3
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	10.3	12.9
Balance, end of period	$175.6	$109.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Level 3 Assets: [1]	March 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$366.4	Discounted cash flow	Yield	0.86% - 4.04% (2.91%)
State and political subdivision	$208.0	Discounted cash flow	Yield	1.85% - 4.25% (2.91%)
Corporate	$3,351.6	Discounted cash flow	Yield	0.85% - 6.56% (2.96%)
Other ABS	$38.0	Discounted cash flow	Yield	0.70% - 2.60% (1.69%)
Fair value investments	$6.4	Discounted cash flow	Default rate	0.18%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$362.2	Discounted cash flow	Yield	0.99% - 4.27% (3.17%)
State and political subdivision	$159.1	Discounted cash flow	Yield	2.15% - 4.50% (3.22%)
Corporate	$3,116.6	Discounted cash flow	Yield	0.93% - 6.88% (3.24%)
Other ABS	$39.3	Discounted cash flow	Yield	0.60% - 4.00% (1.92%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity (“VA”) GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or credit standing adjustment (“CSA”) would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	March 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (VA / FIA)	$166.9	Budget method	Swap curve	0.31% - 2.27%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.19%
Embedded derivatives (GMAB / GMWB / COMBO)	$8.7	Risk neutral stochastic valuation methodology	Volatility surface	8.58% - 50.72%
			Swap curve	0.22% - 2.44%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.19%

Level 3 Liabilities:	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (VA / FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.8	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	March 31, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$366.4	$—	$366.4
State and political subdivision	208.0	197.4	405.4
Foreign government	—	32.4	32.4
Corporate	3,351.6	1,002.5	4,354.1
CMBS	—	35.2	35.2
RMBS	—	481.6	481.6
CDO/CLO	—	205.5	205.5
Other ABS	38.0	170.9	208.9
Total available-for-sale debt securities	3,964.0	2,125.5	6,089.5
Available-for-sale equity securities	—	175.5	175.5
Short-term investments	—	—	—
Fair value investments	6.4	198.5	204.9
Total assets	$3,970.4	$2,499.5	$6,469.9
Liabilities
Embedded derivatives	$175.6	$—	$175.6
Total liabilities	$175.6	$—	$175.6
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$362.2	$—	$362.2
State and political subdivision	159.1	241.1	400.2
Foreign government	—	53.6	53.6
Corporate	3,116.6	1,287.3	4,403.9
CMBS	—	152.8	152.8
RMBS	—	470.3	470.3
CDO/CLO	—	196.9	196.9
Other ABS	39.3	205.8	245.1
Total available-for-sale debt securities	3,677.2	2,607.8	6,285.0
Available-for-sale equity securities	—	179.5	179.5
Short-term investments	—	—	—
Fair value investments	6.3	183.7	190.0
Total assets	$3,683.5	$2,971.0	$6,654.5
Liabilities
Embedded derivatives	$160.7	$—	$160.7
Total liabilities	$160.7	$—	$160.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

13. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	March 31, 2015		December 31, 2014
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,363.9	$2,350.7	$2,352.1	$2,339.2
Cash and cash equivalents	Level 1	$347.5	$347.5	$450.0	$450.0
Life settlements	Level 3	$22.6	$17.7	$22.4	$17.4

Financial liabilities:
Investment contracts	Level 3	$4,084.6	$4,087.1	$3,955.0	$3,957.3
7.15 % Surplus notes	Level 3	$126.2	$111.5	$126.2	$95.8
7.45% Senior unsecured bonds	Level 2	$252.7	$250.3	$252.7	$248.0

14.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2015 have been computed based on the first three months of 2015 as a discrete period.

The tax benefit of $2.2 million for the three months ended March 31, 2015 is comprised of a $0.8 million current tax benefit and a $1.4 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is avoided due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income).

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $28.7 million as of March 31, 2015. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is also consistent with prior periods.

Consistent with the above, for the three months ended March 31, 2015, we recognized a net increase in the valuation allowance of $30.9 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets decreased by $5.5 million for the three months ended March 31, 2015, which was attributable to available-for-sale debt securities with gross unrealized losses.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

14. Income Taxes (continued)

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

15.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended March 31, 2015 and 2014 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of December 31, 2013	$7.0	$26.9	$(218.9)	$(185.0)
Change in component during the period before reclassifications	6.2	(9.0)	0.7	(2.1)
Amounts reclassified from AOCI	(3.0)	(3.2)	1.0	(5.2)
Balance as of March 31, 2014	$10.2	$14.7	$(217.2)	$(192.3)

Balance as of December 31, 2014	$9.9	$54.8	$(299.1)	$(234.4)
Change in component during the period before reclassifications	(0.5)	(3.6)	—	(4.1)
Amounts reclassified from AOCI	(1.2)	1.7	1.4	1.9
Balance as of March 31, 2015	$8.2	$52.9	$(297.7)	$(236.6)
———————

[1]
See Note 8 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

15. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended March 31,
	2015	2014
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$1.9	$4.6	Net realized capital gains (losses)
	1.9	4.6	Total before income taxes
	0.7	1.6	Income tax expense (benefit)
	$1.2	$3.0	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$(2.7)	$4.8	Net realized capital gains (losses)
	(2.7)	4.8	Total before income taxes
	(1.0)	1.6	Income tax expense (benefit)
	$(1.7)	$3.2	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(2.4)	$(1.9)	Other operating expense
Amortization of prior service costs	0.3	0.3	Other operating expense
	(2.1)	(1.6)	Total before income taxes
	(0.7)	(0.6)	Income tax expense (benefit)
	$(1.4)	$(1.0)	Net income (loss)

Total amounts reclassified from AOCI	$(1.9)	$5.2	Net income (loss)

16.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended March 31,
($ in millions)	2015	2014

Service cost	$0.8	$0.6
Interest cost	8.6	9.1
Expected return on plan assets	(10.0)	(9.5)
Net loss amortization	2.5	2.0
Pension benefit cost	$1.9	$2.2

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

16. Employee Benefit Plans and Employment Agreements (continued)

Components of Other Post-Employment Benefit Costs:	Three Months Ended March 31,
($ in millions)	2015	2014

Service cost	$—	$—
Interest cost	0.4	0.4
Net gain amortization	(0.1)	(0.1)
Prior service cost amortization	(0.3)	(0.3)
Other post-employment benefit cost	$—	$—

For the three months ended March 31, 2015, other comprehensive loss included unrealized gains of $0.9 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law. The law extended certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in the first quarter of 2015 and does not expect to make any contributions for the remainder of the year.

Savings plans

During the three months ended March 31, 2015 and 2014, we incurred costs of $1.5 million and $1.4 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees of the Company (except Saybrus employees) are eligible to receive an annual employer discretionary contribution according to the 401(k) plan terms.

17.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended March 31,
(shares in thousands)	2015	2014

Weighted-average common shares outstanding	5,751	5,742
Weighted-average effect of dilutive potential common shares:
Restricted stock units	—	17
Employee stock options	—	2
Potential common shares	—	19
Less: Potential common shares excluded from calculation due to net losses		19
Dilutive potential common shares	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,751	5,742

As a result of the net loss from continuing operations for the three months ended March 31, 2015 and 2014, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Segment Information on Revenues:	Three Months Ended March 31,
($ in millions)	2015	2014

Life and Annuity [1]	$399.8	$394.2
Saybrus Partners [2]	9.0	7.3
Less: Intercompany revenues [3]	3.4	2.5
Total revenues	$405.4	$399.0
———————

[1]	Includes intercompany interest revenue of $0 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

[2]	Includes intercompany commission revenue of $3.4 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

[3]	All intercompany balances are eliminated in consolidating the financial statements.

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges and net investment income. Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	Three Months Ended March 31,
($ in millions)	2015	2014

Life and Annuity operating income (loss)	$(59.4)	$(5.8)
Saybrus Partners operating income (loss)	0.8	0.3
Less: Applicable income tax expense (benefit)	(2.2)	(4.8)
Income (loss) from discontinued operations, net of income taxes	(0.5)	(0.6)
Net realized gains (losses)	(16.1)	(26.9)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)
Net income (loss)	$(74.0)	$(28.1)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

19. Discontinued Operations (continued)

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

There were no assets or liabilities on the consolidated balance sheets identified as discontinued operations related to PFG at March 31, 2015 and December 31, 2014.

Net losses for discontinued operations of $0 and $0 were recognized during the three months ended March 31, 2015 and 2014, respectively.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $39.3 million and $39.3 million as of March 31, 2015 and December 31, 2014, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.5 million and $0.1 million as of March 31, 2015 and December 31, 2014, respectively. Losses of $0.5 million and $0.6 million were recognized during the three months ended March 31, 2015 and 2014, respectively, primarily due to normal run-off activity. See Note 20 to these consolidated interim unaudited financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

20.    Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the ultimate outcome of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company beyond the amounts already reported in these financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

20. Contingent Liabilities (continued)

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to an SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable remain subject to these obligations. Pursuant to the Orders, Phoenix and PHL Variable were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and PHL Variable paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders.

Cases Brought by Policy Investors

On August 2, 2012, Lima LS PLC filed a complaint against Phoenix, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix Life and PHL Variable promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging cost of insurance (“COI”) rate adjustments implemented by Phoenix Life in 2010 and 2011, which Phoenix Life maintains were based on policy language permitting such adjustments. By order dated July 12, 2013, two separate classes were certified in the Fleisher Litigation; by subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in six actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. Five cases have been brought against PHL Variable, while one case has been brought against PHL Variable and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant, and consolidated with No. 3:14-cv-00555-WWE (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714-CM; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against PHL Variable, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

20. Contingent Liabilities (continued)

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation, and discovery in these four actions has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation, which has been reassigned to the same judge as the Fleisher Litigation, Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations, seeks damages for breach of contract for a nationwide class of policyholders.

The Fleisher Litigation is scheduled for trial commencing June 15, 2015, the U.S. Bank N.Y. Litigations are scheduled for trial commencing June 29, 2015, and the Tiger Capital Litigation is scheduled for trial commencing July 13, 2015.

Phoenix Life and PHL Variable (together, the “Life Companies”) reached an agreement as of April 30, 2015 with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation, both class actions. The proposed settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the settlement (the “Settlement”). The Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. The agreement requires that a formal settlement agreement will be filed with the United States District Court for the Southern District of New York and will be subject to certain conditions and court approval. In connection with the Settlement, the Company incurred a charge of $48.5 million in the first quarter of 2015. Under the settlement, policyholders who are class members, including those which have filed individual actions relating to COI rate adjustments, may opt out of the settlement and separately litigate their claims. The Companies are currently unable to estimate the extent to which policyholders may opt out of the settlement or the damages which they may or may not collect in litigation against the Companies. There can be no assurance that the ultimate cost will be $48.5 million. Depending on the results of any opt outs and the resultant litigation and/or negotiation the ultimate cost could be more or less than $48.5 million.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions. On March 23, 2015, an Administrative Law Judge (“ALJ”) in Wisconsin ordered PHL Variable to pay restitution to current and former owners of seven policies and imposed a fine on PHL Variable which, in a total amount, does not have a material impact on PHL Variable’s financial position (Office of the Commissioner of Insurance Case No. 13- C35362). PHL Variable disagrees with the ALJ’s determination and has appealed the order.

For any cases or regulatory directives not resolved by the Settlement, Phoenix Life and PHL Variable believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them, including by appeal if necessary. For any matters not resolved by the Settlement, the outcome is uncertain and any potential losses cannot be reasonably estimated.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

20. Contingent Liabilities (continued)

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, the Company is providing to the SEC certain information and documentation regarding the restatements of its prior period financial statements and the staff of the SEC has indicated to the Company that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

See Note 19 to these consolidated interim unaudited financial statements for additional information regarding discontinued operations.

21.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $10.4 million through 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2015, the Company had unfunded commitments of $230.7 million under such agreements, of which $52.3 million is expected to be funded by December 31, 2015. See Note 8 to these consolidated interim unaudited financial statements for additional information on VIEs.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

21. Other Commitments (continued)

On January 5, 2015, the Company committed to purchase $100.0 million in investment grade rated infrastructure bonds through an outside investment advisor. These purchases are expected to be made over 24 months and no more than $50.0 million of the committed amount may be called in the first 12 month period. The arrangement may be terminated prior to funding the committed amount at the discretion of the Company subject to certain standard provisions for notice and immaterial fees. The debt will be held as available-for-sale debt securities on the consolidated balance sheets. As of March 31, 2015, $8.0 million has been funded.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2015, the Company had open commitments of $103.7 million under such agreements which are expected to be funded by March 31, 2016.

22.    Subsequent Events

On May 4, 2015, we announced that Mr. Augustus K. Oliver, II withdrew his name as a nominee for election as a director at the 2015 Annual Meeting of Shareholders and that he will continue to serve as a director until the 2015 Annual Meeting to be held on May 14, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatements of our prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatements of our prior period financial statements, including the restatements by our insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements of our prior period financial statements and the failure by the Company and PHL Variable to have filed certain previously delayed SEC reports on a timely basis; (iv) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (vi) the incurrence of significant expenses, audit fees and consulting fees related to the restatements of our prior period financial statements; (vii) diversion of management and other human resources from the operation of our business; (viii) risks associated with PHL Variable’s restatement of its prior period financial statements and PHL Variable’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; (ix) risks associated with ongoing compliance obligations of the Company and PHL Variable under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (x) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect a restatement of our prior period financial statements and PHL Variable’s restatement of its prior period financial statements did not satisfy our filing obligations and that we may be required to file additional reports to effect such restatements; and (xi) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of March 31, 2015 as compared with December 31, 2014; our consolidated results of operations for the three months ended March 31, 2015 and 2014; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing as well as in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 in the 2014 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first three months of 2015, 98% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 93% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

A gradually declining amount of our Life and Annuity segment earnings are derived from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path as long as actual cumulative earnings continue to meet or exceed expected cumulative earnings. See Note 5 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information on the closed block.

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

•
Net realized gains or losses related to investments and hedging programs include transaction gains and losses, other-than-temporary impairments (“OTTIs”) and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
On an annual basis, mortality has overall remained relatively stable for the last couple of years. Our long-term assumptions for improved mortality have resulted in benefits through the unlocks in recent periods. The impact of mortality on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in policyholder dividends. On an overall basis, mortality was worse than expected, and worse than recent historical periods, both in the closed block and outside of the closed block for the three months ended March 31, 2015. As a result, there are losses from mortality for the three months ended March 31, 2015 that are higher than many recent periods.

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets, as well as differences between actual and expected mortality and policyholder behavior. In addition, the liability also continued to increase for the three months ended March 31, 2015, due to continued decreases in interest rates, and higher than expected mortality for the quarter.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. The liability accrual was more significant in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 when there was a more significant benefit from the realized losses on investments.

◦
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company. In addition, in connection with the Settlement agreement reached to resolve the Cost of Insurance Cases, the Company recorded an accrual in the amount of $48.5 million in the three months ended March 31, 2015.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are differences between actual and expected mortality and policyholder behavior, market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in amortization. Worse than expected mortality for the three months ended March 31, 2015 resulted in less amortization than in recent periods in the universal life business. Realized losses on the derivatives that are used to hedge the fixed indexed annuity business provided benefits to amortization both for the three months ended March 31, 2015 and 2014, with more significant benefits for the three months ended March 31, 2014 as a result of more significant realized losses on investments.

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. Continued decreases in interest rates and other market factors, as well as the continued growth in the fixed indexed annuity business, have resulted in losses on the policy embedded derivatives in 2014 and 2015, while there have not been significant changes in gains and losses on derivative investments given impact of changing market conditions on the different types of derivatives.

•
Income taxes. The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 2.9% and 14.9%, respectively. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the three months ended March 31, 2015 was an increase in the valuation allowance on the pre-tax loss. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the three months ended March 31, 2014 was an increase in the valuation allowance on the pre-tax loss.

Since its formation in 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the three months ended March 31, 2015 was $9.0 million, compared with $7.3 million for the three months ended March 31, 2014. Of these amounts, revenue of $3.4 million and $2.6 million was earned from the sales of Phoenix life and annuity products for the same periods in 2015 and 2014, respectively. Operating expenses increased to $8.3 million for the three months ended March 31, 2015 from $7.0 million for the three months ended March 31, 2014. The change was primarily driven by an increase in compensation related expenses.

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

Impact of New Accounting Standards

See Note 3 to our consolidated interim unaudited financial statements in this Form 10-Q for a discussion of new accounting standards.

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

A complete description of our critical accounting estimates is set forth in the 2014 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2014 Form 10-K, and the update related to the current period unlock as described below, are important to understanding our financial condition and consolidated financial statements.

In the current quarter, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net expense of approximately $0.2 million for the quarter ended March 31, 2015.

See Note 3 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information related to the unlock.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended March 31,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$78.4	$79.6	(1.2)	(2%)
Fee income	133.8	134.8	(1.0)	(1%)
Net investment income	209.3	211.5	(2.2)	(1%)
Net realized gains (losses):
Total OTTI losses	(7.0)	—	(7.0)	—%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(1.4)	(0.2)	(1.2)	NM
Net OTTI losses recognized in earnings	(8.4)	(0.2)	(8.2)	NM
Net realized gains (losses), excluding OTTI losses	(7.7)	(26.7)	19.0	(71%)
Net realized gains (losses)	(16.1)	(26.9)	10.8	(40%)
Total revenues	405.4	399.0	6.4	2%
BENEFITS AND EXPENSES:
Policy benefits	292.0	230.3	61.7	27%
Policyholder dividends	40.1	72.2	(32.1)	(44%)
Policy acquisition cost amortization	17.1	24.6	(7.5)	(30%)
Interest expense on indebtedness	7.1	7.1	—	—%
Other operating expenses	123.8	97.2	26.6	27%
Total benefits and expenses	480.1	431.4	48.7	11%
Income (loss) from continuing operations before income taxes	(74.7)	(32.4)	(42.3)	131%
Income tax expense (benefit)	(2.2)	(4.8)	2.6	(54%)
Income (loss) from continuing operations	(72.5)	(27.6)	(44.9)	163%
Income (loss) from discontinued operations, net of income taxes	(0.5)	(0.6)	0.1	(17%)
Net income (loss)	(73.0)	(28.2)	(44.8)	159%
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.1)	1.1	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(74.0)	$(28.1)	$(45.9)	163%

Analysis of Consolidated Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The increase in net loss of $45.9 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 is primarily due to the following items:

•	An increase in policy benefits expense of $61.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net death claims increased $104.3 million for the three months ended March 31, 2015, of which $60.0 million was in the closed block and was offset by a reduction in policyholder dividends. The higher levels of net claims were partially offset by higher reserve releases for the quarter. While mortality was unfavorable for three months ended March 31, 2015, our long-term assumptions for improved mortality have resulted in benefits through the unlocks in recent periods.

◦
An increase of $10.2 million in the guaranteed liability for the fixed indexed annuity GMWB and GMDB for the three months ended March 31, 2015 was driven by the absence of the benefit that was experienced in the three months ended March 31, 2014 as a result of the realized losses on the swaptions that are used to hedge this business. Realized losses on the derivative investments generally positively impact the guaranteed benefit liabilities.

•
Operating expenses have increased by $26.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. While professional fees, including audit, outside consulting and legal expenses, have remained at elevated levels, expenses were higher in the first quarter of 2014 as a result of more significant expenses associated with the preparation of restated financial statements during the three months ended March 31, 2014 compared to the three months ended March 31, 2015. In addition, in connection with the Settlement agreement reached to resolve the Cost of Insurance Cases, the Company recorded an accrual in the amount of $48.5 million in the three months ended March 31, 2015.

•
The income tax benefit decreased $2.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The primary driver of the decrease is the decrease in the intraperiod tax benefit, which allows for the benefitting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income).

The closed block contributed $6.1 million to net income for the three months ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense, which was $32.1 million less for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of worse than expected mortality in the closed block.

Partially offsetting the increase in net loss are the following:

•
Realized losses decreased by $10.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the three months ended March 31, 2014, the expiration of swaption contracts resulted in more significant losses in that period. Excluding swaptions, the derivative losses are relatively consistent given the impact of changes in interest rates, equity markets, and volatility in the quarter. The decrease in derivative losses was offset by higher losses for other-than-temporary impairments related primarily to exposure to an available-for-sale equity investment with exposure to the oil and gas industry.

•
While net investment income decreased $2.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, $7.1 million of the decrease was in the closed block, and is offset by policyholder dividends, leaving an increase of $4.9 million outside the closed block and impacting earnings. The overall decrease in net investment income is primarily driven by lower net investment income from limited partnerships, offset by higher returns on debt securities. While most of the investments that comprise limited partnerships returned performance that tracked the overall market and was consistent with the prior year period, certain funds experienced declines, including funds with exposure to the energy sector. The increase in returns on debt securities, for which the yield has remained relatively stable, is due to overall higher asset values from continued sales of fixed indexed annuities.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of March 31, 2015, our available-for-sale equity securities include $121.5 million of perpetual preferred securities, of which $42.2 million was below-investment-grade. As of March 31, 2015, our available-for-sale debt securities, with a fair value of $12,985.3 million, represented 78.2% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		March 31, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,411.8	57.1%	$6,863.7	56.5%
2	BBB	4,652.7	35.7%	4,365.0	36.0%
	Total investment grade	12,064.5	92.8%	11,228.7	92.5%
3	BB	607.7	4.7%	595.6	4.9%
4	B	267.2	2.1%	270.5	2.2%
5	CCC and lower	35.3	0.3%	35.9	0.3%
6	In or near default	10.6	0.1%	9.4	0.1%
	Total available-for-sale debt securities	$12,985.3	100.0%	$12,140.1	100.0%

Available-for-Sale Debt Securities by Type:	March 31, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$446.7	$384.8	$61.9	$—	$61.9
State and political subdivision	580.5	531.5	51.5	(2.5)	49.0
Foreign government	248.0	218.6	29.9	(0.5)	29.4
Corporate	8,712.1	8,148.7	626.1	(62.7)	563.4
CMBS	650.9	597.1	53.8	—	53.8
RMBS	1,870.9	1,794.0	86.6	(9.7)	76.9
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	205.5	204.1	3.6	(2.2)	1.4
Other ABS	270.7	261.3	13.9	(4.5)	9.4
Total available-for-sale debt securities	$12,985.3	$12,140.1	$927.3	$(82.1)	$845.2
Available-for-sale debt securities outside closed block:
Unrealized gains	$6,260.1	$5,847.9	$412.2	$—	$412.2
Unrealized losses	839.1	895.5	—	(56.4)	(56.4)
Total outside the closed block	7,099.2	6,743.4	412.2	(56.4)	355.8
Available-for-sale debt securities in closed block:
Unrealized gains	5,420.0	4,904.9	515.1	—	515.1
Unrealized losses	466.1	491.8	—	(25.7)	(25.7)
Total in the closed block	5,886.1	5,396.7	515.1	(25.7)	489.4
Total available-for-sale debt securities	$12,985.3	$12,140.1	$927.3	$(82.1)	$845.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2015 in our available-for-sale debt and short-term investment portfolio were banking (7.2%), electric utilities (7.1%), oil/oil services and equipment (6.5%), diversified financial services (4.4%) and real estate investment trusts (3.0%).

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

Most of our RMBS portfolio is highly rated. At March 31, 2015, 98.3% of the total residential portfolio was rated investment grade. We hold $171.1 million of RMBS investments backed by prime rated mortgages, $184.7 million backed by Alt-A mortgages and $107.4 million backed by sub-prime mortgages, which combined amount to 2.7% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 87.2% rated NAIC-1 and 5.7% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments for the three months ended March 31, 2015 totaled $0.2 million from prime rated mortgages.

Residential Mortgage-Backed Securities:
($ in millions)	March 31, 2015
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default	% Closed Block
Collateral
Agency	$1,374.1	$1,432.2	8.5%	100.0%	—%	—%	—%	—%	—%	43.7%
Prime	162.7	171.1	1.0%	88.9%	5.9%	3.2%	2.0%	—%	—%	46.3%
Alt-A	179.7	184.7	1.1%	83.8%	7.0%	3.6%	3.2%	2.4%	—%	32.0%
Sub-prime	102.0	107.4	0.6%	90.4%	3.3%	3.2%	3.1%	—%	—%	10.7%
Total	$1,818.5	$1,895.4	11.2%	96.9%	1.4%	0.8%	0.7%	0.2%	—%	40.9%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $24.5 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		March 31, 2015
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior	% Closed Block

NAIC-1	AAA/AA/A	$597.6	$651.5	3.8%	60.8%	5.6%	18.3%	10.1%	5.2%	36.9%
NAIC-2	BBB	6.1	6.2	—%	—%	—%	45.6%	54.4%	—%	32.6%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-4	B	7.9	9.0	0.1%	—%	—%	—%	—%	100.0%	50.0%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$611.6	$666.7	3.9%	59.5%	5.4%	18.4%	10.3%	6.4%	37.0%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $11.1 million and $12.4 million, respectively. CMBS holdings in this exhibit include $3.4 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

Realized Gains and Losses

The following table presents certain information with respect to net realized gains and losses including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$0.2
Portion of losses recognized in OCI	(1.4)	(0.2)
Net debt impairments recognized in earnings	$(1.5)	$—
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(1.3)
CMBS	—	—
RMBS	(0.2)	—
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(1.5)	—
Equity security impairments	(6.9)	(0.2)
Limited partnerships and other investment impairments	—	—
Impairment losses	(8.4)	(0.2)
Debt security transaction gains	8.5	11.6
Debt security transaction losses	(0.9)	(3.9)
Equity security transaction gains	—	1.9
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	7.6	9.6
Derivative instruments	(2.3)	(23.8)
Embedded derivatives [1]	(10.3)	(12.9)
Assets valued at fair value	(2.7)	0.4
Net realized gains (losses), excluding impairment losses	(7.7)	(26.7)
Net realized gains (losses), including impairment losses	$(16.1)	$(26.9)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 11 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities for the three months ended March 31, 2015 and 2014 of $8.4 million and $0.2 million, respectively. The 2015 debt impairments of $1.5 million were driven primarily by deterioration in issuer credit and liquidity metrics and business outlook and the equity impairment of $6.9 million was driven by exposure to an equity investment with exposure to the oil and gas industry.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.2	8.3
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(49.2)	$(63.1)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: ($ in millions)	March 31, 2015	December 31, 2014

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(7.0)	(8.3)
CMBS	(1.2)	(1.2)
RMBS	(25.4)	(25.5)
CDO/CLO	(13.1)	(13.9)
Other ABS	(1.8)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(49.6)	$(51.8)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of March 31, 2015. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 5 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$839.1	$248.5	$103.2	$487.4
Total amortized cost	895.5	255.1	108.7	531.7
Unrealized losses	$(56.4)	$(6.6)	$(5.5)	$(44.3)
Number of securities [1]	238	74	33	131
Investment grade:
Unrealized losses	$(43.7)	$(4.8)	$(2.3)	$(36.6)
Below investment grade:
Unrealized losses	$(12.7)	$(1.8)	$(3.2)	$(7.7)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.3)	$(0.2)	$—	$(0.1)
Number of securities [1]	14	7	—	7
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 77.5% of the unrealized losses after offsets pertain to investment grade securities and 22.5% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(28.0)	$(4.9)	$(0.5)	$(22.6)
Number of securities [1]	18	9	1	8
Investment grade:
Unrealized losses over 20% of cost	$(24.6)	$(3.6)	$(0.5)	$(20.5)
Below investment grade:
Unrealized losses over 20% of cost	$(3.4)	$(1.3)	$—	$(2.1)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$466.1	$112.8	$64.0	$289.3
Total amortized cost	491.8	118.1	69.0	304.7
Unrealized losses	$(25.7)	$(5.3)	$(5.0)	$(15.4)
Number of securities [1]	125	39	18	68
Investment grade:
Unrealized losses	$(16.5)	$(3.4)	$(1.7)	$(11.4)
Below investment grade:
Unrealized losses	$(9.2)	$(1.9)	$(3.3)	$(4.0)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.8)	$(0.7)	$—	$(0.1)
Number of securities [1]	13	7	—	6
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(4.5)	$(2.3)	$(2.2)	$—
Number of securities [1]	7	6	1	—
Investment grade:
Unrealized losses over 20% of cost	$(4.2)	$(2.0)	$(2.2)	$—
Below investment grade:
Unrealized losses over 20% of cost	$(0.3)	$(0.3)	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities [1]	—	—	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Enterprise Risk Management

The following information supplements the information contained within the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part II, Item 7A of the 2014 Form 10-K.

Interest Rate Risk Management

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

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the current treasury yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these measurements provide a representation of interest rate sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	March 31, 2015
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$360.9	$345.8	$330.2
Other universal life	305.0	308.3	312.0	212.0	211.7	211.4
Other life and annuity products [2]	3.3	3.2	3.3	207.3	203.8	203.0
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The profits followed by losses is a long-term liability and as such is sensitive to interest rate changes. Investment earnings on the portfolio backing these policies as well as the discount rate on the liability are based on assumptions regarding the portfolio earned rates, both in the near term as well as the ultimate long-term earned rate. The long-term earned rate is reflective of assumptions concerning long-term economic conditions, risk free rates, credit spreads and portfolio allocations, and is reviewed at least annually as part of the unlock. Our long-term interest rate assumption, where treasury rates are assumed to revert to our long-term yield assumption over the mean reversion period, is unchanged for this sensitivity.

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 35.0% of the Company’s $16.6 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% for the three months ended March 31, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting/guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations. Our traditional products, such as whole-life and term, may also have a reducing impact on net income resulting from the underlying assets that may have to be reinvested at interest rates that are lower than the current portfolio rates. However, our traditional products do not have account values with stated guaranteed minimum interest rates.

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.4% during the three months ended March 31, 2015. The average investment rate on fixed income securities purchases, excluding the closed block, during the three months ended March 31, 2015 was approximately 4.3% on total purchases of $413.5 million. Management estimates that proceeds from maturities, calls and prepayments of approximately $550 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at March 31, 2015, we estimate that would reduce net investment income by less than $5 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion immediately above does not include the additional and interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits. (See “Enterprise Risk Management - Market Risk - Interest Rate Sensitivity of DAC and Policy Liabilities” discussion in Part II, Item 7 of the 2014 Form 10-K along with the supplemental information included within the “Enterprise Risk Management - Interest Rate Risk Management” discussion above.) The low interest rate environment impacts the pension plan assets and the discount on the liabilities. (See “Critical Accounting Estimates - Pension and Other Post-Employment Benefits” discussion in Part II, Item 7 of the 2014 Form 10-K.)

The Company’s closed block could also be impacted by the low interest rate environment, but to a lesser degree than the items described above. The closed block was established to benefit the policyholders at the time of demutualization utilizing assets that were allocated to the closed block. Closed block earnings will not inure to the Company’s stockholders, and closed block policyholder dividends could be adjusted if investment income is substantially lower than initially projected. If interest rates are very low for a prolonged period of time, or mortality changes dramatically, or both, and the Company has insufficient funds to make policy benefit payments that are guaranteed, the Company’s earnings could be impacted since such payments may need to be made from assets outside of the closed block. See Note 5 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information on the closed block.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended March 31,
($ in millions)	2015	2014

Cash provided by (used for) operating activities	$(176.1)	$(140.3)
Cash provided by (used for) investing activities	(100.2)	(89.0)
Cash provided by (used for) financing activities	173.4	158.1
Change in cash and cash equivalents	$(102.9)	$(71.2)

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Cash used for operating activities increased by $35.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was driven by higher death benefits paid on universal life products and lower renewal premiums received from traditional life products. Partially offsetting this increase was a decrease in audit and consulting fees.

Cash used for investing activities increased $11.2 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Although the change between periods remained relatively consistent, there was a shift from short-term investments to available-for-sale debt securities as a result of greater investment opportunities.

Cash provided by financing activities increased $15.3 million during the three months ended March 31, 2015. This increase was primarily a result of an increase in net fixed indexed annuity deposits and withdrawals partially offset by an increase in universal life withdrawals.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of March 31, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $83.1 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

Sources of Cash

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the three months ended March 31, 2015, Phoenix Life declared $15.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of March 31, 2015, Phoenix Life had $606.1 million of combined statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 275% at Phoenix Life.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses. Interest paid on senior unsecured bonds was $5.0 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, future minimum annual principal payments on senior unsecured bonds are $252.7 million in 2032.

The holding company and its subsidiaries have a tax sharing agreement. The subsidiaries compute their provision for federal income taxes as if they were filing a separate federal income tax return. There are quarterly settlements among the companies representing both the subsidiaries’ estimated separate company tax liability for the current tax year and any amount that such subsidiary overpaid to the holding company for a taxable year. As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, in October 2014, the Company funded the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company.

Holding company operating expenses for the three months ended March 31, 2015 and 2014 were $10.1 million and $40.3 million. The expenses in the three months ended March 31, 2015 and 2014 were due primarily to audit, consulting and legal expenses relating to the restatements of our prior period financial statements. There are expense sharing arrangements in place among the holding company and its operating subsidiaries.

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

The Company did not pay any stockholder dividends in March 31, 2015 and 2014.

We sponsor post-employment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of the majority of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 16 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

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

Aggregate life surrenders were 4.8% of related reserves for the three months ended March 31, 2014 but improved in the three months ended March 31, 2015, declining to 3.9%. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities. These liquid assets accounted for 11.5% of fixed income investments as of March 31, 2015, compared with 12.7% at year end 2014. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

Capital Management

The Company is pursuing a number of capital management actions, including a reinsurance treaty between its operating subsidiaries to optimize its statutory capital deployment. The Company is working to close the transaction in the second quarter. There can be no assurance that the regulators who must approve this transaction will either approve or approve with conditions acceptable to the Company. If the reinsurance treaty is not effected, which management does not anticipate, the Company may consider other options which could include capital contributions from Phoenix Life, the holding company, or third parties, or other actions.

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

The financial strength and debt ratings as of May 8, 2015 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheets:	March 31, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014
ASSETS
Available-for-sale debt securities, at fair value	$12,985.3	$12,679.3	$306.0	2%
Available-for-sale equity securities, at fair value	175.5	179.5	(4.0)	(2%)
Short-term investments	154.7	149.7	5.0	3%
Limited partnerships and other investments	541.7	542.8	(1.1)	—%
Policy loans, at unpaid principal balances	2,363.9	2,352.1	11.8	1%
Derivative instruments	140.2	161.3	(21.1)	(13%)
Fair value investments	250.8	235.4	15.4	7%
Total investments	16,612.1	16,300.1	312.0	2%
Cash and cash equivalents	347.5	450.0	(102.5)	(23%)
Accrued investment income	181.2	176.7	4.5	3%
Reinsurance recoverable	600.3	559.1	41.2	7%
Deferred policy acquisition costs	836.5	848.6	(12.1)	(1%)
Deferred income taxes, net	28.7	34.2	(5.5)	(16%)
Other assets	311.9	311.3	0.6	—%
Discontinued operations assets	45.6	45.2	0.4	1%
Separate account assets	2,969.4	3,020.7	(51.3)	(2%)
Total assets	$21,933.2	$21,745.9	$187.3	1%

LIABILITIES
Policy liabilities and accruals	$12,496.8	$12,417.6	$79.2	1%
Policyholder deposit funds	4,084.6	3,955.0	129.6	3%
Dividend obligations	977.2	916.8	60.4	7%
Indebtedness	378.9	378.9	—	—%
Pension and post-employment liabilities	376.9	380.0	(3.1)	(1%)
Other liabilities	336.2	289.8	46.4	16%
Discontinued operations liabilities	40.6	40.5	0.1	—%
Separate account liabilities	2,969.4	3,020.7	(51.3)	(2%)
Total liabilities	21,660.6	21,399.3	261.3	1%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid-in capital	2,632.8	2,632.8	—	—%
Accumulated other comprehensive income (loss)	(236.6)	(234.4)	(2.2)	1%
Retained earnings (accumulated deficit)	(1,963.0)	(1,889.0)	(74.0)	4%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	250.4	326.6	(76.2)	(23%)
Noncontrolling interests	22.2	20.0	2.2	11%
Total stockholders’ equity	272.6	346.6	(74.0)	(21%)
Total liabilities and stockholders’ equity	$21,933.2	$21,745.9	$187.3	1%

March 31, 2015 compared to December 31, 2014

Assets

Total assets increased $187.3 million from December 31, 2014 to March 31, 2015. The increase is primarily driven by the following:

•
An increase in invested assets of $312.0 million. The increase in invested assets is primarily attributable to an increase in available-for-sale debt securities of $306.0 million, which is driven by both an increase in market value of $143.9 million for the period related to decreases in interest rates and purchases due to the continued sale of fixed indexed annuities.

•
An increase in reinsurance recoverable of $41.2 million, of which $17.5 million is in the closed block. The increase in reinsurance recoverable is primarily the result of the significantly worse mortality in the quarter and the timing of payment of claims.

The increases in assets are partially offset by the following:

•
A decrease in separate account assets of $51.3 million, primarily due to policyholder withdrawals and other fund withdrawals, which was partially offset by continued deposits on current business inforce and positive market performance during the quarter.

•
A decrease in the DAC asset of $12.1 million, which is driven primarily by a decrease of $16.8 million in the shadow component from unrealized gains on investments. New deferrals, primarily related to sales of the fixed indexed annuity products, were offset by continued amortization of previously deferred costs in other products. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	March 31, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014

Variable universal life	$116.9	$120.3	$(3.4)	(3%)
Universal life	118.7	129.0	(10.3)	(8%)
Variable annuities	60.4	62.4	(2.0)	(3%)
Fixed annuities	224.1	220.9	3.2	1%
Traditional life	316.4	316.0	0.4	—%
Total deferred policy acquisition costs	$836.5	$848.6	$(12.1)	(1%)

Liabilities and Stockholders’ Equity

Total liabilities increased $261.3 million from December 31, 2014 to March 31, 2015. The increase is primarily attributable to the following:

•
An increase in policyholder deposit funds of $129.6 million, which is driven primarily by continued sales of the fixed indexed annuity products as illustrated in the table below entitled “Annuity Funds on Deposit.”

•
An increase in dividend obligations of $60.4 million, which is driven primarily by an increase of $62.7 million in unrealized gains on the assets supporting the closed block, which are included in the dividend obligation.

•
An increase in other liabilities of $46.4 million, which is driven primarily by the accrual recorded as of March 31, 2015 in the amount of $48.5 million for the Settlement agreement reached to resolve the Cost of Insurance Cases.

The increases in liabilities are partially offset by the following:

•	A decrease in separate account liabilities of $51.3 million, consistent with the decrease in separate account assets.

Total stockholder’s equity decreased $74.0 million from December 31, 2014 to March 31, 2015. The decrease is primarily attributable to the following:

•	A net loss for March 31, 2015 that increased the accumulated deficit by $74.0 million.

•
An increase in accumulated other comprehensive loss (“AOCI”) of $2.2 million. The loss is driven primarily by the increase in net unrealized gains on investments, and the related offsetting impacts, driven by the decreases in interest rates during the period.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$5,674.5	$5,502.4
Deposits	189.4	170.4
Performance and interest credited	70.2	62.1
Fees	(18.5)	(18.3)
Benefits and surrenders	(183.9)	(191.4)
Balance, end of period	$5,731.7	$5,525.2

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Annuity funds on deposit increased $57.2 million for the three months ended March 31, 2015 and $22.8 million for the three months ended March 31, 2014. The more significant increased in the three months ended March 31, 2015 is primarily driven by an increase in deposits of $22.1 million in the fixed indexed annuity business for the comparable periods.

Variable Universal Life Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$1,062.6	$1,089.3
Deposits	17.4	17.6
Performance and interest credited	25.8	13.0
Fees and COI	(17.6)	(18.2)
Benefits and surrenders	(20.7)	(21.6)
Balance, end of period	$1,067.5	$1,080.1

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Variable universal life funds on deposit increased $4.9 million for the three months ended March 31, 2015 and decreased $9.2 million for the three months ended March 31, 2014. The change is primarily driven by higher market performance for the three months ended March 31, 2015 given higher returns in indices in which the funds are invested.

Universal Life Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$1,781.9	$1,818.2
Deposits	89.8	87.5
Interest credited	17.9	16.5
Fees and COI	(86.5)	(87.2)
Benefits and surrenders	(34.1)	(26.0)
Balance, end of period	$1,769.0	$1,809.0

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Universal life funds on deposit decreased $12.9 million for the three months ended March 31, 2015 and $9.2 million for the three months ended March 31, 2014. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 21 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Statutory Capital and Surplus

Phoenix Life’s combined statutory basis capital and surplus (including AVR) decreased from $767.5 million at December 31, 2014 to $606.1 million at March 31, 2015. The principal factors resulting in this decrease were consolidated net losses of $79.5 million, unrealized investment losses of $12.1 million (excluding deferred tax asset component), dividends paid of $15.0 million and $55.1 million of lower admitted deferred tax assets. The net loss of $79.5 million reflects the $48.5 million impact of the COI settlement.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2014 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2014 Form 10-K. There were no material changes in our market risk exposure at March 31, 2015 compared with December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at March 31, 2015. These material weaknesses included deficiencies in the period-end financial reporting process, which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

To address these material weaknesses, management performed additional analysis and other procedures to ensure that the Company’s consolidated interim unaudited financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s consolidated financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Quarterly Report on Form 10-Q.

Previously Identified Material Weaknesses

As previously disclosed in the 2014 Form 10-K, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2014 Form 10-K.

Remediation Status

As more fully discussed in the 2014 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2014 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2014 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of March 31, 2015 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2014 Form 10-K which was filed on March 31, 2015.

Cost of Insurance Cases

Phoenix Life and PHL Variable (together, the “Life Companies”) reached an agreement as of April 30, 2015 with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation, both class actions. The proposed settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the settlement (the “Settlement”). The Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. The agreement requires that a formal settlement agreement will be filed with the United States District Court for the Southern District of New York and will be subject to certain conditions and court approval. In connection with the Settlement, the Company incurred a charge of $48.5 million in the first quarter of 2015. Under the settlement, policyholders who are class members, including those which have filed individual actions relating to COI rate adjustments, may opt out of the settlement and separately litigate their claims. The Companies are currently unable to estimate the extent to which policyholders may opt out of the settlement or the damages which they may or may not collect in litigation against the Companies. There can be no assurance that the ultimate cost will be $48.5 million. Depending on the results of any opt outs and the resultant litigation and/or negotiation the ultimate cost could be more or less than $48.5 million.

See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K and Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. As of March 31, 2015, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)