Form 10-Q
period 2015-06-30
PHOENIX COMPANIES INC/DE
filed 2015-08-10
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

On August 7, 2015 the registrant had 5.8 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2015	2014	2015	2014
REVENUES:
Premiums	$86.6	$83.2	$165.0	$162.8
Fee income	135.2	134.2	269.0	269.0
Net investment income	202.3	191.5	411.6	403.0
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.9)	(1.0)	(7.9)	(1.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	(1.6)	(0.2)
Net OTTI losses recognized in earnings	(1.1)	(1.0)	(9.5)	(1.2)
Net realized gains (losses), excluding OTTI losses	(1.0)	5.2	(8.7)	(21.5)
Net realized gains (losses)	(2.1)	4.2	(18.2)	(22.7)
Total revenues	422.0	413.1	827.4	812.1

BENEFITS AND EXPENSES:
Policy benefits	287.3	301.3	579.3	531.6
Policyholder dividends	55.0	42.6	95.1	114.8
Policy acquisition cost amortization	24.6	19.1	41.7	43.7
Interest expense on indebtedness	7.1	7.1	14.2	14.2
Other operating expenses	82.8	84.4	206.6	181.6
Total benefits and expenses	456.8	454.5	936.9	885.9
Income (loss) from continuing operations before income taxes	(34.8)	(41.4)	(109.5)	(73.8)
Income tax expense (benefit)	(13.0)	(19.6)	(15.2)	(24.4)
Income (loss) from continuing operations	(21.8)	(21.8)	(94.3)	(49.4)
Income (loss) from discontinued operations, net of income taxes	(0.6)	(0.6)	(1.1)	(1.2)
Net income (loss)	(22.4)	(22.4)	(95.4)	(50.6)
Less: Net income (loss) attributable to noncontrolling interests	0.2	—	1.2	(0.1)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(22.6)	$(22.4)	$(96.6)	$(50.5)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

(Continued from previous page)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2015	2014	2015	2014
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(22.6)	$(22.4)	$(96.6)	$(50.5)
Net income (loss) attributable to noncontrolling interests	0.2	—	1.2	(0.1)
Net income (loss)	(22.4)	(22.4)	(95.4)	(50.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(54.7)	51.9	(51.3)	75.6
Net pension liability adjustment	1.7	1.7	3.1	3.4
Other comprehensive income (loss) before income taxes	(53.0)	53.6	(48.2)	79.0
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(24.4)	33.4	(17.4)	66.1
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(24.4)	33.4	(17.4)	66.1
Other comprehensive income (loss), net of income taxes	(28.6)	20.2	(30.8)	12.9
Comprehensive income (loss)	(51.0)	(2.2)	(126.2)	(37.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	—	1.2	(0.1)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(51.2)	$(2.2)	$(127.4)	$(37.6)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(3.83)	$(3.80)	$(16.61)	$(8.58)
Income (loss) from continuing operations – diluted	$(3.83)	$(3.80)	$(16.61)	$(8.58)
Income (loss) from discontinued operations – basic	$(0.10)	$(0.10)	$(0.19)	$(0.21)
Income (loss) from discontinued operations – diluted	$(0.10)	$(0.10)	$(0.19)	$(0.21)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(3.93)	$(3.90)	$(16.80)	$(8.79)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(3.93)	$(3.90)	$(16.80)	$(8.79)
Basic weighted-average common shares outstanding (in thousands)	5,751	5,749	5,751	5,745
Diluted weighted-average common shares outstanding (in thousands)	5,751	5,749	5,751	5,745

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Balance Sheets

($ in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS:
Available-for-sale debt securities, at fair value (cost of $12,056.0 and $11,978.0)	$12,547.1	$12,679.3
Available-for-sale equity securities, at fair value (cost of $147.2 and $156.0)	168.3	179.5
Short-term investments	174.6	149.7
Limited partnerships and other investments	543.7	542.8
Policy loans, at unpaid principal balances	2,360.7	2,352.1
Derivative instruments	104.1	161.3
Fair value investments	213.9	235.4
Total investments	16,112.4	16,300.1
Cash and cash equivalents	557.3	450.0
Accrued investment income	194.2	176.7
Reinsurance recoverable	550.0	559.1
Deferred policy acquisition costs	893.6	848.6
Deferred income taxes, net	51.6	34.2
Other assets	336.6	311.3
Discontinued operations assets	44.9	45.2
Separate account assets	2,855.2	3,020.7
Total assets	$21,595.8	$21,745.9

LIABILITIES:
Policy liabilities and accruals	$12,387.1	$12,417.6
Policyholder deposit funds	4,220.8	3,955.0
Dividend obligations	827.2	916.8
Indebtedness	378.9	378.9
Pension and post-employment liabilities	374.1	380.0
Other liabilities	297.5	289.8
Discontinued operations liabilities	39.9	40.5
Separate account liabilities	2,855.2	3,020.7
Total liabilities	21,380.7	21,399.3

CONTINGENCIES AND COMMITMENTS (Notes 19 & 20)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.8 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.8	2,632.8
Accumulated other comprehensive income (loss)	(265.2)	(234.4)
Retained earnings (accumulated deficit)	(1,985.6)	(1,889.0)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	199.2	326.6
Noncontrolling interests	15.9	20.0
Total stockholders’ equity	215.1	346.6
Total liabilities and stockholders’ equity	$21,595.8	$21,745.9

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

	Six Months Ended June 30,
($ in millions)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(96.6)	$(50.5)
Net realized gains / losses	15.7	22.7
Policy acquisition costs deferred	(47.3)	(33.2)
Policy acquisition cost amortization	41.7	43.7
Amortization and depreciation	2.8	3.0
Interest credited	75.3	70.2
Equity in earnings of limited partnerships and other investments	(29.3)	(26.1)
Change in:
Accrued investment income	(84.5)	(79.0)
Deferred income taxes, net	—	(25.6)
Reinsurance recoverable	10.8	5.8
Policy liabilities and accruals	(213.7)	(237.5)
Dividend obligations	9.0	29.5
Pension and post-employment liabilities	(2.8)	(10.0)
Impact of operating activities of consolidated investment entities, net	6.9	(8.8)
Other operating activities, net	(3.1)	14.6
Cash provided by (used for) operating activities	(315.1)	(281.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,041.8)	(871.4)
Available-for-sale equity securities	(12.5)	(2.7)
Short-term investments	(448.9)	(1,058.9)
Derivative instruments	(37.8)	(33.0)
Fair value and other investments	(0.7)	(0.6)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,045.8	662.7
Available-for-sale equity securities	17.2	4.4
Short-term investments	424.3	915.6
Derivative instruments	32.1	53.6
Fair value and other investments	12.4	14.1
Contributions to limited partnerships and limited liability corporations	(55.8)	(34.0)
Distributions from limited partnerships and limited liability corporations	77.7	64.0
Policy loans, net	44.2	78.0
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	—	(4.4)
Cash provided by (used for) investing activities	56.2	(212.6)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

(Continued from previous page)	Six Months Ended June 30,
($ in millions)	2015	2014
FINANCING ACTIVITIES:
Policyholder deposits	769.7	713.0
Policyholder withdrawals	(578.3)	(611.9)
Net transfers (to) from separate accounts	178.6	227.7
Impact of financing activities of consolidated investment entities, net	(5.3)	0.2
Cash provided by (used for) financing activities	364.7	329.0
Change in cash and cash equivalents	105.8	(164.8)
Change in cash included in discontinued operations assets	1.5	(1.4)
Cash and cash equivalents, beginning of period	450.0	496.4
Cash and cash equivalents, end of period	$557.3	$330.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(16.8)	$—
Interest expense on indebtedness paid	$(13.9)	$(13.9)

Non-Cash Transactions During the Period
Investment exchanges	$61.1	$62.4

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
($ in millions)	2015	2014
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,632.8	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	(0.4)
Balance, end of period	$2,632.8	$2,632.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(234.4)	$(185.0)
Other comprehensive income (loss)	(30.8)	12.9
Balance, end of period	$(265.2)	$(172.1)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,889.0)	$(1,675.8)
Net income (loss)	(96.6)	(50.5)
Balance, end of period	$(1,985.6)	$(1,726.3)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$326.6	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(127.4)	(38.0)
Balance, end of period	$199.2	$551.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$20.0	$11.8
Net income (loss) attributable to noncontrolling interests	1.2	(0.1)
Change in equity of noncontrolling interests	(5.3)	0.1
Balance, end of period	$15.9	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$346.6	$601.3
Change in stockholders’ equity	(131.5)	(38.0)
Balance, end of period	$215.1	$563.3

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements Three and Six Months Ended June 30, 2015 and 2014

1.    Organization and Description of Business

The Phoenix Companies, Inc. is a holding company for its insurance and financial services subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”) that provide life insurance and annuity products to both affluent and middle market consumers. Phoenix Life and PHL Variable, collectively with Phoenix Life and Annuity Company (“PLAC”) and American Phoenix Life and Reassurance (“APLAR”), are our Life Companies (collectively, with the holding company, “we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”). Our products are distributed through independent agents and financial advisors. Most of our life insurance in force is permanent life insurance insuring one or more lives and our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

As a result of discussions with its regulators related to the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix announced its intention to de-stack its insurance company subsidiaries making PHL Variable, PLAC and APLAR subsidiaries of the holding company. See Note 21 to these consolidated interim unaudited financial statements regarding the de-stacking.

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

These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and six months ended June 30, 2015 are not necessarily indicative of full year results. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

In the 2014 Form 10-K, the Company restated its financial statements for the year ended December 31, 2013, the three-months ended December 31, 2013, and the three-months ended June 30, 2014 and revised its financial statements for all other periods presented. The unaudited financial statements for the three month period ended June 30, 2014 contained in this Form 10-Q are presented on a restated basis, and the unaudited financial statements for the six month period ended June 30, 2014 contained in this Form 10-Q are presented on a revised basis, consistent with the restated and revised financial statements contained in the 2014 Form 10-K.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Use of estimates

In preparing these consolidated interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets which could have a material impact on the consolidated interim unaudited financial statements. Actual results could differ from these estimates.

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of June 30, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $64.5 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Department of Financial Services (the “NYDFS”) in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the six months ended June 30, 2015, Phoenix Life declared $30.0 million in dividends. As a result of the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable, including the additional dividends declared subsequent to June 30, 2015. (See Note 21 to these interim unaudited financial statements for additional information.) The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs.

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
We pay interest on senior unsecured bonds. Interest paid on senior unsecured bonds for the six months ended June 30, 2015 and 2014 was $10.0 million and $10.0 million, respectively. As of June 30, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million in 2032. See Note 8 to these consolidated interim unaudited financial statements for additional information.

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

•
The holding company pays operating expenses associated with its operation. It has also paid the majority of the expenses associated with the restatements of our prior period financial statements. Holding company operating expenses for the six months ended June 30, 2015 and 2014 were $17.4 million and $63.4 million, respectively. There are expense sharing arrangements in place among the holding company and its operating subsidiaries. However, given unique circumstances regarding the restatements of prior period financial statements, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum Company Action Level risk-based capital ratio of 225% (Authorized Control Level ratio of 450%) at PHL Variable. As of June 30, 2015, primarily as a result of the execution of the intercompany reinsurance treaty entered into between operating subsidiaries to optimize statutory capital deployment, PHL Variable had an estimated risk-based capital ratio of 201%, compared with 122% as of March 31, 2015 and 218% as of December 31, 2014. As a result of the de-stacking, an existing commitment by Phoenix Life to keep the PHL Variable’s capital and surplus at Authorized Control Level risk-based capital of 250% (125% Company Action Level) will be extinguished.

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

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued guidance which requires enhanced disclosure requirements for insurers relating to short-duration insurance contracts including claims and the unpaid claims liability rollforward to interim periods. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB issued guidance for investments measured at net asset value (“NAV”), as a practical expedient for fair value, to be excluded from the fair value hierarchy. The new guidance requires reporting entities to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient and to make certain disclosures about the nature and risks of those investments. If the NAV is actually at fair value, then a reporting entity would continue to include the investment in the fair value hierarchy and make all required fair value disclosures. For public business entities, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance is retrospective to all periods presented and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Customer’s Accounting for Fees Paid in a Cloud Computing Agreement

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new guidance, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. The new guidance provides guidance on which existing accounting model should be applied. For public business entities, the guidance is effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Retirement Benefits - Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Assets

In April 2015, the FASB issued guidance for a practical expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the new guidance provides for a practical expedient that permits the entity to measure defined benefit assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. In addition, for a significant event such as a plan amendment, settlement or curtailment, the new guidance provides for a practical expedient that permits the entity to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. An entity is required to disclose the accounting policy election and the date used to measure the defined benefit assets and obligations in accordance with this new guidance. For public business entities, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted and the new guidance should be applied prospectively. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs (“DAC”)

In the first quarter of 2015, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life profits followed by losses (“PFBL”). The result was a net expense of approximately $0.2 million recorded in the three months ended March 31, 2015.

The following table summarizes the current interest rate assumption as updated in the first quarter unlock:

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

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $550.0 million and $559.1 million as of June 30, 2015 and December 31, 2014, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Direct premiums	$115.4	$119.1	$226.4	$234.9
Premiums assumed	(0.1)	0.6	1.7	2.4
Premiums ceded [1]	(28.7)	(36.5)	(63.1)	(74.5)
Premiums	$86.6	$83.2	$165.0	$162.8
Percentage of amount assumed to net premiums	(0.1)%	0.7%	1.0%	1.5%

Direct policy benefits incurred	$206.6	$196.8	$533.9	$375.3
Policy benefits assumed	4.2	25.8	5.8	38.4
Policy benefits ceded	(38.1)	(64.8)	(126.6)	(133.5)
Premiums paid [2]	16.0	16.0	38.6	38.3
Policy benefits [3]	$188.7	$173.8	$451.7	$318.5
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $98.6 million and $127.5 million, net of reinsurance, for the three months ended June 30, 2015 and 2014, respectively, and $127.6 million and $213.1 million, net of reinsurance, for the six months ended June 30, 2015 and 2014, respectively.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

3. Reinsurance (continued)

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At June 30, 2015, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at June 30, 2015 and December 31, 2014, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities as of: ($ in millions)	June 30, 2015	December 31, 2014	Inception

Available-for-sale debt securities	$5,699.6	$5,877.0	$4,773.1
Available-for-sale equity securities	83.5	91.7	—
Short-term investments	59.6	—	—
Limited partnerships and other investments	355.8	343.4	399.0
Policy loans	1,140.5	1,159.1	1,380.0
Fair value investments	54.1	59.8	—
Total closed block investments	7,393.1	7,531.0	6,552.1
Cash and cash equivalents	70.2	89.6	—
Accrued investment income	78.0	80.7	106.8
Reinsurance recoverable	23.5	19.1	—
Deferred income taxes, net	288.6	290.3	389.4
Other closed block assets	50.0	67.4	41.4
Total closed block assets	7,903.4	8,078.1	7,089.7
Policy liabilities and accruals	7,950.4	8,058.2	8,301.7
Policyholder dividends payable	198.0	201.9	325.1
Policy dividend obligation	629.0	714.8	—
Other closed block liabilities	60.7	48.0	12.3
Total closed block liabilities	8,838.1	9,022.9	8,639.1
Excess of closed block liabilities over closed block assets [1]	934.7	944.8	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(9.7)	(11.8)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$944.4	$956.6
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Closed block revenues
Premiums	$78.8	$75.8	$149.0	$148.6
Net investment income	95.0	93.7	195.2	201.0
Net realized gains (losses)	0.6	5.0	(4.0)	10.3
Total revenues	174.4	174.5	340.2	359.9
Policy benefits	108.4	122.1	223.9	225.9
Other operating expenses	1.4	0.4	1.5	0.6
Total benefits and expenses	109.8	122.5	225.4	226.5
Closed block contribution to income before dividends and income taxes	64.6	52.0	114.8	133.4
Policyholder dividends	(54.9)	(42.6)	(95.0)	(114.8)
Closed block contribution to income before income taxes	9.7	9.4	19.8	18.6
Applicable income tax expense	3.4	3.3	6.9	6.5
Closed block contribution to income	6.3	6.1	12.9	12.1
Less: Closed block contribution to income attributable to noncontrolling interests	0.1	(0.1)	0.6	(0.2)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.2	$6.2	$12.3	$12.3

Closed Block Policyholder Dividend Obligation as of:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Policyholder dividend obligation
Policyholder dividends recorded through earnings	$54.9	$42.6	$95.0	$114.8
Policyholder dividends recorded through OCI	(161.4)	77.6	(98.7)	159.2
Additions to (reductions of) policyholder dividend liabilities	(106.5)	120.2	(3.7)	274.0
Policyholder dividends paid	(43.5)	(43.1)	(86.0)	(85.0)
Increase (decrease) in policyholder dividend liabilities	(150.0)	77.1	(89.7)	189.0
Policyholder dividend liabilities, beginning of period	977.0	817.4	916.7	705.5
Policyholder dividend liabilities, end of period	827.0	894.5	827.0	894.5
Policyholder dividends payable, end of period	(198.0)	(207.1)	(198.0)	(207.1)
Policyholder dividend obligation, end of period	$629.0	$687.4	$629.0	$687.4

The policyholder dividend obligation includes approximately $289.4 million and $277.9 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of June 30, 2015 and December 31, 2014, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of June 30, 2015 and December 31, 2014, the policyholder dividend obligation also includes $339.6 million and $436.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended June 30, 2015 and 2014 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$836.5	$906.9	$848.6	$947.8
Policy acquisition costs deferred	25.5	18.6	47.3	33.2
Costs amortized to expenses:
Recurring costs	(21.4)	(17.1)	(36.5)	(52.8)
Assumption unlocking	—	—	(6.6)	—
Realized investment gains (losses)	(3.2)	(2.0)	1.4	9.1
Offsets to net unrealized investment gains or losses included in AOCI	56.2	(24.6)	39.4	(55.5)
Balance, end of period	$893.6	$881.8	$893.6	$881.8

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended June 30, 2015 and 2014 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$79.2	$76.1	$79.4	$77.4
Sales inducements deferred	4.3	5.4	9.6	7.5
Amortization charged to income	(2.9)	(2.6)	(4.8)	(2.8)
Offsets to net unrealized investment gains or losses included in AOCI	7.3	(2.9)	3.7	(6.1)
Balance, end of period	$87.9	$76.0	$87.9	$76.0

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at June 30, 2015 and December 31, 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Fair Value and Cost of Securities:	June 30, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$388.1	$46.2	$(0.1)	$434.2	$—
State and political subdivision	541.2	32.6	(4.6)	569.2	(1.1)
Foreign government	215.5	23.7	(0.8)	238.4	—
Corporate	8,234.3	420.8	(120.2)	8,534.9	(6.8)
Commercial mortgage-backed (“CMBS”)	590.3	40.8	(0.4)	630.7	—
Residential mortgage-backed (“RMBS”)	1,574.8	62.2	(14.1)	1,622.9	(25.4)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	260.9	1.9	(2.9)	259.9	(5.8)
Other asset-backed (“ABS”)	250.9	10.8	(4.8)	256.9	(0.6)
Available-for-sale debt securities	$12,056.0	$639.0	$(147.9)	$12,547.1	$(39.7)
Amounts applicable to the closed block	$5,369.8	$375.0	$(45.2)	$5,699.6	$(9.6)
Available-for-sale equity securities	$147.2	$22.8	$(1.7)	$168.3	$—
Amounts applicable to the closed block	$73.7	$11.0	$(1.2)	$83.5	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Maturities of Debt Securities:	June 30, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$198.2	$200.1
Due after one year through five years	1,944.0	2,053.5
Due after five years through ten years	3,483.2	3,588.0
Due after ten years	3,753.7	3,935.1
CMBS/RMBS/ABS/CDO/CLO [1]	2,676.9	2,770.4
Total	$12,056.0	$12,547.1
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of June 30, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Six Months Ended June 30,
	2015	2014
Debt securities, available-for-sale
Proceeds from sales	$476.8	$70.4
Proceeds from maturities/repayments	556.0	605.2
Gross investment gains from sales, prepayments and maturities	20.8	20.1
Gross investment losses from sales and maturities	(1.9)	(4.2)

Equity securities, available-for-sale
Proceeds from sales	$14.3	$4.4
Gross investment gains from sales	—	1.9
Gross investment losses from sales	—	(1.5)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	June 30, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$2.9	$(0.1)	$1.7	$—	$4.6	$(0.1)
State and political subdivision	81.6	(1.6)	26.7	(3.0)	108.3	(4.6)
Foreign government	28.0	(0.8)	—	—	28.0	(0.8)
Corporate	1,972.3	(69.4)	442.1	(50.8)	2,414.4	(120.2)
CMBS	36.5	(0.4)	—	—	36.5	(0.4)
RMBS	99.3	(1.4)	187.4	(12.7)	286.7	(14.1)
CDO/CLO	94.1	(0.7)	88.6	(2.2)	182.7	(2.9)
Other ABS	7.7	—	14.6	(4.8)	22.3	(4.8)
Debt securities	2,322.4	(74.4)	761.1	(73.5)	3,083.5	(147.9)
Equity securities	6.6	(1.0)	18.0	(0.7)	24.6	(1.7)
Total temporarily impaired securities	$2,329.0	$(75.4)	$779.1	$(74.2)	$3,108.1	$(149.6)
Amounts inside the closed block	$728.1	$(25.3)	$303.1	$(21.1)	$1,031.2	$(46.4)
Amounts outside the closed block	$1,600.9	$(50.1)	$476.0	$(53.1)	$2,076.9	$(103.2)
Debt Securities outside the closed block that are below investment grade	$96.3	$(4.4)	$61.6	$(7.9)	$157.9	$(12.3)
Number of securities		411		159		570

Aging of Temporarily Impaired Securities:	December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$2.7	$(0.1)	$2.7	$(0.1)
State and political subdivision	11.6	(0.6)	31.1	(1.9)	42.7	(2.5)
Foreign government	15.7	(1.4)	—	—	15.7	(1.4)
Corporate	643.0	(23.5)	654.3	(51.1)	1,297.3	(74.6)
CMBS	12.6	—	10.9	(0.1)	23.5	(0.1)
RMBS	8.4	(0.2)	226.7	(11.7)	235.1	(11.9)
CDO/CLO	57.9	(0.5)	96.3	(2.8)	154.2	(3.3)
Other ABS	13.8	(0.1)	16.0	(4.6)	29.8	(4.7)
Debt securities	763.0	(26.3)	1,038.0	(72.3)	1,801.0	(98.6)
Equity securities	5.6	(0.7)	15.2	(0.9)	20.8	(1.6)
Total temporarily impaired securities	$768.6	$(27.0)	$1,053.2	$(73.2)	$1,821.8	$(100.2)
Amounts inside the closed block	$266.8	$(11.7)	$387.8	$(21.8)	$654.6	$(33.5)
Amounts outside the closed block	$501.8	$(15.3)	$665.4	$(51.4)	$1,167.2	$(66.7)
Debt Securities outside the closed block that are below investment grade	$84.2	$(4.1)	$50.4	$(6.6)	$134.6	$(10.7)
Number of securities		158		211		369

Unrealized losses on below-investment-grade debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $3.9 million and $0, respectively, at June 30, 2015, of which $2.4 million and $0, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

As of June 30, 2015, available-for-sale securities in an unrealized loss position for over 12 months consisted of 149 debt securities and 10 equity securities. These debt securities primarily relate to corporate securities, RMBS and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

Evaluating temporarily impaired available-for-sale securities

In management’s evaluation of temporarily impaired securities, many factors about individual issuers of securities, as well as our best judgment in determining the cause of a decline in the estimated fair value, are considered in the assessment of potential near-term recovery in the security’s value. Some of those considerations include, but are not limited to: (i) duration of time and extent to which the estimated fair value has been below cost or amortized cost; (ii) for debt securities, if the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (iii) whether the issuer is experiencing significant financial difficulties and the potential for impairments of that issuer’s securities; (iv) pervasive issues across an entire industry sector/sub-sector; and (v) for structured securities, assessing any changes in the forecasted cash flows, the quality of underlying collateral, expectations of prepayment speeds, loss severity and payment priority of tranches held.

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended June 30, 2015 and 2014 totaled $1.1 million and $1.0 million, respectively. OTTIs recorded for available-for-sale debt and equity securities for the six months ended June 30, 2015 and 2014 totaled $9.5 million and $1.2 million, respectively. For the three months ended June 30, 2015, debt impairments of $1.1 million related primarily to continued deterioration of a previously impaired security.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(49.2)	$(63.1)	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	6.4	0.5	9.6	8.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(42.8)	$(62.6)	$(42.8)	$(62.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments: ($ in millions)	June 30, 2015	December 31, 2014
Limited partnerships
Private equity funds	$259.6	$241.1
Mezzanine funds	165.4	162.4
Infrastructure funds	32.5	38.9
Hedge funds	10.7	10.7
Mortgage and real estate funds	4.3	3.7
Leveraged leases	10.3	11.8
Direct equity investments	40.7	49.6
Life settlements	18.0	22.4
Other alternative assets	2.2	2.2
Limited partnerships and other investments	$543.7	$542.8
Amounts applicable to the closed block	$355.8	$343.4

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

Sources of Net Investment Income:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Debt securities [1]	$150.7	$144.0	$299.5	$287.8
Equity securities	1.7	3.0	3.6	5.1
Limited partnerships and other investments	15.7	6.3	28.9	32.8
Policy loans	41.8	41.3	83.5	82.5
Fair value investments	(0.9)	1.5	10.2	3.6
Total investment income	209.0	196.1	425.7	411.8
Less: Discontinued operations	0.3	0.3	0.6	0.6
Less: Investment expenses	6.4	4.3	13.5	8.2
Net investment income	$202.3	$191.5	$411.6	$403.0
Amounts applicable to the closed block	$95.0	$93.7	$195.2	$201.0
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(0.9)	$—	$(1.0)	$0.2
Portion of losses recognized in OCI	(0.2)	—	(1.6)	(0.2)
Net debt impairments recognized in earnings	$(1.1)	$—	$(2.6)	$—
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(1.1)	—	(2.4)
CMBS	—	—	—	—
RMBS	—	—	(0.2)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(1.1)	—	(2.6)	—
Equity security impairments	—	(1.0)	(6.9)	(1.2)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(1.1)	(1.0)	(9.5)	(1.2)
Debt security transaction gains	12.3	8.7	20.8	20.3
Debt security transaction losses	(1.1)	(0.4)	(2.0)	(4.3)
Equity security transaction gains	—	—	—	1.9
Equity security transaction losses	—	(1.5)	—	(1.5)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	11.2	6.8	18.8	16.4
Derivative instruments	(11.9)	(0.1)	(14.2)	(23.9)
Embedded derivatives [1]	4.4	(2.2)	(5.9)	(15.1)
Assets valued at fair value	(4.7)	0.7	(7.4)	1.1
Net realized gains (losses), excluding impairment losses	(1.0)	5.2	(8.7)	(21.5)
Net realized gains (losses), including impairment losses	$(2.1)	$4.2	$(18.2)	$(22.7)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated interim unaudited financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Debt securities	$(354.1)	$163.4	$(210.2)	$329.4
Equity securities	0.1	5.3	(2.4)	7.5
Other investments	(2.2)	(0.1)	(2.4)	0.2
Net unrealized investment gains (losses)	$(356.2)	$168.6	$(215.0)	$337.1

Net unrealized investment gains (losses)	$(356.2)	$168.6	$(215.0)	$337.1
Applicable to closed block policyholder dividend obligation	(161.4)	77.6	(98.7)	159.2
Applicable to DAC	(56.2)	24.6	(39.4)	55.5
Applicable to other actuarial offsets	(83.9)	14.5	(25.6)	46.8
Applicable to deferred income tax expense (benefit)	(24.4)	33.4	(17.4)	66.1
Offsets to net unrealized investment gains (losses)	(325.9)	150.1	(181.1)	327.6
Net unrealized gains (losses) included in OCI	$(30.3)	$18.5	$(33.9)	$9.5

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at June 30, 2015 and December 31, 2014.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	June 30, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$14.9	$—	$9.9	$5.5	$—	$5.1
Equity securities, at fair value [2]	44.8	—	39.5	35.0	—	30.0
Cash and cash equivalents	6.2	—	5.7	9.4	—	9.3
Investment in partnership interests [2]	1.4	—	1.4	—	—	—
Investment in single asset LLCs [2]	23.4	—	18.9	50.6	—	36.6
Other assets	5.4	—	4.2	0.6	—	0.5
Total assets of consolidated VIEs	$96.1	$—	$79.6	$101.1	$—	$81.5
Total liabilities of consolidated VIEs	$—	$0.6	$0.4	$—	$0.6	$0.5
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at June 30, 2015 and December 31, 2014 excludes unfunded commitments of $7.7 million and $11.9 million, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $126.3 million and $151.5 million as of June 30, 2015 and December 31, 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	June 30, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$84.9	$—	$131.9	$106.0	$—	$157.8
LLCs	41.4	—	41.4	45.5	—	45.5
Total	$126.3	$—	$173.3	$151.5	$—	$203.3
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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $902.4 million and $848.8 million at June 30, 2015 and December 31, 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2015, we were exposed to the credit concentration risk of 75 issuers each representing exposure greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. The top five largest exposures were Bank of America Corp, Deutsche Bank AG, General Electric Company, Berkshire Hathaway Inc. and The Bank of New York Mellon Corp. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of June 30, 2015, we held derivative assets, net of liabilities, with a fair value of $49.8 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $289.6 million as of June 30, 2015. Our maximum amount of loss due to credit risk with these issuers was $339.4 million as of June 30, 2015. See Note 11 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

8.    Financing Activities

Indebtedness

The carrying value of our debt was as follows:

Indebtedness at Carrying Value: ($ in millions)	June 30, 2015	December 31, 2014

7.15% surplus notes, due 2034	$126.2	$126.2
7.45% senior unsecured bonds, due 2032	252.7	252.7
Total indebtedness	$378.9	$378.9

We incurred interest expense of $7.1 million and $7.1 million for the three months ended June 30, 2015 and 2014, respectively, and $14.2 million and $14.2 million for the six months ended June 30, 2015 and 2014, respectively.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Financing Activities (continued)

7.15% surplus notes

Our 7.15% surplus notes are an obligation of Phoenix Life. Interest payments are at an annual rate of 7.15%, require the prior approval of the NYDFS and may be made only out of surplus funds which the NYDFS determines to be available for such payments under New York Insurance Law. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

7.45% senior unsecured bonds

The indenture governing our 7.45% senior unsecured bonds requires us to file with U.S. Bank, National Association, as trustee, within 15 days after we are required to file with the Securities and Exchange Commission (“SEC”), copies of the annual reports and of the information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In connection with a restatement of our prior period financial statements, we were unable to file with the SEC certain of our periodic SEC reports and meet the requirement to timely deliver a copy of such reports to the trustee.

On February 21, 2014, we executed a supplemental indenture that provided a waiver to extend the date for providing the trustee with the Company’s Quarterly Report on Form 10-Q for the third quarter of 2012, the 2012 Form 10-K, our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2013, the 2013 Form 10-K and our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2014 to March 16, 2015. As a result, any and all defaults and events of default, including the delayed filing of such reports, occurring under the indenture prior to the supplemental indenture were waived. We completed the filing of these reports on November 21, 2014.

9.    Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock.

Through June 30, 2015, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of June 30, 2015, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of June 30, 2015, we also had 0.3 million shares reserved for issuance under our stock option plans and 0.1 million shares reserved for issuance under our restricted stock unit (“RSU”) plans.

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

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record approximately 5.2% of our outstanding common stock. In the six months ended June 30, 2015 and 2014, we incurred $1.5 million and $1.3 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

Morgan Stanley currently owns of record approximately 5.1% of our outstanding common stock. In the six months ended June 30, 2015 and 2014, we incurred $0 and $1.1 million, respectively, for fees associated with a bondholder solicitation seeking consent to amend the indenture governing our 7.45% senior unsecured bonds. See Note 8 to these consolidated interim unaudited financial statements for additional information.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Assets with fair value and carrying value of $2.8 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	June 30, 2015	December 31, 2014
($ in millions)
Debt securities	$346.1	$375.9
Equity funds	1,522.9	1,638.6
Other	46.1	49.9
Total	$1,915.1	$2,064.4

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our consolidated balance sheets. Changes in the liability are recorded in policy benefits on our consolidated statements of operations and comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$20.7	$14.6	$21.4	$17.1
Incurred	0.5	0.3	(0.1)	(2.2)
Paid	(0.9)	(0.2)	(1.5)	(0.2)
Assumption unlocking	—	—	0.4	—
Change due to net unrealized gains or losses included in AOCI	(0.2)	—	(0.1)	—
Balance, end of period	$20.1	$14.7	$20.1	$14.7

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$22.1	$9.6	$22.7	$9.8
Incurred	0.1	(0.7)	—	(0.8)
Paid	(0.8)	—	(1.4)	—
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(0.1)	—	—	(0.1)
Balance, end of period	$21.3	$8.9	$21.3	$8.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

GMDB and GMIB Benefits by Type:	June 30, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$606.9	$1.5	$1.5	64
GMDB step up	1,619.3	111.4	17.6	65
GMDB earnings enhancement benefit (“EEB”)	27.2	3.2	3.2	65
GMDB greater of annual step up and roll up	21.9	5.1	5.1	69
Total GMDB at June 30, 2015	2,275.3	$121.2	$27.4
Less: General account value with GMDB	366.5
Subtotal separate account liabilities with GMDB	1,908.8
Separate account liabilities without GMDB	946.4
Total separate account liabilities	$2,855.2
GMIB [1] at June 30, 2015	$292.4			66

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$661.5	$1.6	$1.6	63
GMDB step up	1,723.2	112.2	13.4	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	2,436.5	$118.6	$19.8
Less: General account value with GMDB	378.6
Subtotal separate account liabilities with GMDB	2,057.9
Separate account liabilities without GMDB	962.8
Total separate account liabilities	$3,020.7
GMIB [1] at December 31, 2014	$319.6			65
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$171.3	$104.1	$147.0	$85.4
Incurred	16.0	14.5	26.5	14.8
Paid	(0.1)	(0.1)	(0.2)	(0.2)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(33.8)	16.7	(19.9)	35.2
Balance, end of period	$153.4	$135.2	$153.4	$135.2

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$200.9	$178.0	$195.8	$170.6
Incurred	10.7	9.5	20.8	17.9
Paid	(4.8)	(1.3)	(11.2)	(3.2)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(3.0)	0.9	(1.6)	1.8
Balance, end of period	$203.8	$187.1	$203.8	$187.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$387.7	$279.9	$351.5	$249.1
Incurred	(8.3)	23.3	8.4	39.4
Assumption unlocking	—	—	(6.8)	—
Change due to net unrealized gains or losses included in AOCI	(28.2)	(9.0)	(1.9)	5.7
Balance, end of period	$351.2	$294.2	$351.2	$294.2

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 11 to our consolidated financial statements in the 2014 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	June 30, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$450.2	65
GMAB	275.5	59
COMBO	5.3	65
Balance, end of period	$731.0

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$496.8	65
GMAB	315.6	59
COMBO	7.1	65
Balance, end of period	$819.5

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

The GMWB, GMAB and COMBO features represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These liabilities are recorded at fair value within policyholder deposit funds on the consolidated balance sheets with changes in fair value recorded in realized investment gains on the consolidated statements of operations and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted. Embedded derivative liabilities for GMWB, GMAB and COMBO are shown in the table below.

Embedded Derivative Liabilities: ($ in millions)	June 30, 2015	December 31, 2014

GMWB	$4.5	$7.3
GMAB	(0.9)	(0.3)
COMBO	(0.2)	(0.2)
Total variable annuity embedded derivative liabilities	$3.4	$6.8

There were no benefit payments made for the GMWB and GMAB in the three months ended June 30, 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposit funds within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of operations and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $172.3 million and $153.9 million as of June 30, 2015 and December 31, 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of operations and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2015 are $4.4 million and $(5.9) million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2014 are $(2.2) million and $(15.1) million, respectively.

11.    Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes surplus hedging as well as hedging of our fixed indexed annuity (“FIA”) exposure. From time to time, the Company uses forward starting swaps to lock-in interest rates on future bond purchases. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our FIA products.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Derivative Instruments (continued)

The Company seeks to enter into derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. Counterparties or central clearinghouses may require cash to be posted as collateral or margin. As of June 30, 2015 and December 31, 2014, $33.9 million and $18.6 million, respectively, of cash and cash equivalents were held as collateral or margin by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of June 30, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$239.5	$1.8	$2.9
Variance swaps	2015 - 2017	0.9	—	9.4
Put options	2015 - 2022	692.5	22.7	—
Call options [2]	2015 - 2020	2,285.3	78.0	42.0
Cross currency swaps	2016	10.0	1.4	—
Equity futures	2015	10.6	0.2	—
Total derivative instruments		$3,238.8	$104.1	$54.3
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.1	—
Put options	2015 - 2022	692.5	31.1	—
Call options [2]	2015 - 2019	2,019.2	119.8	74.6
Cross currency swaps	2016	10.0	0.6	—
Equity futures	2015	4.1	—	0.5
Total derivative instruments		$3,617.7	$161.3	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Interest rate swaps	$(4.3)	$1.8	$(1.6)	$6.8
Variance swaps	(0.4)	(0.4)	(0.8)	(1.0)
Swaptions	—	(7.6)	(0.1)	(25.9)
Put options	(4.1)	(4.3)	(8.3)	(8.5)
Call options	(2.8)	17.2	(4.3)	14.2
Cross currency swaps	(0.3)	0.1	0.7	—
Equity futures	—	(6.9)	0.2	(9.5)
Embedded derivatives	4.4	(2.2)	(5.9)	(15.1)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(7.5)	$(2.3)	$(20.1)	$(39.0)

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

Offsetting of Derivative Assets/Liabilities:	June 30, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$104.1	$—	$104.1	$(49.6)	$—	$54.5
Total derivative liabilities	$(54.3)	$—	$(54.3)	$49.6	$4.7	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$161.3	$—	$161.3	$(82.5)	$—	$78.8
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.5	$3.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $29.2 million and $15.5 million as of June 30, 2015 and December 31, 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of June 30, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

Fair Values of Financial Instruments by Level:	June 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$76.6	$357.6	$434.2
State and political subdivision	—	166.3	402.9	569.2
Foreign government	—	205.8	32.6	238.4
Corporate	—	4,263.9	4,271.0	8,534.9
CMBS	—	601.0	29.7	630.7
RMBS	—	1,206.4	416.5	1,622.9
CDO/CLO	—	—	259.9	259.9
Other ABS	—	63.9	193.0	256.9
Total available-for-sale debt securities	—	6,583.9	5,963.2	12,547.1
Available-for-sale equity securities	—	—	168.3	168.3
Short-term investments	174.6	—	—	174.6
Derivative assets	0.2	103.9	—	104.1
Fair value investments [2]	26.1	8.8	179.0	213.9
Separate account assets	2,855.2	—	—	2,855.2
Total assets	$3,056.1	$6,696.6	$6,310.5	$16,063.2
Liabilities
Derivative liabilities	$—	$54.3	$—	$54.3
Embedded derivatives	—	—	175.7	175.7
Total liabilities	$—	$54.3	$175.7	$230.0
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at June 30, 2015 include $103.3 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $21.1 million as of June 30, 2015. Changes in the fair value of these assets are recorded through net investment income. Additionally, $89.5 million of assets relate to investment holdings of consolidated VIEs held at fair value, $5.0 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2015.

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

Available-for-sale debt securities as of June 30, 2015 and December 31, 2014, respectively, are reported net of $26.4 million and $27.8 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	June 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$625.5	$1,204.8	$1,830.3
Energy	—	615.5	432.3	1,047.8
Financial services	—	1,716.0	910.4	2,626.4
Capital goods	—	420.2	357.4	777.6
Transportation	—	114.4	304.3	418.7
Utilities	—	355.3	719.6	1,074.9
Other	—	417.0	342.2	759.2
Total corporates	$—	$4,263.9	$4,271.0	$8,534.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$593.0	$1,266.6	$1,859.6
Energy	—	534.6	472.8	1,007.4
Financial services	—	1,617.3	967.9	2,585.2
Capital goods	—	398.1	384.8	782.9
Transportation	—	104.7	305.8	410.5
Utilities	—	348.1	683.4	1,031.5
Other	—	398.4	322.6	721.0
Total corporates	$—	$3,994.2	$4,403.9	$8,398.1

As of June 30, 2015, the only financial instruments carried at fair value on a non-recurring basis were life settlement contracts with a fair value of $18.0 million, which are included in limited partnerships and other investments in the consolidated balance sheets. Since the fair value of these contracts is determined using a discounted cash flow model that includes significant unobservable inputs, these contracts are classified as Level 3. Significant unobservable inputs at June 30, 2015 are the discount rate of 17.00% and mortality assumptions ranging from 90% to 293% of the 2008 valuation basic table. There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2014.

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

Level 3 Financial Assets:	Three Months Ended June 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$366.4	$—	$(4.3)	$—	$—	$—	$(4.5)	$357.6
State and political subdivision	405.4	15.3	(3.4)	—	—	—	(14.4)	402.9
Foreign government	32.4	1.0	(1.0)	—	—	—	0.2	32.6
Corporate	4,354.1	196.3	(161.9)	59.0	(40.1)	(3.1)	(133.3)	4,271.0
CMBS	35.2	10.3	(5.2)	—	(10.1)	(0.1)	(0.4)	29.7
RMBS	481.6	0.2	(32.3)	—	(29.7)	—	(3.3)	416.5
CDO/CLO	205.5	71.3	(16.0)	—	—	1.2	(2.1)	259.9
Other ABS	208.9	4.5	(14.1)	—	(3.3)	0.2	(3.2)	193.0
Total available-for-sale debt securities	6,089.5	298.9	(238.2)	59.0	(83.2)	(1.8)	(161.0)	5,963.2
Available-for-sale equity securities	175.5	13.8	(18.0)	—	—	(6.9)	3.9	168.3
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	204.9	—	(6.6)	—	—	(19.3)	—	179.0
Total assets	$6,469.9	$312.7	$(262.8)	$59.0	$(83.2)	$(28.0)	$(157.1)	$6,310.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended June 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$340.4	$—	$(23.1)	$—	$—	$—	$56.1	$373.4
State and political subdivision	276.8	6.6	(2.7)	—	—	—	4.7	285.4
Foreign government	16.1	—	—	—	—	—	0.4	16.5
Corporate	3,940.3	70.5	(137.0)	25.6	(4.6)	2.5	(25.8)	3,871.5
CMBS	52.1	—	(20.8)	—	(0.2)	—	0.5	31.6
RMBS	535.2	0.7	(19.3)	—	(4.5)	(0.3)	(0.5)	511.3
CDO/CLO	236.1	22.0	(20.8)	—	—	0.1	1.6	239.0
Other ABS	229.4	—	(8.9)	—	—	1.2	1.5	223.2
Total available-for-sale debt securities	5,626.4	99.8	(232.6)	25.6	(9.3)	3.5	38.5	5,551.9
Available-for-sale equity securities	63.0	6.0	—	—	—	(0.5)	79.6	148.1
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	170.3	—	(11.5)	—	—	3.6	—	162.4
Total assets	$5,859.7	$105.8	$(244.1)	$25.6	$(9.3)	$6.6	$118.1	$5,862.4
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Six Months Ended June 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$362.2	$9.9	$(6.4)	$—	$—	$—	$(8.1)	$357.6
State and political subdivision	400.2	28.9	(5.6)	—	(14.0)	—	(6.6)	402.9
Foreign government	53.6	—	—	4.2	(26.7)	—	1.5	32.6
Corporate	4,403.9	362.0	(221.8)	74.5	(302.1)	(1.0)	(44.5)	4,271.0
CMBS	152.8	10.3	(5.3)	8.5	(132.5)	(0.1)	(4.0)	29.7
RMBS	470.3	0.6	(49.9)	—	—	(0.2)	(4.3)	416.5
CDO/CLO	196.9	90.4	(29.0)	—	—	1.7	(0.1)	259.9
Other ABS	245.1	4.5	(21.1)	—	(31.9)	(0.2)	(3.4)	193.0
Total available-for-sale debt securities	6,285.0	506.6	(339.1)	87.2	(507.2)	0.2	(69.5)	5,963.2
Available-for-sale equity securities	179.5	10.6	(14.2)	—	—	(6.2)	(1.4)	168.3
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	190.0	0.4	(8.4)	—	—	(3.0)	—	179.0
Total assets	$6,654.5	$517.6	$(361.7)	$87.2	$(507.2)	$(9.0)	$(70.9)	$6,310.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Six Months Ended June 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$62.8	$(28.3)	$—	$—	$—	$11.7	$373.4
State and political subdivision	269.1	9.5	(3.3)	—	—	—	10.1	285.4
Foreign government	15.9	—	—	—	—	—	0.6	16.5
Corporate	3,893.8	235.8	(218.4)	15.8	(131.4)	4.3	71.6	3,871.5
CMBS	113.7	—	(21.8)	—	(60.3)	(0.1)	0.1	31.6
RMBS	552.7	1.3	(37.2)	—	(4.3)	1.6	(2.8)	511.3
CDO/CLO	224.1	39.9	(33.8)	—	—	1.8	7.0	239.0
Other ABS	247.7	—	(21.7)	—	(1.7)	1.8	(2.9)	223.2
Total available-for-sale debt securities	5,644.2	349.3	(364.5)	15.8	(197.7)	9.4	95.4	5,551.9
Available-for-sale equity securities	135.2	12.8	(1.4)	—	—	—	1.5	148.1
Short-term investments	0.9	—	—	—	—	—	(0.9)	—
Fair value investments	169.9	—	(3.8)	—	—	(3.7)	—	162.4
Total assets	$5,950.2	$362.1	$(369.7)	$15.8	$(197.7)	$5.7	$96.0	$5,862.4
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$175.6	$109.0	$160.7	$87.8
Net purchases / settlements	4.5	6.9	9.1	15.2
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	(4.4)	2.2	5.9	15.1
Balance, end of period	$175.7	$118.1	$175.7	$118.1

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

Level 3 Assets: [1]	June 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$357.6	Discounted cash flow	Yield	0.92% - 4.65% (3.33%)
State and political subdivision	$212.4	Discounted cash flow	Yield	1.98% - 4.75% (3.42%)
Corporate	$3,238.1	Discounted cash flow	Yield	0.92% - 7.31% (3.37%)
Other ABS	$36.6	Discounted cash flow	Yield	0.50% - 3.05% (1.76%)
Fair value investments	$6.5	Discounted cash flow	Default rate	0.16%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$362.2	Discounted cash flow	Yield	0.99% - 4.27% (3.17%)
State and political subdivision	$159.1	Discounted cash flow	Yield	2.15% - 4.50% (3.22%)
Corporate	$3,116.6	Discounted cash flow	Yield	0.93% - 6.88% (3.24%)
Other ABS	$39.3	Discounted cash flow	Yield	0.60% - 4.00% (1.92%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	June 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$172.3	Budget method	Swap curve	0.31% - 2.80%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.32%
Embedded derivatives (GMAB / GMWB / COMBO)	$3.4	Risk neutral stochastic valuation methodology	Volatility surface	8.16% - 61.32%
			Swap curve	0.25% - 3.02%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.32%

Level 3 Liabilities:	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.8	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	June 30, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$357.6	$—	$357.6
State and political subdivision	212.4	190.5	402.9
Foreign government	—	32.6	32.6
Corporate	3,238.1	1,032.9	4,271.0
CMBS	—	29.7	29.7
RMBS	—	416.5	416.5
CDO/CLO	—	259.9	259.9
Other ABS	36.6	156.4	193.0
Total available-for-sale debt securities	3,844.7	2,118.5	5,963.2
Available-for-sale equity securities	—	168.3	168.3
Fair value investments	6.5	172.5	179.0
Total assets	$3,851.2	$2,459.3	$6,310.5
Liabilities
Embedded derivatives	$175.7	$—	$175.7
Total liabilities	$175.7	$—	$175.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$362.2	$—	$362.2
State and political subdivision	159.1	241.1	400.2
Foreign government	—	53.6	53.6
Corporate	3,116.6	1,287.3	4,403.9
CMBS	—	152.8	152.8
RMBS	—	470.3	470.3
CDO/CLO	—	196.9	196.9
Other ABS	39.3	205.8	245.1
Total available-for-sale debt securities	3,677.2	2,607.8	6,285.0
Available-for-sale equity securities	—	179.5	179.5
Fair value investments	6.3	183.7	190.0
Total assets	$3,683.5	$2,971.0	$6,654.5
Liabilities
Embedded derivatives	$160.7	$—	$160.7
Total liabilities	$160.7	$—	$160.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	June 30, 2015		December 31, 2014
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,360.7	$2,347.4	$2,352.1	$2,339.2
Life settlements	Level 3	$18.0	$18.0	$22.4	$17.4

Financial liabilities:
Investment contracts	Level 3	$4,220.8	$4,222.2	$3,955.0	$3,957.3
7.15 % Surplus notes	Level 3	$126.2	$91.2	$126.2	$95.8
7.45% Senior unsecured bonds	Level 2	$252.7	$205.6	$252.7	$248.0

13.    Income Taxes

It is our general policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income tax asset balances, income tax benefit and expense and related valuation allowance for the three and six months ended June 30, 2015 have been computed based on the first six months of 2015 as a discrete period.

The tax benefit of $13.0 million for the three months ended June 30, 2015 is comprised of a $14.5 million current tax benefit and a $1.5 million deferred tax expense. The tax benefit of $15.2 million for the six months ended June 30, 2015 is attributable to current tax benefits. Of the current tax benefit, $2.0 million is a result of the conclusion of the 2011 and 2012 IRS audit. The remaining $13.2 million current tax benefit represents a benefit on our six month ended taxable loss.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $51.6 million as of June 30, 2015. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is also consistent with prior periods.

Consistent with the above, for the three months ended June 30, 2015, we recognized a net decrease in the valuation allowance of $6.0 million. For the six months ended June 30, 2015, we recognized a net increase in the valuation allowance of $25.0 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets increased by $22.9 million for the three months ended June 30, 2015, which was attributable to available-for-sale debt securities with gross unrealized losses. The net deferred tax assets increased by $17.4 million for the six months ended June 30, 2015, which also was attributable to available-for-sale debt securities with gross unrealized losses.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. In the second quarter of 2015, the IRS concluded their IRS audit of tax years 2011 and 2012, resulting in a benefit of $2.0 million. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

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

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the holding company funded the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company in the fourth quarter of 2014. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended June 30, 2015 and 2014 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of March 31, 2015	$8.2	$52.9	$(297.7)	$(236.6)
Change in component during the period before reclassifications	(1.7)	(22.1)	0.1	(23.7)
Amounts reclassified from AOCI	(0.3)	(6.2)	1.6	(4.9)
Balance as of June 30, 2015	$6.2	$24.6	$(296.0)	$(265.2)

Balance as of March 31, 2014	$10.2	$14.7	$(217.2)	$(192.3)
Change in component during the period before reclassifications	3.1	19.2	0.7	23.0
Amounts reclassified from AOCI	0.4	(4.2)	1.0	(2.8)
Balance as of June 30, 2014	$13.7	$29.7	$(215.5)	$(172.1)

Balance as of December 31, 2014	$9.9	$54.8	$(299.1)	$(234.4)
Change in component during the period before reclassifications	(2.2)	(25.7)	0.1	(27.8)
Amounts reclassified from AOCI	(1.5)	(4.5)	3.0	(3.0)
Balance as of June 30, 2015	$6.2	$24.6	$(296.0)	$(265.2)

Balance as of December 31, 2013	$7.0	$26.9	$(218.9)	$(185.0)
Change in component during the period before reclassifications	9.3	10.2	1.4	20.9
Amounts reclassified from AOCI	(2.6)	(7.4)	2.0	(8.0)
Balance as of June 30, 2014	$13.7	$29.7	$(215.5)	$(172.1)
———————

[1]
See Note 7 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

14. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$0.5	$(0.6)	$2.4	$4.0	Net realized capital gains (losses)
	0.5	(0.6)	2.4	4.0	Total before income taxes
	0.2	(0.2)	0.9	1.4	Income tax expense (benefit)
	$0.3	$(0.4)	$1.5	$2.6	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$9.6	$6.4	$6.9	$11.2	Net realized capital gains (losses)
	9.6	6.4	6.9	11.2	Total before income taxes
	3.4	2.2	2.4	3.8	Income tax expense (benefit)
	$6.2	$4.2	$4.5	$7.4	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(2.7)	$(1.9)	$(5.1)	$(3.8)	Other operating expense
Amortization of prior service costs	0.3	0.3	0.6	0.6	Other operating expense
	(2.4)	(1.6)	(4.5)	(3.2)	Total before income taxes
	(0.8)	(0.6)	(1.5)	(1.2)	Income tax expense (benefit)
	$(1.6)	$(1.0)	$(3.0)	$(2.0)	Net income (loss)

Total amounts reclassified from AOCI	$4.9	$2.8	$3.0	$8.0	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Service cost	$0.8	$0.6	$1.6	$1.2
Interest cost	8.6	9.1	17.2	18.2
Expected return on plan assets	(9.8)	(9.5)	(19.8)	(19.0)
Net loss amortization	2.7	2.0	5.2	4.0
Pension benefit cost	$2.3	$2.2	$4.2	$4.4

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

Components of Other Post-Employment Benefit Costs:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Service cost	$—	$—	$—	$—
Interest cost	0.3	0.4	0.7	0.8
Net gain amortization	—	(0.1)	(0.1)	(0.2)
Prior service cost amortization	(0.3)	(0.3)	(0.6)	(0.6)
Other post-employment benefit cost	$—	$—	$—	$—

For the three months ended June 30, 2015, other comprehensive loss included unrealized gains of $1.1 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the six months ended June 30, 2015, other comprehensive loss included unrealized gains of $2.0 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law. The law extended certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in the first and second quarters of 2015 and does not expect to make any contributions for the remainder of the year.

Savings plans

During the three months ended June 30, 2015 and 2014, we incurred costs of $0.9 million and $1.1 million, respectively, for contributions to our savings plans. During the six months ended June 30, 2015 and 2014, we incurred costs of $2.4 million and $2.5 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees of the Company (except Saybrus employees) are eligible to receive an annual employer discretionary contribution according to the 401(k) plan terms.

16.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2015	2014	2015	2014

Weighted-average common shares outstanding	5,751	5,749	5,751	5,745
Weighted-average effect of dilutive potential common shares:
Restricted stock units	24	3	12	10
Employee stock options	—	2	—	2
Potential common shares	24	5	12	12
Less: Potential common shares excluded from calculation due to net losses	24	5	12	12
Dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,751	5,749	5,751	5,745

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements

16. Earnings Per Share (continued)

As a result of the net loss from continuing operations for the three and six months ended June 30, 2015 and 2014, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

17.    Segment Information

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges, net investment income and realized gains (losses). Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Segment Information on Revenues:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Life and Annuity	$414.7	$406.5	$814.5	$800.8
Saybrus Partners [1]	11.1	9.6	20.1	16.9
Less: Intercompany revenues [2]	3.8	3.0	7.2	5.6
Total revenues	$422.0	$413.1	$827.4	$812.1
———————

[1]
Includes intercompany commission revenue of $3.8 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.

[2]	All intercompany balances are eliminated in consolidating the financial statements.

Operating income is a non-U.S. GAAP financial measure. Management believes that these measures provide additional insight into the underlying trends in our operations however, our non-U.S. GAAP financial measures should not be considered as substitutes for net income or measures that are derived from or incorporate net income and may be different from similarly titled measures of other companies. Investors should evaluate both U.S. GAAP and non-U.S. GAAP financial measures when reviewing our performance. Operating income is calculated by excluding realized investment gains (losses) as their amount and timing may be subject to management’s investment decisions.

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Life and Annuity operating income (loss)	$(35.4)	$(47.5)	$(94.8)	$(53.3)
Saybrus Partners operating income (loss)	2.7	1.9	3.5	2.2
Less: Applicable income tax expense (benefit)	(13.0)	(19.6)	(15.2)	(24.4)
Income (loss) from discontinued operations, net of income taxes	(0.6)	(0.6)	(1.1)	(1.2)
Net realized gains (losses)	(2.1)	4.2	(18.2)	(22.7)
Less: Net income (loss) attributable to noncontrolling interests	0.2	—	1.2	(0.1)
Net income (loss)	$(22.6)	$(22.4)	$(96.6)	$(50.5)

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

18.    Discontinued Operations

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $38.4 million and $39.3 million as of June 30, 2015 and December 31, 2014, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.7 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively. Losses of $0.5 million and $1.0 million were recognized during the three and six months ended June 30, 2015, respectively, primarily due to normal run-off activity. Losses of $0.5 million and $1.1 million were recognized during the three and six months ended June 30, 2014, respectively, primarily due to normal run-off activity.

19.    Contingent Liabilities

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

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to an SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable remain subject to these obligations. Pursuant to the Orders, Phoenix and PHL Variable were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and PHL Variable paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders in 2014.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

19. Contingent Liabilities (continued)

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

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging cost of insurance (“COI”) rate adjustments implemented by Phoenix Life in 2010 and 2011 in certain universal life insurance policies. The complaint seeks damages for breach of contract. The class certified by the court is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment.

PHL Variable has been named as a defendant in six actions challenging its COI rate adjustments in certain universal life insurance policies implemented concurrently with the Phoenix Life adjustments. Phoenix Life and PHL Variable are referred to as the “Phoenix Life Companies.” Five cases have been brought against PHL Variable, while one case has been brought against PHL Variable and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant, and consolidated with No. 3:14-cv-00555-WWE (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714-CM; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against PHL Variable, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation, which has been reassigned to the same judge as the Fleisher Litigation, Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations, seeks damages for breach of contract for a nationwide class of policyholders.

The Phoenix Life Companies reached a definitive agreement to settle a COI case, the Tiger Capital Litigation (Tiger Capital LLC (C.A. No. 1:12-cv-02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y.)) on a basis that will not have a material impact on the Company’s financial statements. On June 3, 2015, the parties to the Tiger Capital Litigation advised the court of the settlement, which includes Tiger Capital, LLC’s participation in the class Settlement described below.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

19. Contingent Liabilities (continued)

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015. On June 3, 2015, the court granted preliminary approval of the Settlement, ordered notice be given to class members, and set a hearing on September 9, 2015 to address, among other things, final approval of the Settlement. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the Settlement. The Phoenix Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Phoenix Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is subject to certain conditions and final court approval is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015. Opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. The Phoenix Life Companies are currently unable to estimate the damages that policyholders who opt out of the Settlement may or may not collect in litigation against the Phoenix Life Companies. There can be no assurance that the ultimate cost to Phoenix will not be higher or lower than $48.5 million.

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

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Internal Revenue Service (“IRS”) and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, the Company is providing to the SEC certain information and documentation regarding the restatements of its prior period financial statements and the staff of the SEC has indicated to the Company that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

20.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2015. The remaining commitments total $7.0 million through 2015.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships and other investments that make debt and equity investments. As of June 30, 2015, the Company had unfunded commitments of $242.7 million under such agreements, of which $54.2 million is expected to be funded by December 31, 2015. See Note 7 to these consolidated interim unaudited financial statements for additional information on VIEs.

On January 5, 2015, the Company committed to purchase $100.0 million in investment grade rated infrastructure bonds through an outside investment advisor. These purchases are expected to be made over 24 months and no more than $50.0 million of the committed amount may be called in the first 12 month period. The arrangement may be terminated prior to funding the committed amount at the discretion of the Company subject to certain standard provisions for notice and immaterial fees. The debt will be held as available-for-sale debt securities on the consolidated balance sheets. As of June 30, 2015, $8.0 million has been funded.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2015, the Company had open commitments of $145.7 million under such agreements which are expected to be funded by July 15, 2016.

21.    Subsequent Events

De-stacking of Life Companies

On July 28, 2015, the Company completed the de-stacking of its life subsidiaries through an extraordinary dividend of PHL Variable, American Phoenix Life and Reassurance and Phoenix Life and Annuity Company from Phoenix Life to Phoenix, effective July 1, 2015 and based on the June 30, 2015 statutory carrying value of the three subsidiaries. The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs.

Dividends

On July 16, 2015, Phoenix Life declared a dividend of $29.9 million to be paid to Phoenix on or after July 16, 2015. This dividend was paid on July 17, 2015. This dividend cannot be used to meet the operating needs of PHL Variable.

Rating Agency Actions

On July 9, 2015, Standard & Poor's Ratings Services placed its ‘B-’long-term counterparty credit rating on Phoenix and its ‘B+’ long-term counterparty credit and financial strength ratings on PHL Variable on CreditWatch with negative implications. They also placed its ‘B+’ long-term counterparty credit and financial strength ratings on Phoenix Life on CreditWatch with developing implications. We expect them to resolve all ratings by the end of the third quarter.

Management and Organizational Changes

On July 6, 2015, we announced the resignation of Peter A. Hofmann as Executive Vice President, Strategy and Business Development of the Company effective as of July 15, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatements of our prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatements of our prior period financial statements, including the restatements by our insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements of our prior period financial statements and the failure by the Company and PHL Variable to have filed certain previously delayed SEC reports on a timely basis; (iv) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (vi) the incurrence of significant expenses, audit fees and consulting fees related to the restatements of our prior period financial statements; (vii) diversion of management and other human resources from the operation of our business; (viii) risks associated with PHL Variable’s restatement of its prior period financial statements and PHL Variable’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; (ix) risks associated with ongoing compliance obligations of the Company and PHL Variable under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (x) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect a restatement of our prior period financial statements and PHL Variable’s restatement of its prior period financial statements did not satisfy our filing obligations and that we may be required to file additional reports to effect such restatements; and (xi) risks associated with our insurance company subsidiaries’ failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) the possibility that we may not have sufficient capital resources available to fund PHL Variable’s operations and capital needs; (xvi) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvii) the potential need to fund deficiencies in our closed block; (xviii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xix) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xx) regulatory actions or examinations may harm our business; (xxi) potential future material losses from our discontinued reinsurance business; and (xxii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of June 30, 2015 as compared with December 31, 2014; our consolidated results of operations for the three and six months ended June 30, 2015 and 2014; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing as well as in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 in the 2014 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

Executive Overview

Business

The Phoenix Companies, Inc. is a holding company for its insurance and financial services subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”) that provide life insurance and annuity products to both affluent and middle market consumers. Phoenix Life and PHL Variable, collectively with Phoenix Life and Annuity Company (“PLAC”) and American Phoenix Life and Reassurance (“APLAR”), are our Life Companies (collectively, with the holding company, “we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”). Our products are distributed through independent agents and financial advisors. Most of our life insurance in force is permanent life insurance insuring one or more lives and our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We believe our competitive strengths include:

•	competitive and innovative products;

•	underwriting and mortality risk management expertise;

•	ability to develop business partnerships; and

•	value-added support provided to distributors by our wholesalers and operating personnel.

For the first six months of 2015, 98% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 94% of those sales were fixed indexed annuities which are sold in PHL Variable. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

During the second quarter of 2015, the Company’s subsidiaries, Phoenix Life and PHL Variable executed an intercompany reinsurance treaty. As a result of discussions with its regulators related to the treaty, the Company announced its intention to de-stack its insurance company subsidiaries by July 31, 2015.

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

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
On an annual basis, mortality has overall remained relatively stable for the last couple of years. The impact of mortality on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in policyholder dividends. On an overall basis, for the three and six months ended June 30, 2015, mortality outside of the closed block was worse than expected, primarily in the universal life business. As a result, there are losses from mortality for the three and six months ended June 30, 2015 that are higher than many recent periods. Our long-term assumptions for improved mortality are supported by improved mortality observed over longer periods.

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets, as well as differences between actual and expected mortality and policyholder behavior. While the liability has continued to increase each period, the liability decreased for the three months ended June 30, 2015, due primarily to increases in interest rates. The liability has increased for the six months ended June 30, 2015 however not by as much as recent historical periods given the increase in interest rates.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. The liability accrual was more significant in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 when there was a more significant benefit from the realized losses on investments.

•
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company, however they have begun to decline from recent elevated levels. In addition, in connection with the Settlement Agreement reached to resolve the Cost of Insurance Cases, the Company recorded an accrual in the amount of $48.5 million in the six months ended June 30, 2015.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are differences between actual and expected mortality and policyholder behavior, market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in amortization. In addition, the relative presence or absence of profits in portions of the universal life block of business has driven fluctuations in amortization between the quarterly periods.

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. Continued decreases in interest rates and other market factors, as well as the continued growth in the fixed indexed annuity business, have resulted in losses on the policy embedded derivatives in 2014 and the first three months of 2015, however with interest rates increasing during the three months ended June 30, 2015 there were gains on the embedded derivatives.

•
Income taxes. The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 was 13.9% and 33.1%, respectively. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the six months ended June 30, 2015 was an increase in the valuation allowance on the pre-tax loss. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the six months ended June 30, 2014 was an increase in the valuation allowance on the pre-tax loss.

Since its formation in 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the six months ended June 30, 2015 was $20.1 million, compared with $16.9 million for the six months ended June 30, 2014. Of these amounts, revenue of $7.2 million and $5.7 million was earned from the sales of Phoenix life and annuity products for the same periods in 2015 and 2014, respectively. Operating expenses increased to $16.7 million for the six months ended June 30, 2015 from $14.6 million for the six months ended June 30, 2014. The change was primarily driven by an increase in compensation related expenses.

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

We plan to de-stack our insurance company subsidiaries in the third quarter of 2015. As a result, PHL Variable, the insurance company from which most of the Company’s new business is written, will be a direct subsidiary of The Phoenix Companies, Inc. The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs. Further, as a result of the de-stack, Phoenix Life’s surplus will be reduced by the statutory carrying value of these companies.

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

In the first quarter of 2015, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net expense of approximately $0.2 million recorded in the three months ended March 31, 2015.

See Note 2 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information related to the unlock.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended June 30,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$86.6	$83.2	3.4	4%
Fee income	135.2	134.2	1.0	1%
Net investment income	202.3	191.5	10.8	6%
Net realized gains (losses):
Total OTTI losses	(0.9)	(1.0)	0.1	10%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	(0.2)	—%
Net OTTI losses recognized in earnings	(1.1)	(1.0)	(0.1)	(10%)
Net realized gains (losses), excluding OTTI losses	(1.0)	5.2	(6.2)	(119%)
Net realized gains (losses)	(2.1)	4.2	(6.3)	(150%)
Total revenues	422.0	413.1	8.9	2%
BENEFITS AND EXPENSES:
Policy benefits	287.3	301.3	(14.0)	(5%)
Policyholder dividends	55.0	42.6	12.4	29%
Policy acquisition cost amortization	24.6	19.1	5.5	29%
Interest expense on indebtedness	7.1	7.1	—	—%
Other operating expenses	82.8	84.4	(1.6)	(2%)
Total benefits and expenses	456.8	454.5	2.3	1%
Income (loss) from continuing operations before income taxes	(34.8)	(41.4)	6.6	16%
Income tax expense (benefit)	(13.0)	(19.6)	6.6	34%
Income (loss) from continuing operations	(21.8)	(21.8)	—	—%
Income (loss) from discontinued operations, net of income taxes	(0.6)	(0.6)	—	—%
Net income (loss)	(22.4)	(22.4)	—	—%
Less: Net income (loss) attributable to noncontrolling interests	0.2	—	0.2	—%
Net income (loss) attributable to The Phoenix Companies, Inc.	$(22.6)	$(22.4)	$(0.2)	(1%)

Analysis of Consolidated Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The increase in net loss of $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to the following items:

•
An increase in policy acquisition cost amortization of $5.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in policy acquisition cost amortization is primarily driven by realized gains on investments, which result in an increase to amortization, as well as amortization in the universal life business for which the impact to amortization depends on mortality results compared with expectation and the relative presence or absence of profits in portions of the the business.

•
The income tax benefit decreased $6.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The primary driver of the decrease is the decrease in the intraperiod tax benefit, which allows for the benefitting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income). The existence of other comprehensive income in the period ended June 30, 2014 resulted in a benefit recorded in that period while there was no benefit in the period ended June 30, 2015 as a result of losses in other comprehensive income. The decrease in the deferred tax benefit related to intraperiod tax allocations was offset by an increase in the current tax benefit.

The closed block contributed $6.2 million to net income for the three months ended June 30, 2015 compared to $6.2 million for the three months ended June 30, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the increase in net loss are the following:

•	A decrease in policy benefits expense of $14.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily driven by the following:

◦
A decrease in the change in profits followed by losses reserve of $31.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, the reserve decreased by $8.3 million primarily driven by increasing interest rates during this period. During the three months ended June 30, 2014, the reserve increased by $23.3 million primarily driven by decreasing interest rates and better than expected mortality during that period.

◦
An increase in net death claims resulting from unfavorable mortality for three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net death claims increased $23.1 million for the three months ended June 30, 2015, of which $11.7 million was in the closed block and was offset by a reduction in policyholder dividends. The net impact that mortality has depends on the mix of business in which the mortality occurs, and the corresponding reserve releases. While mortality was unfavorable for three months ended June 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

•
An increase in net investment income of $10.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in net investment income is primarily driven by an increase in net investment income on debt securities and limited partnerships and other investments. The increase in returns on debt securities is due to overall higher asset values from continued sales of fixed indexed annuities while the yield remains relatively stable. The increase in investment income from limited partnerships and other investments is driven primarily by better performance.

Summary Consolidated Financial Data:	Six Months Ended June 30,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$165.0	$162.8	$2.2	1%
Fee income	269.0	269.0	—	—%
Net investment income	411.6	403.0	8.6	2%
Net realized gains (losses):
Total OTTI losses	(7.9)	(1.0)	(6.9)	NM
Portion of OTTI losses recognized in OCI	(1.6)	(0.2)	(1.4)	NM
Net OTTI losses recognized in earnings	(9.5)	(1.2)	(8.3)	NM
Net realized gains (losses), excluding OTTI losses	(8.7)	(21.5)	12.8	60%
Net realized gains (losses)	(18.2)	(22.7)	4.5	20%
Total revenues	827.4	812.1	15.3	2%
BENEFITS AND EXPENSES:
Policy benefits	579.3	531.6	47.7	9%
Policyholder dividends	95.1	114.8	(19.7)	(17%)
Policy acquisition cost amortization	41.7	43.7	(2.0)	(5%)
Interest expense on indebtedness	14.2	14.2	—	—%
Other operating expenses	206.6	181.6	25.0	14%
Total benefits and expenses	936.9	885.9	51.0	6%
Income (loss) from continuing operations before income taxes	(109.5)	(73.8)	(35.7)	(48%)
Income tax expense (benefit)	(15.2)	(24.4)	9.2	38%
Income (loss) from continuing operations	(94.3)	(49.4)	(44.9)	(91%)
Income (loss) from discontinued operations, net of income taxes	(1.1)	(1.2)	0.1	8%
Net income (loss)	(95.4)	(50.6)	(44.8)	(89%)
Less: Net income (loss) attributable to noncontrolling interests	1.2	(0.1)	1.3	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(96.6)	$(50.5)	$(46.1)	(91%)

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The increase in net loss of $46.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to the following items:

•	An increase in policy benefits expense of $47.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net death claims increased $127.4 million for the six months ended June 30, 2015, of which $71.7 million was in the closed block and was offset by a reduction in policyholder dividends. The higher levels of net claims were partially offset by higher reserve releases for the period. While mortality was unfavorable for six months ended June 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

◦
A decrease in the change in profits followed by losses reserve of $37.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, the reserve increased by $1.6 million which included benefits related to the unlock of our long-term interest rate assumptions and benefits related to decreasing interest rates and worse than expected mortality. During the six months ended June 30, 2014, the reserve increased by $39.4 million primarily driven by decreasing interest rates and better than expected mortality during that period.

•
An increase in operating expenses of $25.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the first quarter, the Company entered into a Settlement agreement to resolve the Cost of Insurance Cases, resulting in the Company recording an accrual in the amount of $48.5 million. Partially offsetting the Settlement expense was a decrease in professional fees, including audit, outside consulting and legal expenses. While these expenses have remained at elevated levels, expenses were higher during the six months ended June 30, 2014 as a result of more significant expenses associated with the preparation of restated financial statements during that period.

•
The income tax benefit decreased $9.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The primary driver of the decrease is the decrease in the intraperiod tax benefit, which allows for the benefitting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income). The existence of other comprehensive income in the period ended June 30, 2014 resulted in a benefit recorded in that period while there was no benefit in the period ended June 30, 2015 as a result of losses in other comprehensive income. The decrease in the deferred tax benefit related to intraperiod tax allocations was offset by an increase in the current tax benefit.

The closed block contributed $12.3 million to net income for the six months ended June 30, 2015 compared to $12.3 million for the six months ended June 30, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the increase in net loss are the following:

•
A decrease in realized losses of $4.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 that is primarily driven by realized losses on derivatives. During the six months ended June 30, 2014, the expiration of swaption contracts resulted in more significant losses in that period and continued decreases in interest rates resulted in losses on the embedded derivatives associated with the fixed indexed annuity and variable annuity product guarantees. During the six months ended June 30, 2015, losses on the embedded derivatives were less significant primarily due to increasing interest rates in this period. The decrease in derivative losses was offset by higher losses for other-than-temporary impairments for the six months ended June 30, 2015 related primarily to exposure to an available-for-sale equity investment with exposure to the oil and gas industry.

•
An increase in net investment income of $8.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily driven by higher returns on debt securities offset by lower net investment income from limited partnerships. The increase in returns on debt securities, for which the yield has remained relatively stable, is due to overall higher asset values from continued sales of fixed indexed annuities. While most of the investments that comprise limited partnerships returned performance that tracked the overall market and was consistent with the prior year period, certain funds experienced declines, including funds with exposure to the energy sector.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of June 30, 2015, our available-for-sale equity securities include $110.5 million of perpetual preferred securities, of which $45.4 million was below-investment-grade. As of June 30, 2015, our available-for-sale debt securities, with a fair value of $12,547.1 million, represented 77.9% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		June 30, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,068.6	56.3%	$6,725.2	55.8%
2	BBB	4,576.1	36.5%	4,432.3	36.8%
	Total investment grade	11,644.7	92.8%	11,157.5	92.6%
3	BB	569.0	4.5%	563.1	4.6%
4	B	274.1	2.2%	277.5	2.3%
5	CCC and lower	48.9	0.4%	48.7	0.4%
6	In or near default	10.4	0.1%	9.2	0.1%
	Total available-for-sale debt securities	$12,547.1	100.0%	$12,056.0	100.0%

Available-for-Sale Debt Securities by Type:	June 30, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$434.2	$388.1	$46.2	$(0.1)	$46.1
State and political subdivision	569.2	541.2	32.6	(4.6)	28.0
Foreign government	238.4	215.5	23.7	(0.8)	22.9
Corporate	8,534.9	8,234.3	420.8	(120.2)	300.6
CMBS	630.7	590.3	40.8	(0.4)	40.4
RMBS	1,622.9	1,574.8	62.2	(14.1)	48.1
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	259.9	260.9	1.9	(2.9)	(1.0)
Other ABS	256.9	250.9	10.8	(4.8)	6.0
Total available-for-sale debt securities	$12,547.1	$12,056.0	$639.0	$(147.9)	$491.1
Available-for-sale debt securities outside closed block:
Unrealized gains	$4,780.4	$4,516.4	$264.0	$—	$264.0
Unrealized losses	2,067.1	2,169.8	—	(102.7)	(102.7)
Total outside the closed block	6,847.5	6,686.2	264.0	(102.7)	161.3
Available-for-sale debt securities in closed block:
Unrealized gains	4,683.2	4,308.2	375.0	—	375.0
Unrealized losses	1,016.4	1,061.6	—	(45.2)	(45.2)
Total in the closed block	5,699.6	5,369.8	375.0	(45.2)	329.8
Total available-for-sale debt securities	$12,547.1	$12,056.0	$639.0	$(147.9)	$491.1

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2015 in our available-for-sale debt and short-term investment portfolio were electric utilities (7.2%), banking (7.0%), oil/oil services and equipment (6.7%), diversified financial services (4.5%) and real estate investment trusts (3.1%).

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

Most of our RMBS portfolio is highly rated. At June 30, 2015, 98.2% of the total residential portfolio was rated investment grade. We hold $145.2 million of RMBS investments backed by prime rated mortgages, $177.5 million backed by Alt-A mortgages and $104.1 million backed by sub-prime mortgages, which combined amount to 2.5% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 88.7% rated NAIC-1 and 4.3% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of June 30, 2015 totaled $0.2 million from prime rated mortgages.

Residential Mortgage-Backed Securities:
($ in millions)	June 30, 2015
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default	% Closed Block
Collateral
Agency	$1,182.5	$1,215.2	7.3%	100.0%	—%	—%	—%	—%	—%	50.5%
Prime	138.6	145.2	0.9%	90.5%	3.7%	3.5%	2.3%	—%	—%	47.6%
Alt-A	174.0	177.5	1.0%	84.6%	7.3%	2.5%	3.2%	2.4%	—%	32.4%
Sub-prime	98.8	104.1	0.6%	93.3%	0.2%	3.3%	3.2%	—%	—%	10.7%
Total	$1,593.9	$1,642.0	9.8%	97.1%	1.1%	0.8%	0.7%	0.3%	—%	45.8%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $19.1 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		June 30, 2015
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior	% Closed Block

NAIC-1	AAA/AA/A	$590.5	$631.0	3.8%	63.8%	5.7%	17.5%	8.1%	4.9%	36.8%
NAIC-2	BBB	5.9	5.9	—%	—%	—%	44.9%	55.1%	—%	33.1%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$596.4	$636.9	3.8%	63.2%	5.6%	17.7%	8.6%	4.9%	36.7%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $3.2 million and $3.3 million, respectively. CMBS holdings in this exhibit include $2.9 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

Realized Gains and Losses

The following table presents certain information with respect to net realized gains and losses, including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(0.9)	$—	$(1.0)	$0.2
Portion of losses recognized in OCI	(0.2)	—	(1.6)	(0.2)
Net debt impairments recognized in earnings	$(1.1)	$—	$(2.6)	$—
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(1.1)	—	(2.4)
CMBS	—	—	—	—
RMBS	—	—	(0.2)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(1.1)	—	(2.6)	—
Equity security impairments	—	(1.0)	(6.9)	(1.2)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(1.1)	(1.0)	(9.5)	(1.2)
Debt security transaction gains	12.3	8.7	20.8	20.3
Debt security transaction losses	(1.1)	(0.4)	(2.0)	(4.3)
Equity security transaction gains	—	—	—	1.9
Equity security transaction losses	—	(1.5)	—	(1.5)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	11.2	6.8	18.8	16.4
Derivative instruments	(11.9)	(0.1)	(14.2)	(23.9)
Embedded derivatives [1]	4.4	(2.2)	(5.9)	(15.1)
Assets valued at fair value	(4.7)	0.7	(7.4)	1.1
Net realized gains (losses), excluding impairment losses	(1.0)	5.2	(8.7)	(21.5)
Net realized gains (losses), including impairment losses	$(2.1)	$4.2	$(18.2)	$(22.7)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended June 30, 2015 and 2014 totaled $1.1 million and $1.0 million, respectively. OTTIs recorded for available-for-sale debt and equity securities for the six months ended June 30, 2015 and 2014 totaled $9.5 million and $1.2 million, respectively. For the three months ended June 30, 2015, debt impairments of $1.1 million related primarily to continued deterioration of a previously impaired security.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(49.2)	$(63.1)	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	6.4	0.5	9.6	8.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(42.8)	$(62.6)	$(42.8)	$(62.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: ($ in millions)	June 30, 2015	December 31, 2014

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(6.8)	(8.3)
CMBS	—	(1.2)
RMBS	(25.4)	(25.5)
CDO/CLO	(5.8)	(13.9)
Other ABS	(0.6)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(39.7)	$(51.8)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of June 30, 2015. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$2,067.1	$1,425.8	$173.3	$468.0
Total amortized cost	2,169.8	1,466.0	183.0	520.8
Unrealized losses	$(102.7)	$(40.2)	$(9.7)	$(52.8)
Number of securities [1]	522	343	45	134
Investment grade:
Unrealized losses	$(90.4)	$(38.9)	$(6.6)	$(44.9)
Below investment grade:
Unrealized losses	$(12.3)	$(1.3)	$(3.1)	$(7.9)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.5)	$(0.2)	$—	$(0.3)
Number of securities [1]	17	9	—	8
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 88.0% of the unrealized losses after offsets pertain to investment grade securities and 12.0% of the unrealized losses after offsets pertain to below-investment-grade securities at June 30, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(32.0)	$(2.9)	$(3.7)	$(25.4)
Number of securities [1]	12	2	2	8
Investment grade:
Unrealized losses over 20% of cost	$(28.1)	$(1.4)	$(3.7)	$(23.0)
Below investment grade:
Unrealized losses over 20% of cost	$(3.9)	$(1.5)	$—	$(2.4)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.1)	$(0.1)	$—	$—
Number of securities [1]	7	7	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$1,016.4	$620.7	$102.6	$293.1
Total amortized cost	1,061.6	638.4	109.4	313.8
Unrealized losses	$(45.2)	$(17.7)	$(6.8)	$(20.7)
Number of securities [1]	271	174	27	70
Investment grade:
Unrealized losses	$(35.6)	$(15.6)	$(3.4)	$(16.6)
Below investment grade:
Unrealized losses	$(9.6)	$(2.1)	$(3.4)	$(4.1)
Available-for-sale equity securities inside closed block
Unrealized losses	$(1.2)	$(0.2)	$(0.6)	$(0.4)
Number of securities [1]	16	8	1	7
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(3.2)	$(1.3)	$(1.9)	$—
Number of securities [1]	3	1	2	—
Investment grade:
Unrealized losses over 20% of cost	$(3.2)	$(1.3)	$(1.9)	$—
Below investment grade:
Unrealized losses over 20% of cost	$—	$—	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.1)	$(0.1)	$—	$—
Number of securities [1]	5	5	—	—
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	June 30, 2015
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$353.1	$337.5	$321.6
Other universal life	291.9	295.6	299.4	213.9	213.7	213.4
Other life and annuity products [2]	3.2	3.2	3.2	207.7	206.3	206.3
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

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

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% as of June 30, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

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

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.4% as of June 30, 2015. The average investment rate on fixed income securities purchases, excluding the closed block, as of June 30, 2015 was approximately 4.3% on total purchases of $833.0 million. Management estimates that proceeds from maturities, calls and prepayments of approximately $470 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at June 30, 2015, we estimate that would reduce net investment income by less than $5 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended June 30,
($ in millions)	2015	2014

Cash provided by (used for) operating activities	$(315.1)	$(281.2)
Cash provided by (used for) investing activities	56.2	(212.6)
Cash provided by (used for) financing activities	364.7	329.0
Change in cash and cash equivalents	$105.8	$(164.8)

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Cash used for operating activities increased by $33.9 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was driven by higher death benefits paid, primarily on universal life products. Partially offsetting this increase was a decrease in audit and consulting fees.

Cash provided by investing activities increased $268.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily the result of an increase in the sale of available-for-sale debt securities, which were primarily sold to fund the ceding commission for the new reinsurance treaty between two operating subsidiaries, and a decrease in the purchases of short-term investments as a result of greater investment opportunities in available-for-sale debt securities. Partially offsetting these changes was a decrease in the sale and maturity of short-term investments as a result of smaller holdings of short-term investments as of June 30, 2015 compared to June 30, 2014.

Cash provided by financing activities increased $35.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily a result of an increase in fixed indexed annuity deposits partially offset by an increase in fixed indexed annuity and universal life withdrawals.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of June 30, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $64.5 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

Sources of Cash

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the NYDFS in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $59.9 million in 2015. During the six months ended June 30, 2015, Phoenix Life declared $30.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory earnings, capital or RBC in the future. As of June 30, 2015, Phoenix Life had $817.3 million of combined statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 350% at Phoenix Life.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses. Interest paid on senior unsecured bonds was $10.0 million and $10.0 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million in 2032.

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

Holding company operating expenses for the six months ended June 30, 2015 and 2014 were $17.4 million and $63.4 million. The expenses in the six months ended June 30, 2015 and 2014 were due primarily to audit, consulting and legal expenses relating to the restatements of our prior period financial statements. There are expense sharing arrangements in place among the holding company and its operating subsidiaries.

However, given unique circumstances, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company. Prospectively, the Company expects these expenses will significantly decline and be allocated to the operating subsidiaries in line with prior practice.

In addition, The Phoenix Companies, Inc. made $15.0 million and $45.0 million of capital contributions for the benefit of PHL Variable in 2014 and 2013, respectively. In the third quarter of 2015, the Company completed a de-stacking of its insurance company subsidiaries through an extraordinary dividend of PHL Variable, APLAR and PLAC from Phoenix Life to The Phoenix Companies, Inc., effective July 1, 2015 and based on the June 30, 2015 statutory carrying value of the three subsidiaries. See Note 21 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information. The need for significant additional capital contributions could constrain the ability of the holding company to meet its debt obligations and corporate expenses.

The Company did not pay any stockholder dividends in June 30, 2015 and 2014.

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

Aggregate life surrenders were 4.3% of related reserves for the six months ended June 30, 2014 but declined to 3.8% for the six months ended June 30, 2015. Liquid assets used in satisfying surrenders consist of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities. These liquid assets accounted for 12.0% of fixed income investments as of June 30, 2015, compared with 12.7% at year end 2014. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

Capital Management

During the second quarter of 2015, the Company’s subsidiaries, Phoenix Life and PHL Variable executed an intercompany reinsurance treaty to optimize the statutory capital deployment of its operating subsidiaries. As a result of discussions with its regulators related to the treaty, the Company announced its intention to de-stack its insurance company subsidiaries by July 31, 2015. As a result of the de-stacking, an existing commitment by Phoenix Life to keep PHL Variable’s capital and surplus at Authorized Control Level RBC of 250% (125% Company Action Level) will be extinguished. Further, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable. The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs.

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

The financial strength and debt ratings as of August 7, 2015 were as follows:

Rating Agency [1]	Financial Strength Rating of Phoenix Life [2]	Outlook	Senior Debt Rating of Phoenix	Outlook

A.M. Best Company, Inc.	B	Stable	b	Negative
Standard & Poor’s	B+	CreditWatch	B-	CreditWatch
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

Consolidated Financial Condition

Consolidated Balance Sheets:	June 30, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014
ASSETS
Available-for-sale debt securities, at fair value	$12,547.1	$12,679.3	$(132.2)	(1%)
Available-for-sale equity securities, at fair value	168.3	179.5	(11.2)	(6%)
Short-term investments	174.6	149.7	24.9	17%
Limited partnerships and other investments	543.7	542.8	0.9	—%
Policy loans, at unpaid principal balances	2,360.7	2,352.1	8.6	—%
Derivative instruments	104.1	161.3	(57.2)	(35%)
Fair value investments	213.9	235.4	(21.5)	(9%)
Total investments	16,112.4	16,300.1	(187.7)	(1%)
Cash and cash equivalents	557.3	450.0	107.3	24%
Accrued investment income	194.2	176.7	17.5	10%
Reinsurance recoverable	550.0	559.1	(9.1)	(2%)
Deferred policy acquisition costs	893.6	848.6	45.0	5%
Deferred income taxes, net	51.6	34.2	17.4	51%
Other assets	336.6	311.3	25.3	8%
Discontinued operations assets	44.9	45.2	(0.3)	(1%)
Separate account assets	2,855.2	3,020.7	(165.5)	(5%)
Total assets	$21,595.8	$21,745.9	$(150.1)	(1%)

LIABILITIES
Policy liabilities and accruals	$12,387.1	$12,417.6	$(30.5)	—%
Policyholder deposit funds	4,220.8	3,955.0	265.8	7%
Dividend obligations	827.2	916.8	(89.6)	(10%)
Indebtedness	378.9	378.9	—	—%
Pension and post-employment liabilities	374.1	380.0	(5.9)	(2%)
Other liabilities	297.5	289.8	7.7	3%
Discontinued operations liabilities	39.9	40.5	(0.6)	(1%)
Separate account liabilities	2,855.2	3,020.7	(165.5)	(5%)
Total liabilities	21,380.7	21,399.3	(18.6)	—%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid-in capital	2,632.8	2,632.8	—	—%
Accumulated other comprehensive income (loss)	(265.2)	(234.4)	(30.8)	(13%)
Retained earnings (accumulated deficit)	(1,985.6)	(1,889.0)	(96.6)	(5%)
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	199.2	326.6	(127.4)	(39%)
Noncontrolling interests	15.9	20.0	(4.1)	(21%)
Total stockholders’ equity	215.1	346.6	(131.5)	(38%)
Total liabilities and stockholders’ equity	$21,595.8	$21,745.9	$(150.1)	(1%)

June 30, 2015 compared to December 31, 2014

Assets

Total assets decreased $150.1 million from December 31, 2014 to June 30, 2015. The decrease is primarily driven by the following:

•
A decrease in invested assets of $187.7 million. The decrease is primarily attributable to a decrease in available-for-sale debt securities of $132.2 million, which is driven by a decrease in market value of $215.0 million for the period as well as the timing of certain asset sales, that have resulted in an increase in cash at June 30, 2015, and increases due to continued sales of fixed indexed annuities. The decrease in market value is driven by overall increases in interest rates for the period. The decrease in derivative assets of $57.2 million is primarily driven by the expiration of derivative contracts as well as declines in fair value of existing contracts.

•
A decrease in separate account assets of $165.5 million, primarily the result of policyholder withdrawals and other fund withdrawals, which was partially offset by continued deposits on current business inforce and some positive market performance during the period.

The decrease in assets is partially offset by the following:

•	An increase in cash of $107.3 million, primarily due to sales of available-for-sale debt securities.

•
An increase in the DAC asset of $45.0 million, which is driven by an increase of $39.4 million in the shadow component from unrealized gains on investments and new deferrals of $47.3 million, primarily related to sales of the fixed indexed annuity products. The increase in the shadow component is due to the decrease in market value of investments during the period. Partially offsetting these increases was the amortization of previously deferred costs in other products. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	June 30, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014

Variable universal life	$114.2	$120.3	$(6.1)	(5%)
Universal life	135.6	129.0	6.6	5%
Variable annuities	60.1	62.4	(2.3)	(4%)
Fixed annuities	258.5	220.9	37.6	17%
Traditional life	325.2	316.0	9.2	3%
Total deferred policy acquisition costs	$893.6	$848.6	$45.0	5%

Liabilities and Stockholders’ Equity

Total liabilities decreased $18.6 million from December 31, 2014 to June 30, 2015. The decrease is primarily attributable to the following:

•	A decrease in separate account liabilities of $165.5 million, consistent with the decrease in separate account assets.

•
A decrease in dividend obligations of $89.6 million, which is driven primarily by an decrease in unrealized gains on the assets supporting the closed block, which are included in the dividend obligation. The decrease in unrealized gains is driven by the increase in interest rates during the period.

The decrease in liabilities is partially offset by the following:

•
An increase in policyholder deposit funds of $265.8 million, which is driven primarily by continued sales of the fixed indexed annuity products as illustrated in the table below entitled “Annuity Funds on Deposit.”

Total stockholder’s equity decreased $131.5 million from December 31, 2014 to June 30, 2015. The decrease is primarily attributable to the following:

•	A net loss for June 30, 2015 that increased the accumulated deficit by $96.6 million.

•
An increase in accumulated other comprehensive loss (“AOCI”) of $30.8 million. The loss is driven primarily by the decrease in net unrealized gains on investments, and the related offsetting impacts, that were driven by the increases in interest rates during the period.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$5,731.7	$5,525.2	$5,674.5	$5,502.4
Deposits	221.4	201.0	410.8	371.4
Performance and interest credited	17.1	103.1	87.3	165.2
Fees	(18.4)	(17.7)	(36.9)	(36.0)
Benefits and surrenders	(179.1)	(188.6)	(363.0)	(380.0)
Balance, end of period	$5,772.7	$5,623.0	$5,772.7	$5,623.0

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Annuity funds on deposit increased $41.0 million for the three months ended June 30, 2015 and $97.8 million for the three months ended June 30, 2014. The less significant increase in the three months ended June 30, 2015 is primarily driven by worse market performance on the variable annuity business during the three months ended June 30, 2015 given the relatively flat equity markets. The worse market performance was partially offset by an increase in deposits of $21.4 million in the fixed indexed annuity business for the comparable periods.

Annuity funds on deposit increased $98.2 million for the six months ended June 30, 2015 and $120.6 million for the six months ended June 30, 2014. The less significant increase in the six months ended June 30, 2015 is primarily driven by worse market performance on the variable annuity business during the six months ended June 30, 2015 given the relatively flat equity markets. The worse performance is partially offset by an increase in deposits of $43.5 million in the fixed indexed annuity business for the comparable periods.

Variable Universal Life Funds on Deposit:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$1,067.5	$1,080.1	$1,062.6	$1,089.3
Deposits	17.3	16.1	34.7	33.7
Performance and interest credited	(0.2)	36.0	25.6	49.0
Fees and COI	(17.4)	(17.6)	(35.0)	(35.8)
Benefits and surrenders	(21.0)	(21.9)	(41.7)	(43.5)
Balance, end of period	$1,046.2	$1,092.7	$1,046.2	$1,092.7

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Variable universal life funds on deposit decreased $21.3 million for the three months ended June 30, 2015 and increased $12.6 million for the three months ended June 30, 2014. The change is primarily driven by worse market performance during the three months ended June 30, 2015 given the relatively flat equity markets.

Variable universal life funds on deposit decreased $16.4 million for the six months ended June 30, 2015 and increased $3.4 million for the six months ended June 30, 2014. The change is primarily driven by worse market performance during the six months ended June 30, 2015 given the relatively flat equity markets.

Universal Life Funds on Deposit:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$1,769.0	$1,809.0	$1,781.9	$1,818.2
Deposits	80.9	77.3	170.7	164.8
Interest credited	17.9	18.2	35.8	34.7
Fees and COI	(86.2)	(86.3)	(172.7)	(173.5)
Benefits and surrenders	(19.4)	(21.0)	(53.5)	(47.0)
Balance, end of period	$1,762.2	$1,797.2	$1,762.2	$1,797.2

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Universal life funds on deposit decreased $6.8 million for the three months ended June 30, 2015 and $11.8 million for the three months ended June 30, 2014. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Universal life funds on deposit decreased $19.7 million for the six months ended June 30, 2015 and $21.0 million for the six months ended June 30, 2014. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR and reflecting its ownership of PHL Variable and the other operating subsidiaries), increased from $752.2 million at December 31, 2014 to $817.3 million at June 30, 2015. The principal factors resulting in this increase were $153.5 million of reserves released at PHL Variable in the second quarter of 2015, offset by the impact of the $48.5 million COI settlement in the first quarter of 2015 and $30.0 million of dividends paid year-to-date to Phoenix.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2014 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2014 Form 10-K. There were no material changes in our market risk exposure at June 30, 2015 compared with December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at June 30, 2015. These material weaknesses included deficiencies in the period-end financial reporting process, which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2014 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of June 30, 2015 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2014 Form 10-K which was filed on March 31, 2015.

Cost of Insurance Cases

The Phoenix Life Companies reached a definitive agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015. On June 3, 2015, the court granted preliminary approval of the Settlement, ordered notice be given to class members, and set a hearing on September 9, 2015 to address, among other things, final approval of the Settlement. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the Settlement. The Phoenix Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Phoenix Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is subject to certain conditions and final court approval is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015. Opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to 4 COI cases. The Phoenix Life Companies are currently unable to estimate the damages that policyholders who opt out of the Settlement may or may not collect in litigation against the Phoenix Life Companies. There can be no assurance that the ultimate cost to Phoenix will not be higher or lower than $48.5 million.

See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K and Note 19 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

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

Except as set forth below, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2014 Form 10-K:

Phoenix may not have sufficient capital resources available to fund PHL Variable’s operations and capital needs.

Substantially all new insurance products sold by Phoenix are sold through its subsidiary, PHL Variable. As a holding company with no business operations independent of the business conducted through its operating subsidiaries, Phoenix primarily relies on dividends from its subsidiaries to provide capital to PHL Variable as and when needed for its capital requirements and business operations, which include maintenance of its regulatory capital ratios, the writing of new life insurance and annuity products, cash flow needs, and the satisfaction of its obligations for payment of interest and principal on outstanding debt and other expenses.

As a result of discussions with its regulators related to an intercompany reinsurance treaty between Phoenix Life and PHL Variable, effective June 30, 2015, Phoenix completed a de-stacking of its insurance company subsidiaries, effective July 1, 2015. Further, Phoenix agreed with its New York regulator that it would not use any future dividends paid by Phoenix Life to meet the capital needs of PHL Variable. Upon the effectiveness of the de-stacking, each of the Company’s insurance company subsidiaries became a direct subsidiary of Phoenix. As a result of the de-stacking, an existing commitment by Phoenix Life to maintain the risk-based capital of PHL Variable at 125% Company Action Level was extinguished.

Phoenix’s holding company cash and non-affiliated securities at June 30, 2015 and other capital sources, such as dividends from operating subsidiaries other than Phoenix Life and external financing, are available to assist PHL Variable, if necessary, and together with PHL Variable’s own capital, are believed to be sufficient to meet PHL Variable’s anticipated operating and capital needs. However there can be no assurance that the combination of Phoenix’s assistance and PHL Variable’s own resources will be adequate to meet PHL Variable’s future operating and capital needs or to grow its business. The restriction on the use of Phoenix Life dividends and the extinguishment of Phoenix Life’s commitment to maintain the risk-based capital of PHL Variable may adversely affect PHL Variable’s ability to meet its cash and debt obligations, which may slow or cease its ability to write new life insurance and annuity business. If PHL Variable is unable to meet its capital needs either by itself or with assistance from Phoenix, PHL Variable could become subject to increased regulatory oversight by its domestic insurance regulator or to other regulatory actions including rehabilitation, any of which may materially adversely affect our business, financial conditions or results of operation.

Item 6.    EXHIBITS

Exhibit

10.1	Settlement Agreement dated May 29, 2015 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 3, 2015)

10.2
Severance Agreement and Release, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

10.3
Consulting Services Agreement, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)