Form 10-Q
period 2015-09-30
PHOENIX COMPANIES INC/DE
filed 2015-11-09
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

On November 6, 2015 the registrant had 5.8 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2015	2014	2015	2014
REVENUES:
Premiums	$86.1	$78.1	$251.1	$240.9
Fee income	135.1	135.2	404.1	404.2
Net investment income	227.5	204.9	639.1	607.9
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4.4)	(3.7)	(12.3)	(4.7)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	0.4	(0.2)	(1.2)	(0.4)
Net OTTI losses recognized in earnings	(4.0)	(3.9)	(13.5)	(5.1)
Net realized gains (losses), excluding OTTI losses	(7.6)	0.1	(16.3)	(21.4)
Net realized gains (losses)	(11.6)	(3.8)	(29.8)	(26.5)
Total revenues	437.1	414.4	1,264.5	1,226.5

BENEFITS AND EXPENSES:
Policy benefits	296.4	263.6	875.7	795.2
Policyholder dividends	60.6	57.0	155.7	171.8
Policy acquisition cost amortization	30.1	29.4	71.8	73.1
Interest expense on indebtedness	7.0	7.0	21.2	21.2
Other operating expenses	70.1	77.0	276.7	258.6
Total benefits and expenses	464.2	434.0	1,401.1	1,319.9
Income (loss) from continuing operations before income taxes	(27.1)	(19.6)	(136.6)	(93.4)
Income tax expense (benefit)	(17.0)	2.6	(32.2)	(21.8)
Income (loss) from continuing operations	(10.1)	(22.2)	(104.4)	(71.6)
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.3)	(1.2)	(1.5)
Net income (loss)	(10.2)	(22.5)	(105.6)	(73.1)
Less: Net income (loss) attributable to noncontrolling interests	5.5	(0.1)	6.7	(0.2)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(15.7)	$(22.4)	$(112.3)	$(72.9)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

(Continued from previous page)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2015	2014	2015	2014
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(15.7)	$(22.4)	$(112.3)	$(72.9)
Net income (loss) attributable to noncontrolling interests	5.5	(0.1)	6.7	(0.2)
Net income (loss)	(10.2)	(22.5)	(105.6)	(73.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	3.9	(14.4)	(47.4)	61.2
Net pension liability adjustment	4.0	1.7	7.1	5.1
Other comprehensive income (loss) before income taxes	7.9	(12.7)	(40.3)	66.3
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(21.8)	(5.5)	(39.2)	60.6
Net pension liability adjustment	—	—	—	—
Total income tax expense (benefit)	(21.8)	(5.5)	(39.2)	60.6
Other comprehensive income (loss), net of income taxes	29.7	(7.2)	(1.1)	5.7
Comprehensive income (loss)	19.5	(29.7)	(106.7)	(67.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5.5	(0.1)	6.7	(0.2)
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$14.0	$(29.6)	$(113.4)	$(67.2)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(2.71)	$(3.85)	$(19.32)	$(12.42)
Income (loss) from continuing operations – diluted	$(2.71)	$(3.85)	$(19.32)	$(12.42)
Income (loss) from discontinued operations – basic	$(0.02)	$(0.05)	$(0.21)	$(0.26)
Income (loss) from discontinued operations – diluted	$(0.02)	$(0.05)	$(0.21)	$(0.26)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(2.73)	$(3.90)	$(19.53)	$(12.68)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(2.73)	$(3.90)	$(19.53)	$(12.68)
Basic weighted-average common shares outstanding (in thousands)	5,751	5,750	5,751	5,747
Diluted weighted-average common shares outstanding (in thousands)	5,751	5,750	5,751	5,747

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Balance Sheets

($ in millions, except share data)	September 30, 2015	December 31, 2014
ASSETS:
Available-for-sale debt securities, at fair value (cost of $12,155.9 and $11,978.0)	$12,590.7	$12,679.3
Available-for-sale equity securities, at fair value (cost of $151.2 and $156.0)	170.9	179.5
Short-term investments	229.5	149.7
Limited partnerships and other investments	544.5	542.8
Policy loans, at unpaid principal balances	2,350.5	2,352.1
Derivative instruments	67.1	161.3
Fair value investments	185.6	235.4
Total investments	16,138.8	16,300.1
Cash and cash equivalents	465.2	450.0
Accrued investment income	219.3	176.7
Reinsurance recoverable	575.9	559.1
Deferred policy acquisition costs	895.3	848.6
Deferred income taxes, net	73.5	34.2
Other assets	342.4	311.3
Discontinued operations assets	44.8	45.2
Separate account assets	2,533.2	3,020.7
Total assets	$21,288.4	$21,745.9

LIABILITIES:
Policy liabilities and accruals	$12,350.4	$12,417.6
Policyholder deposit funds	4,319.5	3,955.0
Dividend obligations	813.0	916.8
Indebtedness	378.9	378.9
Pension and post-employment liabilities	369.3	380.0
Other liabilities	249.3	289.8
Discontinued operations liabilities	39.8	40.5
Separate account liabilities	2,533.2	3,020.7
Total liabilities	21,053.4	21,399.3

CONTINGENCIES AND COMMITMENTS (Notes 19 & 20)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.8 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.8	2,632.8
Accumulated other comprehensive income (loss)	(235.5)	(234.4)
Retained earnings (accumulated deficit)	(2,001.3)	(1,889.0)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	213.2	326.6
Noncontrolling interests	21.8	20.0
Total stockholders’ equity	235.0	346.6
Total liabilities and stockholders’ equity	$21,288.4	$21,745.9

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
($ in millions)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(112.3)	$(72.9)
Net realized gains / losses	27.4	26.5
Policy acquisition costs deferred	(70.7)	(54.9)
Policy acquisition cost amortization	71.8	73.1
Amortization and depreciation	4.1	4.5
Interest credited	107.0	113.4
Equity in earnings of limited partnerships and other investments	(48.8)	(44.4)
Change in:
Accrued investment income	(131.7)	(131.9)
Deferred income taxes, net	—	(22.5)
Reinsurance recoverable	(15.7)	26.2
Policy liabilities and accruals	(342.3)	(367.3)
Dividend obligations	29.9	46.5
Pension and post-employment liabilities	(3.6)	(15.3)
Impact of operating activities of consolidated investment entities, net	(2.3)	(9.7)
Other operating activities, net	(55.1)	2.2
Cash provided by (used for) operating activities	(542.3)	(426.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,583.1)	(1,754.2)
Available-for-sale equity securities	(16.5)	(52.1)
Short-term investments	(638.3)	(1,584.6)
Derivative instruments	(19.6)	(51.3)
Fair value and other investments	(1.1)	(0.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,472.9	1,187.7
Available-for-sale equity securities	18.9	16.9
Short-term investments	608.8	1,856.1
Derivative instruments	20.8	73.5
Fair value and other investments	53.6	16.7
Contributions to limited partnerships and limited liability corporations	(82.2)	(58.0)
Distributions from limited partnerships and limited liability corporations	118.4	104.5
Policy loans, net	66.1	91.0
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	(1.8)	(7.7)
Cash provided by (used for) investing activities	16.9	(162.2)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

(Continued from previous page)	Nine Months Ended September 30,
($ in millions)	2015	2014
FINANCING ACTIVITIES:
Policyholder deposits	1,145.0	1,099.6
Policyholder withdrawals	(860.7)	(893.6)
Net transfers (to) from separate accounts	262.8	330.6
Impact of financing activities of consolidated investment entities, net	(4.9)	0.1
Cash provided by (used for) financing activities	542.2	536.7
Change in cash and cash equivalents	16.8	(52.0)
Change in cash included in discontinued operations assets	(1.6)	(1.2)
Cash and cash equivalents, beginning of period	450.0	496.4
Cash and cash equivalents, end of period	$465.2	$443.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(17.8)	$—
Interest expense on indebtedness paid	$(18.6)	$(18.6)

Non-Cash Transactions During the Period
Investment exchanges	$84.1	$62.4

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
($ in millions)	2015	2014
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,632.8	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	—	(0.4)
Balance, end of period	$2,632.8	$2,632.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(234.4)	$(185.0)
Other comprehensive income (loss)	(1.1)	5.7
Balance, end of period	$(235.5)	$(179.3)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,889.0)	$(1,675.8)
Net income (loss)	(112.3)	(72.9)
Balance, end of period	$(2,001.3)	$(1,748.7)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Treasury shares purchased	—	—
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$326.6	$589.5
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(113.4)	(67.6)
Balance, end of period	$213.2	$521.9

NONCONTROLLING INTERESTS:
Balance, beginning of period	$20.0	$11.8
Net income (loss) attributable to noncontrolling interests	6.7	(0.2)
Change in equity of noncontrolling interests	(4.9)	0.2
Balance, end of period	$21.8	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$346.6	$601.3
Change in stockholders’ equity	(111.6)	(67.6)
Balance, end of period	$235.0	$533.7

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements Three and Nine Months Ended September 30, 2015 and 2014

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

As a result of discussions with its regulators related to the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix de-stacked its insurance company subsidiaries making PHL Variable, PLAC and APLAR direct subsidiaries of the holding company.

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. The transaction remains subject to the approval of the Phoenix shareholders, regulatory approvals and the satisfaction or waiver of other closing conditions. After completion of the transaction, which is expected to close in early 2016, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly owned subsidiary of Nassau.

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

These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and nine months ended September 30, 2015 are not necessarily indicative of full year results. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

In the 2014 Form 10-K, the Company restated its financial statements for the year ended December 31, 2013, the three months ended December 31, 2013, and the three months ended June 30, 2014 and revised its financial statements for all other periods presented. The unaudited financial statements for the three month period ended September 30, 2014 contained in this Form 10-Q and the unaudited financial statements for the nine month period ended September 30, 2014 contained in this Form 10-Q are presented on a revised basis, consistent with the restated and revised financial statements contained in the 2014 Form 10-K.

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

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of September 30, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $83.6 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. During the nine months ended September 30, 2015, Phoenix Life paid $59.9 million in dividends. As a result of the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable, including $30.0 million of dividends declared subsequent to June 30, 2015. Also during the third quarter of 2015, APLAR paid $10.0 million to the holding company consisting of an extraordinary dividend and a redemption of common stock. The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs.

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
Interest paid on senior unsecured bonds for the nine months ended September 30, 2015 and 2014 was $15.0 million and $15.0 million, respectively. As of September 30, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million due in 2032. See Note 8 to these consolidated interim unaudited financial statements for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement whereby the subsidiaries reimburse the holding company for tax payments made on their behalf. As part of the agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. As of September 30, 2015, the Company held $78.9 million in escrow consisting of treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company. In the fourth quarter of 2015, the Company expects to fund the escrow with $76.2 million of assets including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company.

•
Holding company operating expenses for the nine months ended September 30, 2015 and 2014 were $21.7 million and $82.5 million, respectively. Expenses for the nine months ended September 30, 2014 were primarily comprised of audit, consulting and legal fees related to the restatements of our prior period financial statements.

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum Company Action Level risk-based capital (“RBC”) ratio of 225% (Authorized Control Level ratio of 450%) at PHL Variable. As of September 30, 2015, PHL Variable had an estimated RBC ratio of 209%, compared with 218% as of December 31, 2014. As a result of the de-stacking, an existing commitment by Phoenix Life to keep the PHL Variable’s capital and surplus at 250% of Authorized Control Level RBC (125% Company Action Level) was extinguished.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

During 2015 and 2014, the Company made $10.0 million and $15.0 million of capital contributions, respectively, for the benefit of PHL Variable and may need to again in the future. The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations through 2015 and beyond.

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

Accounting standards not yet adopted

Business Combinations: Simplifying the Accounting for Measure-Period Adjustments

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance requires that an entity present separately on the face of the income statements, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date.

For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within the annual reporting period. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Revenue from Contracts with Customers: Deferral of the Effective Date

In August 2015, the FASB issued guidance which defers the effective date for Revenue from Contracts with Customers for all entities. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within the annual reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued guidance which requires enhanced disclosure requirements for insurers relating to short-duration insurance contracts including claims and the unpaid claims liability rollforward to interim periods. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within the annual reporting period beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB issued guidance for investments measured at net asset value (“NAV”), as a practical expedient for fair value, to be excluded from the fair value hierarchy. The new guidance requires reporting entities to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient and to make certain disclosures about the nature and risks of those investments. If the NAV is actually at fair value, then a reporting entity would continue to include the investment in the fair value hierarchy and make all required fair value disclosures. For public business entities, the guidance is effective for annual reporting periods beginning after December 31, 2015, including interim reporting periods within the annual reporting period. The new guidance is retrospective to all periods presented and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Customer’s Accounting for Fees Paid in a Cloud Computing Agreement

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new guidance, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. The new guidance provides guidance on which existing accounting model should be applied. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within the annual reporting period. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Retirement Benefits - Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Assets

In April 2015, the FASB issued guidance for a practical expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the new guidance provides for a practical expedient that permits the entity to measure defined benefit assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. In addition, for a significant event such as a plan amendment, settlement or curtailment, the new guidance provides for a practical expedient that permits the entity to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. An entity is required to disclose the accounting policy election and the date used to measure the defined benefit assets and obligations in accordance with this new guidance. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual reporting period. Early adoption is permitted and the new guidance should be applied prospectively. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Interest - Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, a company would present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The recognition and measurement of debt issuance costs is not affected by the new guidance. For revolving debt arrangements, this guidance allows an entity to continue deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement.

For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within the annual reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $575.9 million and $559.1 million as of September 30, 2015 and December 31, 2014, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Direct premiums	$109.5	$111.2	$335.9	$346.1
Premiums assumed	2.3	2.3	4.0	4.7
Premiums ceded [1]	(25.7)	(35.4)	(88.8)	(109.9)
Premiums	$86.1	$78.1	$251.1	$240.9
Percentage of amount assumed to net premiums	2.7%	2.9%	1.6%	2.0%

Direct policy benefits incurred	$255.5	$196.3	$789.4	$571.6
Policy benefits assumed	19.0	3.9	24.8	42.3
Policy benefits ceded	(55.7)	(53.9)	(182.3)	(187.4)
Premiums paid [2]	28.0	28.2	66.6	66.5
Policy benefits [3]	$246.8	$174.5	$698.5	$493.0
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $49.6 million and $89.1 million, net of reinsurance, for the three months ended September 30, 2015 and 2014, respectively, and $177.2 million and $302.2 million, net of reinsurance, for the nine months ended September 30, 2015 and 2014, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2015, five major reinsurance companies account for approximately 67% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at September 30, 2015 and December 31, 2014, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities as of: ($ in millions)	September 30, 2015	December 31, 2014	Inception

Available-for-sale debt securities	$5,626.9	$5,877.0	$4,773.1
Available-for-sale equity securities	84.6	91.7	—
Short-term investments	39.8	—	—
Limited partnerships and other investments	362.8	343.4	399.0
Policy loans	1,133.5	1,159.1	1,380.0
Fair value investments	61.8	59.8	—
Total closed block investments	7,309.4	7,531.0	6,552.1
Cash and cash equivalents	72.6	89.6	—
Accrued investment income	78.0	80.7	106.8
Reinsurance recoverable	29.9	19.1	—
Deferred income taxes, net	277.4	290.3	389.4
Other closed block assets	50.3	67.4	41.4
Total closed block assets	7,817.6	8,078.1	7,089.7
Policy liabilities and accruals	7,884.2	8,058.2	8,301.7
Policyholder dividends payable	198.9	201.9	325.1
Policy dividend obligation	613.9	714.8	—
Other closed block liabilities	46.1	48.0	12.3
Total closed block liabilities	8,743.1	9,022.9	8,639.1
Excess of closed block liabilities over closed block assets [1]	925.5	944.8	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(12.6)	(11.8)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$938.1	$956.6
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Closed block revenues
Premiums	$74.0	$71.1	$223.0	$219.7
Net investment income	113.3	102.9	308.5	303.9
Net realized gains (losses)	1.1	1.0	(2.9)	11.3
Total revenues	188.4	175.0	528.6	534.9
Policy benefits	113.1	107.2	337.0	333.1
Other operating expenses	1.4	1.4	2.9	2.0
Total benefits and expenses	114.5	108.6	339.9	335.1
Closed block contribution to income before dividends and income taxes	73.9	66.4	188.7	199.8
Policyholder dividends	(61.5)	(57.0)	(156.5)	(171.8)
Closed block contribution to income before income taxes	12.4	9.4	32.2	28.0
Applicable income tax expense	3.2	3.3	10.1	9.8
Closed block contribution to income	9.2	6.1	22.1	18.2
Less: Closed block contribution to income attributable to noncontrolling interests	2.7	—	3.3	(0.2)
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.5	$6.1	$18.8	$18.4

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Policyholder Dividend Obligation as of:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Policyholder dividend obligation
Policyholder dividends recorded through earnings	$61.5	$57.0	$156.5	$171.8
Policyholder dividends recorded through OCI	(35.1)	(36.4)	(133.8)	122.8
Additions to (reductions of) policyholder dividend liabilities	26.4	20.6	22.7	294.6
Policyholder dividends paid	(40.6)	(40.3)	(126.6)	(125.3)
Increase (decrease) in policyholder dividend liabilities	(14.2)	(19.7)	(103.9)	169.3
Policyholder dividend liabilities, beginning of period	827.0	894.5	916.7	705.5
Policyholder dividend liabilities, end of period	812.8	874.8	812.8	874.8
Policyholder dividends payable, end of period	(198.9)	(207.2)	(198.9)	(207.2)
Policyholder dividend obligation, end of period	$613.9	$667.6	$613.9	$667.6

The policyholder dividend obligation includes approximately $310.1 million and $277.9 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of September 30, 2015 and December 31, 2014, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of September 30, 2015 and December 31, 2014, the policyholder dividend obligation also includes $303.8 million and $436.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended September 30, 2015 and 2014 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$893.6	$881.8	$848.6	$947.8
Policy acquisition costs deferred	23.4	21.7	70.7	54.9
Costs amortized to expenses:
Recurring costs	(31.9)	(30.0)	(68.4)	(82.8)
Assumption unlocking	—	—	(6.6)	—
Realized investment gains (losses)	1.8	0.6	3.2	9.7
Offsets to net unrealized investment gains or losses included in AOCI	8.4	9.8	47.8	(45.7)
Balance, end of period	$895.3	$883.9	$895.3	$883.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended September 30, 2015 and 2014 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$87.9	$76.0	$79.4	$77.4
Sales inducements deferred	2.3	5.2	11.9	12.7
Amortization charged to income	(1.6)	(2.1)	(6.4)	(4.9)
Offsets to net unrealized investment gains or losses included in AOCI	0.6	1.2	4.3	(4.9)
Balance, end of period	$89.2	$80.3	$89.2	$80.3

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at September 30, 2015 and December 31, 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$374.8	$48.2	$(0.1)	$422.9	$—
State and political subdivision	549.3	37.8	(6.3)	580.8	(1.1)
Foreign government	220.2	21.5	(1.4)	240.3	—
Corporate	8,341.5	415.9	(182.7)	8,574.7	(7.1)
Commercial mortgage-backed (“CMBS”)	591.4	41.2	(0.4)	632.2	—
Residential mortgage-backed (“RMBS”)	1,512.1	67.3	(10.3)	1,569.1	(25.4)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	319.8	1.7	(4.3)	317.2	(4.5)
Other asset-backed (“ABS”)	246.8	11.1	(4.4)	253.5	(0.6)
Available-for-sale debt securities	$12,155.9	$644.7	$(209.9)	$12,590.7	$(38.7)
Amounts applicable to the closed block	$5,332.0	$369.5	$(74.6)	$5,626.9	$(8.9)
Available-for-sale equity securities	$151.2	$21.6	$(1.9)	$170.9	$—
Amounts applicable to the closed block	$75.7	$10.3	$(1.4)	$84.6	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	September 30, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$434.5	$440.3
Due after one year through five years	1,922.4	2,016.4
Due after five years through ten years	3,603.3	3,643.9
Due after ten years	3,525.6	3,718.1
CMBS/RMBS/ABS/CDO/CLO [1]	2,670.1	2,772.0
Total	$12,155.9	$12,590.7
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of September 30, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Nine Months Ended September 30,
	2015	2014
Debt securities, available-for-sale
Proceeds from sales	$609.2	$365.3
Proceeds from maturities/repayments	835.7	890.7
Gross investment gains from sales, prepayments and maturities	25.7	31.2
Gross investment losses from sales and maturities	(3.6)	(13.6)

Equity securities, available-for-sale
Proceeds from sales	$14.6	$17.1
Gross investment gains from sales	1.7	6.0
Gross investment losses from sales	—	(1.5)

Aging of Temporarily Impaired Securities:	September 30, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$5.6	$(0.1)	$0.9	$—	$6.5	$(0.1)
State and political subdivision	29.7	(3.5)	38.6	(2.8)	68.3	(6.3)
Foreign government	26.4	(1.4)	—	—	26.4	(1.4)
Corporate	1,830.9	(94.4)	487.1	(88.3)	2,318.0	(182.7)
CMBS	34.3	(0.4)	—	—	34.3	(0.4)
RMBS	66.0	(0.8)	182.3	(9.5)	248.3	(10.3)
CDO/CLO	164.6	(1.6)	78.7	(2.7)	243.3	(4.3)
Other ABS	6.3	—	7.6	(4.4)	13.9	(4.4)
Debt securities	2,163.8	(102.2)	795.2	(107.7)	2,959.0	(209.9)
Equity securities	7.0	(1.4)	18.2	(0.5)	25.2	(1.9)
Total temporarily impaired securities	$2,170.8	$(103.6)	$813.4	$(108.2)	$2,984.2	$(211.8)
Amounts inside the closed block	$692.0	$(37.6)	$319.4	$(38.4)	$1,011.4	$(76.0)
Amounts outside the closed block	$1,478.8	$(66.0)	$494.0	$(69.8)	$1,972.8	$(135.8)
Debt securities outside the closed block that are below investment grade	$126.2	$(7.6)	$81.9	$(17.1)	$208.1	$(24.7)
Number of securities		403		167		570

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$2.7	$(0.1)	$2.7	$(0.1)
State and political subdivision	11.6	(0.6)	31.1	(1.9)	42.7	(2.5)
Foreign government	15.7	(1.4)	—	—	15.7	(1.4)
Corporate	643.0	(23.5)	654.3	(51.1)	1,297.3	(74.6)
CMBS	12.6	—	10.9	(0.1)	23.5	(0.1)
RMBS	8.4	(0.2)	226.7	(11.7)	235.1	(11.9)
CDO/CLO	57.9	(0.5)	96.3	(2.8)	154.2	(3.3)
Other ABS	13.8	(0.1)	16.0	(4.6)	29.8	(4.7)
Debt securities	763.0	(26.3)	1,038.0	(72.3)	1,801.0	(98.6)
Equity securities	5.6	(0.7)	15.2	(0.9)	20.8	(1.6)
Total temporarily impaired securities	$768.6	$(27.0)	$1,053.2	$(73.2)	$1,821.8	$(100.2)
Amounts inside the closed block	$266.8	$(11.7)	$387.8	$(21.8)	$654.6	$(33.5)
Amounts outside the closed block	$501.8	$(15.3)	$665.4	$(51.4)	$1,167.2	$(66.7)
Debt securities outside the closed block that are below investment grade	$84.2	$(4.1)	$50.4	$(6.6)	$134.6	$(10.7)
Number of securities		158		211		369

Unrealized losses on debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $54.9 million and $25.3 million, respectively, at September 30, 2015, of which $26.9 million and $0, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

As of September 30, 2015, available-for-sale securities in an unrealized loss position were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. Securities in an unrealized loss position for over 12 months consisted of 159 debt securities and 8 equity securities. These debt securities primarily relate to corporate securities, which have depressed values due primarily to an increase in interest rates and credit spreads since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended September 30, 2015 and 2014 totaled $4.0 million and $3.9 million, respectively. OTTIs recorded for available-for-sale debt and equity securities for the nine months ended September 30, 2015 and 2014 totaled $13.5 million and $5.1 million, respectively. For the three months ended September 30, 2015, debt impairments of $3.9 million related primarily to continued deterioration of a previously impaired security.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(42.8)	$(62.6)	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	(1.6)	—	(1.6)	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	1.4	9.0	11.0	17.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(43.0)	$(53.6)	$(43.0)	$(53.6)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments: ($ in millions)	September 30, 2015	December 31, 2014
Limited partnerships
Private equity funds	$267.2	$241.1
Mezzanine funds	160.8	162.4
Infrastructure funds	35.2	38.9
Hedge funds	10.0	10.7
Mortgage and real estate funds	4.2	3.7
Leveraged leases	4.7	11.8
Direct equity investments	41.9	49.6
Life settlements	18.3	22.4
Other alternative assets	2.2	2.2
Limited partnerships and other investments	$544.5	$542.8
Amounts applicable to the closed block	$362.8	$343.4

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

Sources of Net Investment Income:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Debt securities [1]	$151.6	$145.8	$451.1	$433.6
Equity securities	1.5	1.0	5.1	6.1
Limited partnerships and other investments	20.6	19.2	49.5	52.0
Policy loans	43.4	42.3	126.9	124.8
Fair value investments	16.3	1.3	26.5	4.9
Total investment income	233.4	209.6	659.1	621.4
Less: Discontinued operations	0.3	0.2	0.9	0.8
Less: Investment expenses	5.6	4.5	19.1	12.7
Net investment income	$227.5	$204.9	$639.1	$607.9
Amounts applicable to the closed block	$113.3	$102.9	$308.5	$303.9
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(4.3)	$(3.0)	$(5.3)	$(2.8)
Portion of losses recognized in OCI	0.4	(0.2)	(1.2)	(0.4)
Net debt impairments recognized in earnings	$(3.9)	$(3.2)	$(6.5)	$(3.2)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(3.9)	(3.2)	(6.3)	(3.2)
CMBS	—	—	—	—
RMBS	—	—	(0.2)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(3.9)	(3.2)	(6.5)	(3.2)
Equity security impairments	(0.1)	(0.7)	(7.0)	(1.9)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(4.0)	(3.9)	(13.5)	(5.1)
Debt security transaction gains	4.9	10.9	25.7	31.2
Debt security transaction losses	(1.6)	(9.3)	(3.6)	(13.6)
Equity security transaction gains	1.7	4.1	1.7	6.0
Equity security transaction losses	—	—	—	(1.5)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	5.0	5.7	23.8	22.1
Derivative instruments	(7.8)	3.0	(22.0)	(20.9)
Embedded derivatives [1]	(3.6)	(8.4)	(9.5)	(23.5)
Assets valued at fair value	(1.2)	(0.2)	(8.6)	0.9
Net realized gains (losses), excluding impairment losses	(7.6)	0.1	(16.3)	(21.4)
Net realized gains (losses), including impairment losses	$(11.6)	$(3.8)	$(29.8)	$(26.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated interim unaudited financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Debt securities	$(56.3)	$(76.4)	$(266.5)	$253.0
Equity securities	(1.4)	3.6	(3.8)	11.1
Other investments	0.1	(0.1)	(2.3)	0.1
Net unrealized investment gains (losses)	$(57.6)	$(72.9)	$(272.6)	$264.2

Net unrealized investment gains (losses)	$(57.6)	$(72.9)	$(272.6)	$264.2
Applicable to closed block policyholder dividend obligation	(35.1)	(36.4)	(133.8)	122.8
Applicable to DAC	(8.4)	(9.8)	(47.8)	45.7
Applicable to other actuarial offsets	(18.0)	(12.3)	(43.6)	34.5
Applicable to deferred income tax expense (benefit)	(21.8)	(5.5)	(39.2)	60.6
Offsets to net unrealized investment gains (losses)	(83.3)	(64.0)	(264.4)	263.6
Net unrealized gains (losses) included in OCI	$25.7	$(8.9)	$(8.2)	$0.6

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at September 30, 2015 and December 31, 2014.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	September 30, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$13.5	$—	$9.3	$5.5	$—	$5.1
Equity securities, at fair value [2]	54.5	—	49.2	35.0	—	30.0
Cash and cash equivalents	7.4	—	7.0	9.4	—	9.3
Investment in partnership interests [2]	—	—	—	—	—	—
Investment in single asset LLCs [2]	32.2	—	21.8	50.6	—	36.6
Other assets	5.4	—	4.2	0.6	—	0.5
Total assets of consolidated VIEs	$113.0	$—	$91.5	$101.1	$—	$81.5
Total liabilities of consolidated VIEs	$—	$1.1	$0.9	$—	$0.6	$0.5
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at September 30, 2015 and December 31, 2014 excludes unfunded commitments of $6.8 million and $11.9 million, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $118.6 million and $151.5 million as of September 30, 2015 and December 31, 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	September 30, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$77.9	$—	$130.8	$106.0	$—	$157.8
LLCs	40.7	—	40.7	45.5	—	45.5
Total	$118.6	$—	$171.5	$151.5	$—	$203.3
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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $831.1 million and $848.8 million at September 30, 2015 and December 31, 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2015, we were exposed to the credit concentration risk of 53 issuers each representing exposure greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. The top five largest exposures were Bank of America Corp, General Electric Company, Berkshire Hathaway Inc., The Bank of New York Mellon Corp and BB&T Corporation. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of September 30, 2015, we held derivative assets, net of liabilities, with a fair value of $41.6 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments in these issuers with a fair value of $243.4 million as of September 30, 2015. Our maximum amount of loss due to credit risk with these issuers was $285.0 million as of September 30, 2015. See Note 11 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

8.    Financing Activities

Indebtedness

The carrying value of our debt was as follows:

Indebtedness at Carrying Value: ($ in millions)	September 30, 2015	December 31, 2014

7.15% surplus notes, due 2034	$126.2	$126.2
7.45% senior unsecured bonds, due 2032	252.7	252.7
Total indebtedness	$378.9	$378.9

We incurred interest expense of $7.0 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively, and $21.2 million and $21.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Through September 30, 2015, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of September 30, 2015, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of September 30, 2015, we also had 0.3 million shares reserved for issuance under our stock option plans and 0.1 million shares reserved for issuance under our restricted stock unit (“RSU”) plans.

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

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record approximately 5.1% of our outstanding common stock. In the nine months ended September 30, 2015 and 2014, we incurred $2.2 million and $2.0 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

Morgan Stanley currently owns of record approximately 5.1% of our outstanding common stock. In the nine months ended September 30, 2015 and 2014, we incurred $0 and $1.1 million, respectively, for fees associated with a bondholder solicitation seeking consent to amend the indenture governing our 7.45% senior unsecured bonds. See Note 8 to these consolidated interim unaudited financial statements for additional information.

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

Assets with fair value and carrying value of $2.9 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	September 30, 2015	December 31, 2014
($ in millions)
Debt securities	$317.1	$375.9
Equity funds	1,322.4	1,638.6
Other	47.1	49.9
Total	$1,686.6	$2,064.4

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$20.1	$14.7	$21.4	$17.1
Incurred	1.7	2.1	1.6	(0.1)
Paid	(1.0)	(0.5)	(2.5)	(0.7)
Assumption unlocking	—	—	0.4	—
Change due to net unrealized gains or losses included in AOCI	0.1	—	—	—
Balance, end of period	$20.9	$16.3	$20.9	$16.3

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$21.3	$8.9	$22.7	$9.8
Incurred	1.3	0.5	1.3	(0.3)
Paid	(1.7)	—	(3.1)	—
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Balance, end of period	$20.9	$9.4	$20.9	$9.4

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

GMDB and GMIB Benefits by Type:	September 30, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$539.9	$1.9	$1.9	64
GMDB step up	1,459.6	180.8	72.2	65
GMDB earnings enhancement benefit (“EEB”)	24.5	2.4	2.4	65
GMDB greater of annual step up and roll up	19.8	6.6	6.6	70
Total GMDB at September 30, 2015	2,043.8	$191.7	$83.1
Less: General account value with GMDB	362.8
Subtotal separate account liabilities with GMDB	1,681.0
Separate account liabilities without GMDB	852.2
Total separate account liabilities	$2,533.2
GMIB [1] at September 30, 2015	$257.2			66

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$661.5	$1.6	$1.6	63
GMDB step up	1,723.2	112.2	13.4	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	2,436.5	$118.6	$19.8
Less: General account value with GMDB	378.6
Subtotal separate account liabilities with GMDB	2,057.9
Separate account liabilities without GMDB	962.8
Total separate account liabilities	$3,020.7
GMIB [1] at December 31, 2014	$319.6			65
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$153.4	$135.2	$147.0	$85.4
Incurred	10.5	9.6	37.0	24.4
Paid	(0.1)	(0.1)	(0.3)	(0.3)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(2.2)	(6.0)	(22.1)	29.2
Balance, end of period	$161.6	$138.7	$161.6	$138.7

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$203.8	$187.1	$195.8	$170.6
Incurred	13.9	9.2	34.7	27.1
Paid	(12.7)	(2.1)	(23.9)	(5.3)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(0.4)	(0.2)	(2.0)	1.6
Balance, end of period	$204.6	$194.0	$204.6	$194.0

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$351.2	$294.2	$351.5	$249.1
Incurred	10.8	17.9	19.2	57.3
Assumption unlocking	—	—	(6.8)	—
Change due to net unrealized gains or losses included in AOCI	(14.2)	(4.3)	(16.1)	1.4
Balance, end of period	$347.8	$307.8	$347.8	$307.8

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 11 to our consolidated financial statements in the 2014 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	September 30, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$395.4	65
GMAB	235.2	60
COMBO	5.6	65
Balance, end of period	$636.2

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$496.8	65
GMAB	315.6	59
COMBO	7.1	65
Balance, end of period	$819.5

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

Embedded Derivative Liabilities: ($ in millions)	September 30, 2015	December 31, 2014

GMWB	$12.4	$7.3
GMAB	1.6	(0.3)
COMBO	(0.1)	(0.2)
Total variable annuity embedded derivative liabilities	$13.9	$6.8

There were no benefit payments made for the GMWB and GMAB in the nine months ended September 30, 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposit funds within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of operations and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $166.1 million and $153.9 million as of September 30, 2015 and December 31, 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of operations and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2015 are $(3.6) million and $(9.5) million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2014 are $(8.4) million and $(23.5) million, respectively.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Derivative Instruments (continued)

The Company seeks to enter into derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. Counterparties or central clearinghouses may require cash to be posted as collateral or margin. As of September 30, 2015 and December 31, 2014, $28.9 million and $18.6 million, respectively, of cash and cash equivalents were held as collateral or margin by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

The following tables summarize the balance sheet classification of the Company’s gross derivative asset and liability fair value amounts. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the tables below to quantify the volume of the Company’s derivative activity.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of September 30, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$173.7	$5.1	$0.9
Variance swaps	2015 - 2017	0.9	—	9.0
Swaptions	2015	42.0	0.4	—
Put options	2015 - 2022	446.6	30.3	—
Call options [2]	2015 - 2020	2,379.4	29.7	15.6
Cross currency swaps	2016	10.0	1.3	—
Equity futures	2015	28.3	0.3	—
Total derivative instruments		$3,080.9	$67.1	$25.5
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.3 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.1	—
Put options	2015 - 2022	692.5	31.1	—
Call options [2]	2015 - 2019	2,019.2	119.8	74.6
Cross currency swaps	2016	10.0	0.6	—
Equity futures	2015	4.1	—	0.5
Total derivative instruments		$3,617.7	$161.3	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Interest rate swaps	$7.8	$1.2	$6.2	$8.0
Variance swaps	0.4	0.2	(0.4)	(0.8)
Swaptions	(0.4)	(1.4)	(0.5)	(27.3)
Put options	7.2	4.8	(1.1)	(3.7)
Call options	(24.1)	1.7	(28.4)	15.9
Cross currency swaps	(0.1)	0.8	0.6	0.8
Equity futures	1.4	(4.3)	1.6	(13.8)
Embedded derivatives	(3.6)	(8.4)	(9.5)	(23.5)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(11.4)	$(5.4)	$(31.5)	$(44.4)

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

Offsetting of Derivative Assets/Liabilities:	September 30, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$67.1	$—	$67.1	$(23.2)	$—	$43.9
Total derivative liabilities	$(25.5)	$—	$(25.5)	$23.2	$2.3	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$161.3	$—	$161.3	$(82.5)	$—	$78.8
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.5	$3.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $26.6 million and $15.5 million as of September 30, 2015 and December 31, 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	September 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$72.5	$350.4	$422.9
State and political subdivision	—	173.1	407.7	580.8
Foreign government	—	201.7	38.6	240.3
Corporate	—	4,084.8	4,489.9	8,574.7
CMBS	—	590.9	41.3	632.2
RMBS	—	1,172.9	396.2	1,569.1
CDO/CLO	—	—	317.2	317.2
Other ABS	—	65.5	188.0	253.5
Total available-for-sale debt securities	—	6,361.4	6,229.3	12,590.7
Available-for-sale equity securities	—	—	170.9	170.9
Short-term investments	229.5	—	—	229.5
Derivative assets	0.3	66.8	—	67.1
Fair value investments [2]	24.6	9.3	151.7	185.6
Separate account assets	2,533.2	—	—	2,533.2
Total assets	$2,787.6	$6,437.5	$6,551.9	$15,777.0
Liabilities
Derivative liabilities	$—	$25.5	$—	$25.5
Embedded derivatives	—	—	180.0	180.0
Total liabilities	$—	$25.5	$180.0	$205.5
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at September 30, 2015 include $60.8 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $20.1 million as of September 30, 2015. Changes in the fair value of these assets are recorded through net investment income. Additionally, $104.7 million of assets relate to investment holdings of consolidated VIEs held at fair value, $4.5 million of which are Level 1 securities.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2015.

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

Available-for-sale debt securities as of September 30, 2015 and December 31, 2014, respectively, are reported net of $29.3 million and $27.8 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	September 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$690.5	$1,214.7	$1,905.2
Energy	—	447.4	541.9	989.3
Financial services	—	1,681.5	943.8	2,625.3
Capital goods	—	429.1	351.5	780.6
Transportation	—	118.6	337.7	456.3
Utilities	—	392.0	720.6	1,112.6
Other	—	325.7	379.7	705.4
Total corporates	$—	$4,084.8	$4,489.9	$8,574.7

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$593.0	$1,266.6	$1,859.6
Energy	—	534.6	472.8	1,007.4
Financial services	—	1,617.3	967.9	2,585.2
Capital goods	—	398.1	384.8	782.9
Transportation	—	104.7	305.8	410.5
Utilities	—	348.1	683.4	1,031.5
Other	—	398.4	322.6	721.0
Total corporates	$—	$3,994.2	$4,403.9	$8,398.1

As of September 30, 2015, the only financial instruments carried at fair value on a non-recurring basis were life settlement contracts with a fair value of $18.3 million, which are included in limited partnerships and other investments in the consolidated balance sheets. Since the fair value of these contracts is determined using a discounted cash flow model that includes significant unobservable inputs, these contracts are classified as Level 3. Significant unobservable inputs at September 30, 2015 are the discount rate of 17.00% and mortality assumptions ranging from 90% to 293% of the 2008 valuation basic table. There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2014.

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

Level 3 Financial Assets:	Three Months Ended September 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$357.6	$—	$(9.4)	$—	$—	$2.2	$—	$350.4
State and political subdivision	402.9	6.0	(2.6)	—	—	1.5	(0.1)	407.7
Foreign government	32.6	—	(0.2)	6.5	—	(0.3)	—	38.6
Corporate	4,271.0	161.5	(142.5)	266.2	(13.7)	(53.1)	0.5	4,489.9
CMBS	29.7	19.8	(0.1)	—	(8.3)	0.3	(0.1)	41.3
RMBS	416.5	0.1	(19.4)	—	—	(1.0)	—	396.2
CDO/CLO	259.9	75.8	(18.6)	—	—	—	0.1	317.2
Other ABS	193.0	—	(5.0)	—	—	0.3	(0.3)	188.0
Total available-for-sale debt securities	5,963.2	263.2	(197.8)	272.7	(22.0)	(50.1)	0.1	6,229.3
Available-for-sale equity securities	168.3	4.1	—	—	—	(1.4)	(0.1)	170.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	179.0	3.1	(43.6)	—	—	13.2	—	151.7
Total assets	$6,310.5	$270.4	$(241.4)	$272.7	$(22.0)	$(38.3)	$—	$6,551.9
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$373.4	$11.7	$(48.5)	$—	$—	$0.1	$1.6	$338.3
State and political subdivision	285.4	40.9	(11.4)	—	—	—	5.0	319.9
Foreign government	16.5	—	—	—	—	—	(0.2)	16.3
Corporate	3,871.5	186.6	(127.2)	63.7	(12.3)	(2.8)	(14.6)	3,964.9
CMBS	31.6	—	(8.3)	—	—	0.6	(0.3)	23.6
RMBS	511.3	0.4	(24.2)	—	—	1.7	0.4	489.6
CDO/CLO	239.0	—	(12.2)	—	—	0.1	(1.3)	225.6
Other ABS	223.2	—	(4.1)	—	(2.7)	(0.5)	(1.2)	214.7
Total available-for-sale debt securities	5,551.9	239.6	(235.9)	63.7	(15.0)	(0.8)	(10.6)	5,592.9
Available-for-sale equity securities	148.1	47.9	(1.0)	0.4	—	(1.5)	(4.0)	189.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	162.4	—	(2.7)	—	—	3.0	—	162.7
Total assets	$5,862.4	$287.5	$(239.6)	$64.1	$(15.0)	$0.7	$(14.6)	$5,945.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine Months Ended September 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$362.2	$9.9	$(15.8)	$—	$—	$2.2	$(8.1)	$350.4
State and political subdivision	400.2	34.9	(8.2)	—	(14.0)	1.5	(6.7)	407.7
Foreign government	53.6	—	(0.2)	10.7	(26.7)	(0.3)	1.5	38.6
Corporate	4,403.9	523.5	(364.3)	340.7	(315.8)	(54.1)	(44.0)	4,489.9
CMBS	152.8	30.1	(5.4)	8.5	(140.8)	0.2	(4.1)	41.3
RMBS	470.3	0.7	(69.3)	—	—	(1.2)	(4.3)	396.2
CDO/CLO	196.9	166.2	(47.6)	—	—	1.7	—	317.2
Other ABS	245.1	4.5	(26.1)	—	(31.9)	0.1	(3.7)	188.0
Total available-for-sale debt securities	6,285.0	769.8	(536.9)	359.9	(529.2)	(49.9)	(69.4)	6,229.3
Available-for-sale equity securities	179.5	14.7	(14.2)	—	—	(7.6)	(1.5)	170.9
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	190.0	3.5	(52.0)	—	—	10.2	—	151.7
Total assets	$6,654.5	$788.0	$(603.1)	$359.9	$(529.2)	$(47.3)	$(70.9)	$6,551.9
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine Months Ended September 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$20.9	$(23.6)	$—	$—	$—	$13.8	$338.3
State and political subdivision	269.1	43.6	(4.4)	—	—	—	11.6	319.9
Foreign government	15.9	—	—	—	—	—	0.4	16.3
Corporate	3,893.8	375.1	(310.7)	78.4	(127.4)	1.4	54.3	3,964.9
CMBS	113.7	—	(28.7)	—	(60.3)	0.4	(1.5)	23.6
RMBS	552.7	1.7	(58.6)	—	(4.3)	2.9	(4.8)	489.6
CDO/CLO	224.1	39.9	(35.3)	—	—	1.9	(5.0)	225.6
Other ABS	247.7	—	(25.0)	—	(4.6)	1.7	(5.1)	214.7
Total available-for-sale debt securities	5,644.2	481.2	(486.3)	78.4	(196.6)	8.3	63.7	5,592.9
Available-for-sale equity securities	135.2	61.3	(13.9)	—	—	(0.3)	7.6	189.9
Short-term investments	0.9	—	—	—	—	—	(0.9)	—
Fair value investments	169.9	—	(16.2)	—	—	9.0	—	162.7
Total assets	$5,950.2	$542.5	$(516.4)	$78.4	$(196.6)	$17.0	$70.4	$5,945.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$175.7	$118.1	$160.7	$87.8
Net purchases / settlements	0.7	7.3	9.8	22.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	3.6	8.4	9.5	23.5
Balance, end of period	$180.0	$133.8	$180.0	$133.8

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

Level 3 Assets: [1]	September 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$350.4	Discounted cash flow	Yield	1.10% - 4.58% (3.27%)
State and political subdivision	$216.0	Discounted cash flow	Yield	1.86% - 12.16% (3.68%)
Corporate	$3,286.0	Discounted cash flow	Yield	0.98% - 7.80% (3.37%)
Other ABS	$35.4	Discounted cash flow	Yield	0.50% - 2.88% (1.92%)
Fair value investments	$6.5	Discounted cash flow	Default rate	0.14%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$362.2	Discounted cash flow	Yield	0.99% - 4.27% (3.17%)
State and political subdivision	$159.1	Discounted cash flow	Yield	2.15% - 4.50% (3.22%)
Corporate	$3,116.6	Discounted cash flow	Yield	0.93% - 6.88% (3.24%)
Other ABS	$39.3	Discounted cash flow	Yield	0.60% - 4.00% (1.92%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	September 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$166.1	Budget method	Swap curve	0.38% - 2.33
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	4.48%
Embedded derivatives (GMAB / GMWB / COMBO)	$13.9	Risk neutral stochastic valuation methodology	Volatility surface	5.83% - 71.40%
			Swap curve	0.27% - 2.59%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	4.48%

Level 3 Liabilities:	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.8	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	September 30, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$350.4	$—	$350.4
State and political subdivision	216.0	191.7	407.7
Foreign government	—	38.6	38.6
Corporate	3,286.0	1,203.9	4,489.9
CMBS	—	41.3	41.3
RMBS	—	396.2	396.2
CDO/CLO	—	317.2	317.2
Other ABS	35.4	152.6	188.0
Total available-for-sale debt securities	3,887.8	2,341.5	6,229.3
Available-for-sale equity securities	—	170.9	170.9
Fair value investments	6.5	145.2	151.7
Total assets	$3,894.3	$2,657.6	$6,551.9
Liabilities
Embedded derivatives	$180.0	$—	$180.0
Total liabilities	$180.0	$—	$180.0
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$362.2	$—	$362.2
State and political subdivision	159.1	241.1	400.2
Foreign government	—	53.6	53.6
Corporate	3,116.6	1,287.3	4,403.9
CMBS	—	152.8	152.8
RMBS	—	470.3	470.3
CDO/CLO	—	196.9	196.9
Other ABS	39.3	205.8	245.1
Total available-for-sale debt securities	3,677.2	2,607.8	6,285.0
Available-for-sale equity securities	—	179.5	179.5
Fair value investments	6.3	183.7	190.0
Total assets	$3,683.5	$2,971.0	$6,654.5
Liabilities
Embedded derivatives	$160.7	$—	$160.7
Total liabilities	$160.7	$—	$160.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	September 30, 2015		December 31, 2014
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,350.5	$2,337.2	$2,352.1	$2,339.2
Life settlements	Level 3	$18.3	$18.3	$22.4	$17.4

Financial liabilities:
Investment contracts	Level 3	$4,319.5	$4,321.6	$3,955.0	$3,957.3
7.15 % Surplus notes	Level 3	$126.2	$91.5	$126.2	$95.8
7.45% Senior unsecured bonds	Level 2	$252.7	$206.3	$252.7	$248.0

13.    Income Taxes

It is our general policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income tax asset balances, income tax benefit and expense and related valuation allowance for the three and nine months ended September 30, 2015 have been computed based on the first nine months of 2015 as a discrete period.

The tax benefit of $17.0 million for the three months ended September 30, 2015 is attributable to current tax benefits. The tax benefit of $32.2 million for the nine months ended September 30, 2015 is also attributable to current tax benefits. Of the current tax benefit, $0.9 million is a result of the conclusion of the 2011 and 2012 IRS audit and $10.9 million is attributable to the prior year provision to return true up. The remaining $20.4 million current tax benefit represents a benefit on our nine month ended taxable loss.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $73.5 million as of September 30, 2015. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is also consistent with prior periods.

Consistent with the above, for the three months ended September 30, 2015, we recognized a net decrease in the valuation allowance of $27.2 million. For the nine months ended September 30, 2015, we recognized a net decrease in the valuation allowance of $2.3 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets increased by $21.8 million for the three months ended September 30, 2015, which was attributable to available-for-sale debt securities with gross unrealized losses. The net deferred tax assets increased by $39.2 million for the nine months ended September 30, 2015, which also was attributable to available-for-sale debt securities with gross unrealized losses.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. In the second quarter of 2015, the IRS concluded their IRS audit of tax years 2011 and 2012, resulting in a benefit of $0.9 million. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

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

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the holding company funded the escrow with $78.9 million of assets including treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash from the holding company in the fourth quarter of 2014. The Company expects, in the fourth quarter of 2015, to fund the escrow with $76.2 million of assets including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended September 30, 2015 and 2014 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of June 30, 2015	$6.2	$24.6	$(296.0)	$(265.2)
Change in component during the period before reclassifications	(3.6)	30.0	2.3	28.7
Amounts reclassified from AOCI	2.5	(3.2)	1.7	1.0
Balance as of September 30, 2015	$5.1	$51.4	$(292.0)	$(235.5)

Balance as of June 30, 2014	$13.7	$29.7	$(215.5)	$(172.1)
Change in component during the period before reclassifications	0.3	(8.2)	0.4	(7.5)
Amounts reclassified from AOCI	0.6	(1.6)	1.3	0.3
Balance as of September 30, 2014	$14.6	$19.9	$(213.8)	$(179.3)

Balance as of December 31, 2014	$9.9	$54.8	$(299.1)	$(234.4)
Change in component during the period before reclassifications	(5.8)	4.3	2.4	0.9
Amounts reclassified from AOCI	1.0	(7.7)	4.7	(2.0)
Balance as of September 30, 2015	$5.1	$51.4	$(292.0)	$(235.5)

Balance as of December 31, 2013	$7.0	$26.9	$(218.9)	$(185.0)
Change in component during the period before reclassifications	9.6	2.0	1.8	13.4
Amounts reclassified from AOCI	(2.0)	(9.0)	3.3	(7.7)
Balance as of September 30, 2014	$14.6	$19.9	$(213.8)	$(179.3)
———————

[1]
See Note 7 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

14. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$(3.9)	$(0.9)	$(1.5)	$3.1	Net realized capital gains (losses)
	(3.9)	(0.9)	(1.5)	3.1	Total before income taxes
	(1.4)	(0.3)	(0.5)	1.1	Income tax expense (benefit)
	$(2.5)	$(0.6)	$(1.0)	$2.0	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$4.9	$2.7	$11.8	$13.9	Net realized capital gains (losses)
	4.9	2.7	11.8	13.9	Total before income taxes
	1.7	1.1	4.1	4.9	Income tax expense (benefit)
	$3.2	$1.6	$7.7	$9.0	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(3.1)	$(2.3)	$(8.2)	$(6.1)	Other operating expense
Amortization of prior service costs	0.3	0.3	0.9	0.9	Other operating expense
	(2.8)	(2.0)	(7.3)	(5.2)	Total before income taxes
	(1.1)	(0.7)	(2.6)	(1.9)	Income tax expense (benefit)
	$(1.7)	$(1.3)	$(4.7)	$(3.3)	Net income (loss)

Total amounts reclassified from AOCI	$(1.0)	$(0.3)	$2.0	$7.7	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-employment benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Service cost	$0.7	$0.5	$2.3	$1.7
Interest cost	8.6	9.2	25.8	27.4
Expected return on plan assets	(9.7)	(9.1)	(29.5)	(28.1)
Net loss amortization	3.1	2.3	8.3	6.3
Pension benefit cost	$2.7	$2.9	$6.9	$7.3

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

Components of Other Post-Employment Benefit Costs:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Service cost	$—	$0.1	$—	$0.1
Interest cost	0.2	0.3	0.9	1.1
Net gain amortization	—	—	(0.1)	(0.2)
Prior service cost amortization	(0.3)	(0.3)	(0.9)	(0.9)
Other post-employment benefit cost	$(0.1)	$0.1	$(0.1)	$0.1

For the three months ended September 30, 2015, other comprehensive loss included unrealized gains of $2.6 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2015, other comprehensive loss included unrealized gains of $4.6 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law. The law extended certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this through the third quarter of 2015 and does not expect to make any contributions for the remainder of the year.

Savings plans

During the three months ended September 30, 2015 and 2014, we incurred costs of $0.8 million and $0.7 million, respectively, for contributions to our savings plans. During the nine months ended September 30, 2015 and 2014, we incurred costs of $3.2 million and $3.0 million, respectively, for contributions to our savings plans.

Effective April 1, 2010, employees of the Company (except Saybrus employees) are eligible to receive an annual employer discretionary contribution according to the 401(k) plan terms.

16.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2015	2014	2015	2014

Weighted-average common shares outstanding	5,751	5,750	5,751	5,747
Weighted-average effect of dilutive potential common shares:
Restricted stock units	40	—	21	7
Employee stock options	—	2	—	2
Potential common shares	40	2	21	9
Less: Potential common shares excluded from calculation due to net losses	40	2	21	9
Dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,751	5,750	5,751	5,747

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2015 and 2014, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of RSUs and options would have been anti-dilutive to the earnings per share calculation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

17.    Segment Information

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges, net investment income and realized gains (losses). Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Segment Information on Revenues:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Life and Annuity	$430.2	$407.3	$1,244.7	$1,208.1
Saybrus Partners [1]	10.2	10.3	30.3	27.2
Less: Intercompany revenues [2]	3.3	3.2	10.5	8.8
Total revenues	$437.1	$414.4	$1,264.5	$1,226.5
———————

[1]
Includes intercompany commission revenue of $3.3 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively, and $10.5 million and $8.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Life and Annuity operating income (loss)	$(17.6)	$(18.2)	$(112.4)	$(71.5)
Saybrus Partners operating income (loss)	2.1	2.4	5.6	4.6
Less: Applicable income tax expense (benefit)	(17.0)	2.6	(32.2)	(21.8)
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.3)	(1.2)	(1.5)
Net realized gains (losses)	(11.6)	(3.8)	(29.8)	(26.5)
Less: Net income (loss) attributable to noncontrolling interests	5.5	(0.1)	6.7	(0.2)
Net income (loss)	$(15.7)	$(22.4)	$(112.3)	$(72.9)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

18. Discontinued Operations (continued)

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $38.2 million and $39.3 million as of September 30, 2015 and December 31, 2014, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $1.2 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively. Losses of $0.1 million and $1.1 million were recognized during the three and nine months ended September 30, 2015, respectively, primarily due to normal run-off activity. Losses of $0.3 million and $1.4 million were recognized during the three and nine months ended September 30, 2014, respectively, primarily due to normal run-off activity.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

19. Contingent Liabilities (continued)

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging cost of insurance (“COI”) rate adjustments implemented by Phoenix Life in 2010 and 2011 in certain universal life insurance policies. The complaint sought damages for breach of contract. The class certified by the court was limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment.

PHL Variable has been named as a defendant in six actions challenging its COI rate adjustments in certain universal life insurance policies implemented concurrently with the Phoenix Life adjustments. Phoenix Life and PHL Variable are referred to as the “Phoenix Life Companies.” Five cases have been brought against PHL Variable, while one case has been brought against both PHL Variable and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant, and consolidated with No. 3:14-cv-00555-WWE (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714-CM; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against PHL Variable, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

The Tiger Capital Litigation, the two U.S. Bank N.Y. Litigations and the SPRR Litigation were assigned or reassigned to the same judge as the Fleisher Litigation. The plaintiff in the Tiger Capital Litigation sought damages for breach of contract and declaratory relief. The plaintiff in the U.S. Bank N.Y. Litigations and U.S. Bank Conn. Litigations sought damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation sought damages for breach of contract for a nationwide class of policyholders.

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015 and on June 3, 2015 the court granted preliminary approval of the Settlement and ordered notice be given to class members. The proposed Settlement class consists of all policyholders that were subject to the 2010 and 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, were eligible to opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015 and opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. On September 9, 2015, the judge in the Fleisher and SPRR Litigations entered an order approving of the Settlement.

On June 3, 2015, the parties to the Tiger Capital Litigation advised the court of a settlement of the Tiger Capital Litigation, which includes Tiger Capital, LLC’s participation in the class Settlement. The settlement of the Tiger Capital Litigation was on a basis that will not have a material impact on the Company’s financial statements. The Tiger Capital Litigation was closed by the court on October 21, 2015

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

19. Contingent Liabilities (continued)

On September 28, 2015, the Plaintiff in the U.S. Bank N.Y. Litigations and PHL Variable filed a joint stipulation of dismissal of the U.S. Bank N.Y. Litigations with prejudice pursuant to an agreement to settle. The U.S. Bank Conn. Litigations are proceeding, and the Plaintiff seeks damages and attorney’s fees for breach of contract and other common law and statutory claims.

During the third quarter, the Company recorded additional litigation charges related to these matters. In addition, the Company has adjusted its actuarial reserves to reflect the estimated impact on future revenues of these settlement activities.

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

Shareholder Litigation

On September 28, 2015, The Phoenix Companies, Inc. (“Phoenix”) entered into a definitive merger agreement to be acquired by Nassau Reinsurance Group Holdings L.P. (“Nassau”). On October 26, 2015, a putative class action lawsuit was filed by a purported shareholder of Phoenix in the Superior Court of the State of Connecticut challenging the proposed merger transaction. The lawsuit alleges that the individual members of Phoenix’s Board of Directors breached their fiduciary duties to the Phoenix shareholders by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies – Phoenix, Nassau and Davero Merger Sub Corp. (a wholly owned subsidiary of Nassau) – aided and abetted such alleged breaches. The plaintiff in the action, which is styled Thomas White v. The Phoenix Companies, Inc., et. al., No. HHD-CV15--6063180-S (Conn. Super. Ct., Hartford), seeks, among other things, an order enjoining the merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. Although it is not possible to predict the outcome of this litigation matter with certainty, Phoenix and the Phoenix Board believe that the claims asserted in this lawsuit are without merit and intend to vigorously defend against these claims.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

20.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2018. As of September 30, 2015, the remaining commitments totaled $42.1 million comprised of $3.5 million in the fourth quarter of 2015, $13.0 million in 2016, $12.9 million in 2017, and $12.7 million in 2018.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships and other investments that make debt and equity investments. As of September 30, 2015, the Company had unfunded commitments of $293.3 million under such agreements, of which $64.0 million is expected to be funded by December 31, 2015. See Note 7 to these consolidated interim unaudited financial statements for additional information on VIEs.

On January 5, 2015, the Company committed to purchase $100.0 million in investment grade rated infrastructure bonds through an outside investment advisor. These purchases are expected to be made over 24 months and no more than $50.0 million of the committed amount may be called in the first 12 month period. The arrangement may be terminated prior to funding the committed amount at the discretion of the Company subject to certain standard provisions for notice and immaterial fees. The debt will be held as available-for-sale debt securities on the consolidated balance sheets. As of September 30, 2015, $13.5 million has been funded.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2015, the Company had open commitments of $175.7 million under such agreements which are expected to be funded by July 15, 2016.

21.    Subsequent Events

Rating Agency Actions

On October 1, 2015, Standard & Poor’s Rating Service affirmed its rating for Phoenix, Phoenix Life and PHL Variable and changed the outlook to positive based on prospective acquisition and capital infusion

Proxy

On October 30, 2015, we filed a preliminary Proxy Statement in connection with the proposed merger with Nassau.

Regulatory Filing

Nassau has made the required filings requesting approval from the NYDFS and from the Connecticut Insurance Department on November 6, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatements of our prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting; (B) risks related to our business;(C) risks related to the merger; and (D) other risks and uncertainties described herein or in any of our filings with the SEC, including our Annual Reports on Form 10-K filed with the SEC on March 31, 2015 and our Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2015 and August 10, 2015. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of September 30, 2015 as compared with December 31, 2014; our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing as well as in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 in the 2014 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

Executive Overview

Business

The Phoenix Companies, Inc. is a holding company for its insurance and financial services subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”), that provide life insurance and annuity products to both affluent and middle market consumers. Phoenix Life and PHL Variable, collectively with Phoenix Life and Annuity Company (“PLAC”) and American Phoenix Life and Reassurance (“APLAR”), are our Life Companies (collectively, with the holding company, “we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”). Our products are distributed through independent agents and financial advisors. Most of our life insurance in force is permanent life insurance insuring one or more lives and our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We believe our competitive strengths include:

•	competitive and innovative products;

•	underwriting and mortality risk management expertise;

•	ability to develop business partnerships; and

•	value-added support provided to distributors by our wholesalers and operating personnel.

For the first nine months of 2015, 98% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 96% of those sales were fixed indexed annuities which are sold in PHL Variable. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

We operate two business segments: Life and Annuity and Saybrus. The Life and Annuity segment includes individual life insurance and annuity products, including our closed block. Saybrus provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

During the second quarter of 2015, the Company’s subsidiaries, Phoenix Life and PHL Variable executed an intercompany reinsurance treaty. As a result of discussions with its regulators related to the treaty, the Company completed a de-stacking of its insurance company subsidiaries in the third quarter effective July 1, 2015.

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. The transaction remains subject to the approval of the Phoenix shareholders, regulatory approvals and the satisfaction or waiver of other closing conditions. After completion of the transaction, which is expected to close in early 2016, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly owned subsidiary of Nassau.

Earnings Drivers

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

•
Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and reinsurance recoveries for certain product types, interest credited to policyholders and changes in policy liabilities and accruals. Certain universal life reserves are based on management’s assumptions about future COI fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves. For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal and death benefits. Certain of our variable annuity contracts include guaranteed minimum death and income benefits. The change in the liability associated with these guarantees is included in policy benefits. The value of these liabilities is sensitive to changes in equity markets, equity market volatility and interest rates, as well as subject to management assumptions regarding future surrenders, rider utilization rates and mortality.

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

•
Net realized gains or losses related to investments and hedging programs include transaction gains and losses, other-than-temporary impairments (“OTTIs”) and changes in the value of derivative investments and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our consolidated balance sheets as an increase in liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our consolidated balance sheets as increases in policyholder deposit funds. Premiums and deposits for other products are reflected on our consolidated balance sheets as an increase in policy liabilities and accruals.

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

Saybrus is a fee-based business driven by the commission revenue earned on consultation services provided to partner companies as well as on sales of Phoenix Life and PHL Variable products. These fees are offset by compensation-related expenses attributable to our sales force.

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses (“PFBL”) on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
The impact of mortality on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in policyholder dividends. On an overall basis, for the three and nine months ended September 30, 2015, mortality outside of the closed block was worse than expected, primarily in the universal and variable universal life business. As a result, there are losses from mortality for the three and nine months ended September 30, 2015 that are higher than many recent periods. Our long-term assumptions for improved mortality are supported by improved mortality observed over longer periods.

◦
The liability for PFBL, excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets, as well as differences between actual and expected mortality and policyholder behavior. While the liability has continued to increase in most periods, the liability has increased less significantly for the nine months ended September 30, 2015 as a result of the first quarter unlock, consistently low interest rates, and worse mortality.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. The liability accrual was more significant in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of realized losses on the derivatives used to hedge this business in the current year, compared with realized gains in the prior year.

•
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company, however they have begun to decline from recent elevated levels. In addition, in connection with the settlement agreement reached to resolve the COI cases, the Company recorded an accrual in the amount of $48.5 million in the first quarter of 2015.

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

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. Continued decreases in interest rates and other market factors, as well as continued sales in the fixed indexed annuity business, have resulted in losses on the policy embedded derivatives in 2014 and during the nine months ended September 30, 2015.

•
Income taxes. The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 was 23.6% and 23.3%, respectively. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the nine months ended September 30, 2015 was an increase in the valuation allowance on the pre-tax loss.

Since its formation in 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue for the nine months ended September 30, 2015 was $30.3 million, compared with $27.2 million for the nine months ended September 30, 2014. Of these amounts, revenue of $10.5 million and $8.8 million was earned from the sales of Phoenix life and annuity products for the same periods in 2015 and 2014, respectively. Operating expenses increased to $24.9 million for the nine months ended September 30, 2015 from $22.5 million for the nine months ended September 30, 2014. The change was primarily driven by an increase in compensation related expenses.

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

See Note 2 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information related to the unlock.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended September 30,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$86.1	$78.1	8.0	10%
Fee income	135.1	135.2	(0.1)	—%
Net investment income	227.5	204.9	22.6	11%
Net realized gains (losses):
Total OTTI losses	(4.4)	(3.7)	(0.7)	(19%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	0.4	(0.2)	0.6	NM
Net OTTI losses recognized in earnings	(4.0)	(3.9)	(0.1)	(3%)
Net realized gains (losses), excluding OTTI losses	(7.6)	0.1	(7.7)	NM
Net realized gains (losses)	(11.6)	(3.8)	(7.8)	NM
Total revenues	437.1	414.4	22.7	5%
BENEFITS AND EXPENSES:
Policy benefits	296.4	263.6	32.8	12%
Policyholder dividends	60.6	57.0	3.6	6%
Policy acquisition cost amortization	30.1	29.4	0.7	2%
Interest expense on indebtedness	7.0	7.0	—	—%
Other operating expenses	70.1	77.0	(6.9)	(9%)
Total benefits and expenses	464.2	434.0	30.2	7%
Income (loss) from continuing operations before income taxes	(27.1)	(19.6)	(7.5)	(38%)
Income tax expense (benefit)	(17.0)	2.6	(19.6)	NM
Income (loss) from continuing operations	(10.1)	(22.2)	12.1	55%
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.3)	0.2	67%
Net income (loss)	(10.2)	(22.5)	12.3	55%
Less: Net income (loss) attributable to noncontrolling interests	5.5	(0.1)	5.6	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(15.7)	$(22.4)	$6.7	30%

Analysis of Consolidated Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The decrease in net loss of $6.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to the following items:

•
An increase in net investment income of $22.6 million, or $12.2 million excluding the closed block, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in net investment income was primarily driven an increase in value of the underlying funds that the company consolidates, which are reported as fair value investments.

•
A decrease in other operating expenses of $6.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The primary driver is a reduction in professional services and outside consulting spend.

•
The income tax benefit increased $19.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The primary driver was an increase in current tax benefits attributable to taxable losses in the Life Companies.

The closed block contributed $6.5 million to net income for the three months ended September 30, 2015 compared to $6.1 million for the three months ended September 30, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the decrease in net loss were the following:

•
An increase in realized losses of $7.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in realized losses was primarily driven by losses on call options that are used to hedge the fixed indexed annuity business. The decline in the equity markets in the third quarter on these short-dated derivatives resulted in significant losses for the period. In addition to the losses on the investment derivatives, there were also losses on the product embedded derivatives, primarily the variable annuity guaranteed withdrawal benefit liability, that also resulted in losses due to declines in the equity markets.

•
An increase in policy benefits expense of $32.8 million, or $26.9 million excluding the closed block, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net death claims increased $70.0 million for the three months ended September 30, 2015, of which $43.4 million was in the closed block and was offset by a decrease in policyholder dividends. The net impact that mortality has depends on the mix of business in which the mortality occurs and the corresponding reserve releases. While mortality was overall unfavorable for three months ended September 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

◦	The Company has increased its actuarial reserves by $10.0 million in the three months ended September 30, 2015 to reflect the estimated impact on future revenues of the COI settlement activities.

◦
Offsetting the increases in policy benefits expense was a decrease in the change in profits followed by losses reserve of $7.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, the reserve increased by $10.8 million primarily driven by the continued accrual of the liability in periods of profits on the universal life block of business. During the three months ended September 30, 2014, the reserve increased by $17.9 million driven by the continued accrual of the liability, continued declines in interest rates, and better mortality than in the current year period.

Summary Consolidated Financial Data:	Nine Months Ended September 30,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$251.1	$240.9	$10.2	4%
Fee income	404.1	404.2	(0.1)	—%
Net investment income	639.1	607.9	31.2	5%
Net realized gains (losses):
Total OTTI losses	(12.3)	(4.7)	(7.6)	(162%)
Portion of OTTI losses recognized in OCI	(1.2)	(0.4)	(0.8)	(200%)
Net OTTI losses recognized in earnings	(13.5)	(5.1)	(8.4)	(165%)
Net realized gains (losses), excluding OTTI losses	(16.3)	(21.4)	5.1	24%
Net realized gains (losses)	(29.8)	(26.5)	(3.3)	(12%)
Total revenues	1,264.5	1,226.5	38.0	3%
BENEFITS AND EXPENSES:
Policy benefits	875.7	795.2	80.5	10%
Policyholder dividends	155.7	171.8	(16.1)	(9%)
Policy acquisition cost amortization	71.8	73.1	(1.3)	(2%)
Interest expense on indebtedness	21.2	21.2	—	—%
Other operating expenses	276.7	258.6	18.1	7%
Total benefits and expenses	1,401.1	1,319.9	81.2	6%
Income (loss) from continuing operations before income taxes	(136.6)	(93.4)	(43.2)	(46%)
Income tax expense (benefit)	(32.2)	(21.8)	(10.4)	(48%)
Income (loss) from continuing operations	(104.4)	(71.6)	(32.8)	(46%)
Income (loss) from discontinued operations, net of income taxes	(1.2)	(1.5)	0.3	20%
Net income (loss)	(105.6)	(73.1)	(32.5)	(44%)
Less: Net income (loss) attributable to noncontrolling interests	6.7	(0.2)	6.9	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(112.3)	$(72.9)	$(39.4)	(54%)

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The increase in net loss of $39.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the following items:

•
An increase in policy benefits expense of $80.5 million, or $76.6 million outside of the closed block, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net death claims increased $199.8 million for the nine months ended September 30, 2015, of which $115.1 million was in the closed block and was offset by a reduction in policyholder dividends. The higher levels of net claims were partially offset by higher reserve releases for the period. While mortality was unfavorable for the nine months ended September 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

◦	The Company has increased its actuarial reserves by $10.0 million in the three months ended September 30, 2015 to reflect the estimated impact on future revenues of the COI settlement activities.

◦
Offsetting the increase in policy benefits was a decrease in the change in profits followed by losses reserve of $44.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the reserve increased by $12.4 million which included benefits related to the unlock of our long-term interest rate assumptions and benefits related to decreasing interest rates and worse than expected mortality. During the nine months ended September 30, 2014, the reserve increased by $57.3 million primarily driven by decreasing interest rates and better mortality during that period.

•
An increase in operating expenses of $18.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the first quarter of 2015, the Company entered into a settlement agreement to resolve the COI cases, resulting in the Company recording an accrual in the amount of $48.5 million. Partially offsetting the settlement expense was a decrease in professional fees, including audit, outside consulting and legal expenses. While these expenses have remained at elevated levels, expenses were higher during the nine months ended September 30, 2014 as a result of more significant expenses associated with the preparation of restated financial statements during that period.

The closed block contributed $18.8 million to net income for the nine months ended September 30, 2015 compared to $18.4 million for the nine months ended September 30, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the increase in net loss were the following:

•
An increase in net investment income of $31.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net investment income is driven primarily by an increase in value of certain underlying funds that the company consolidates, which are reported as fair value investments, and an increase in returns on debt securities. While the yield on debt securities has remained relatively stable, there are overall higher asset values from continued sales of fixed indexed annuities.

•
The income tax benefit increased $10.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The primary driver was an increase in current tax benefits attributable to taxable losses in the Life Companies.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of September 30, 2015, our available-for-sale equity securities include $111.4 million of perpetual preferred securities, of which $45.8 million was below-investment-grade. As of September 30, 2015, our available-for-sale debt securities, with a fair value of $12,590.7 million, represented 78.0% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		September 30, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,228.6	57.4%	$6,841.0	56.3%
2	BBB	4,531.0	36.0%	4,449.1	36.6%
	Total investment grade	11,759.6	93.4%	11,290.1	92.9%
3	BB	568.9	4.5%	592.5	4.9%
4	B	201.9	1.6%	211.3	1.7%
5	CCC and lower	36.9	0.3%	39.4	0.3%
6	In or near default	23.4	0.2%	22.6	0.2%
	Total available-for-sale debt securities	$12,590.7	100.0%	$12,155.9	100.0%

Available-for-Sale Debt Securities by Type:	September 30, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$422.9	$374.8	$48.2	$(0.1)	$48.1
State and political subdivision	580.8	549.3	37.8	(6.3)	31.5
Foreign government	240.3	220.2	21.5	(1.4)	20.1
Corporate	8,574.7	8,341.5	415.9	(182.7)	233.2
CMBS	632.2	591.4	41.2	(0.4)	40.8
RMBS	1,569.1	1,512.1	67.3	(10.3)	57.0
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	317.2	319.8	1.7	(4.3)	(2.6)
Other ABS	253.5	246.8	11.1	(4.4)	6.7
Total available-for-sale debt securities	$12,590.7	$12,155.9	$644.7	$(209.9)	$434.8
Available-for-sale debt securities outside closed block:
Unrealized gains	$5,000.8	$4,725.6	$275.2	$—	$275.2
Unrealized losses	1,963.0	2,098.3	—	(135.3)	(135.3)
Total outside the closed block	6,963.8	6,823.9	275.2	(135.3)	139.9
Available-for-sale debt securities in closed block:
Unrealized gains	4,630.9	4,261.4	369.5	—	369.5
Unrealized losses	996.0	1,070.6	—	(74.6)	(74.6)
Total in the closed block	5,626.9	5,332.0	369.5	(74.6)	294.9
Total available-for-sale debt securities	$12,590.7	$12,155.9	$644.7	$(209.9)	$434.8

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2015 in our available-for-sale debt and short-term investment portfolio were electric utilities (7.4%), banking (6.9%), oil/oil services and equipment (6.2%), diversified financial services (4.4%) and real estate investment trusts (3.3%).

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

Most of our RMBS portfolio is highly rated. At September 30, 2015, 98.2% of the total residential portfolio was rated investment grade. We hold $134.4 million of RMBS investments backed by prime rated mortgages, $171.2 million backed by Alt-A mortgages and $99.9 million backed by sub-prime mortgages, which combined amount to 2.5% of our total investments. The majority of our prime, Alt-A and sub-prime exposure is investment grade, with 88.8% rated NAIC-1 and 4.3% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of September 30, 2015 totaled $0.2 million from prime rated mortgages.

Residential Mortgage-Backed Securities:
($ in millions)	September 30, 2015
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default	% Closed Block
Collateral
Agency	$1,138.3	$1,182.1	7.1%	100.0%	—%	—%	—%	—%	—%	50.2%
Prime	128.0	134.4	0.8%	90.9%	3.8%	3.0%	2.3%	—%	—%	48.0%
Alt-A	168.2	171.2	1.1%	84.8%	7.2%	2.5%	3.0%	2.5%	—%	32.9%
Sub-prime	96.1	99.9	0.6%	93.0%	0.2%	3.5%	3.3%	—%	—%	10.6%
Total	$1,530.6	$1,587.6	9.6%	97.1%	1.1%	0.7%	0.8%	0.3%	—%	45.7%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $18.5 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		September 30, 2015
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior	% Closed Block

NAIC-1	AAA/AA/A	$591.6	$632.4	3.8%	69.2%	5.0%	14.8%	6.3%	4.7%	35.4%
NAIC-2	BBB	5.6	5.7	—%	—%	—%	43.9%	56.1%	—%	33.7%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$597.2	$638.1	3.8%	68.6%	5.0%	15.0%	6.8%	4.6%	35.4%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $3.1 million and $3.2 million, respectively. CMBS holdings in this exhibit include $2.7 million classified as fair value investments on the consolidated balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Sources and Types of Net Realized Gains (Losses):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(4.3)	$(3.0)	$(5.3)	$(2.8)
Portion of losses recognized in OCI	0.4	(0.2)	(1.2)	(0.4)
Net debt impairments recognized in earnings	$(3.9)	$(3.2)	$(6.5)	$(3.2)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(3.9)	(3.2)	(6.3)	(3.2)
CMBS	—	—	—	—
RMBS	—	—	(0.2)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(3.9)	(3.2)	(6.5)	(3.2)
Equity security impairments	(0.1)	(0.7)	(7.0)	(1.9)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(4.0)	(3.9)	(13.5)	(5.1)
Debt security transaction gains	4.9	10.9	25.7	31.2
Debt security transaction losses	(1.6)	(9.3)	(3.6)	(13.6)
Equity security transaction gains	1.7	4.1	1.7	6.0
Equity security transaction losses	—	—	—	(1.5)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	5.0	5.7	23.8	22.1
Derivative instruments	(7.8)	3.0	(22.0)	(20.9)
Embedded derivatives [1]	(3.6)	(8.4)	(9.5)	(23.5)
Assets valued at fair value	(1.2)	(0.2)	(8.6)	0.9
Net realized gains (losses), excluding impairment losses	(7.6)	0.1	(16.3)	(21.4)
Net realized gains (losses), including impairment losses	$(11.6)	$(3.8)	$(29.8)	$(26.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended September 30, 2015 and 2014 totaled $4.0 million and $3.9 million, respectively. OTTIs recorded for available-for-sale debt and equity securities for the nine months ended September 30, 2015 and 2014 totaled $13.5 million and $5.1 million, respectively. For the three months ended September 30, 2015, debt impairments of $3.9 million related primarily to continued deterioration of a previously impaired security.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(42.8)	$(62.6)	$(52.4)	$(71.4)
Add: Credit losses on securities not previously impaired [1]	(1.6)	—	(1.6)	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	1.4	9.0	11.0	17.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(43.0)	$(53.6)	$(43.0)	$(53.6)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: ($ in millions)	September 30, 2015	December 31, 2014

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(7.1)	(8.3)
CMBS	—	(1.2)
RMBS	(25.4)	(25.5)
CDO/CLO	(4.5)	(13.9)
Other ABS	(0.6)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(38.7)	$(51.8)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of September 30, 2015. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	September 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$1,963.0	$1,283.2	$193.9	$485.9
Total amortized cost	2,098.3	1,323.3	219.5	555.5
Unrealized losses	$(135.3)	$(40.1)	$(25.6)	$(69.6)
Number of securities [1]	523	320	60	143
Investment grade:
Unrealized losses	$(110.6)	$(36.4)	$(21.7)	$(52.5)
Below investment grade:
Unrealized losses	$(24.7)	$(3.7)	$(3.9)	$(17.1)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.5)	$(0.2)	$(0.1)	$(0.2)
Number of securities [1]	13	4	3	6
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 81.7% of the unrealized losses after offsets pertain to investment grade securities and 18.3% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	September 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(54.9)	$(26.3)	$(3.3)	$(25.3)
Number of securities [1]	29	18	3	8
Investment grade:
Unrealized losses over 20% of cost	$(41.6)	$(15.2)	$(3.3)	$(23.1)
Below investment grade:
Unrealized losses over 20% of cost	$(13.3)	$(11.1)	$—	$(2.2)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.1)	$—	$(0.1)	$—
Number of securities [1]	3	—	3	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	September 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$996.0	$596.4	$90.3	$309.3
Total amortized cost	1,070.6	618.7	104.5	347.4
Unrealized losses	$(74.6)	$(22.3)	$(14.2)	$(38.1)
Number of securities [1]	277	165	33	79
Investment grade:
Unrealized losses	$(50.7)	$(18.1)	$(10.1)	$(22.5)
Below investment grade:
Unrealized losses	$(23.9)	$(4.2)	$(4.1)	$(15.6)
Available-for-sale equity securities inside closed block
Unrealized losses	$(1.4)	$(0.4)	$(0.7)	$(0.3)
Number of securities [1]	15	5	3	7
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	September 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(26.9)	$(25.2)	$(1.7)	$—
Number of securities [1]	17	14	3	—
Investment grade:
Unrealized losses over 20% of cost	$(15.5)	$(13.8)	$(1.7)	$—
Below investment grade:
Unrealized losses over 20% of cost	$(11.4)	$(11.4)	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.3)	$(0.2)	$(0.1)	$—
Number of securities [1]	6	3	3	—
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	September 30, 2015
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$363.7	$348.4	$332.5
Other universal life	280.9	284.3	288.2	213.1	212.8	212.5
Other life and annuity products [2]	3.1	3.1	3.1	210.1	208.3	208.3
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

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

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% as of September 30, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

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

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.4% as of September 30, 2015. The average investment rate on fixed income securities purchases, excluding the closed block, as of September 30, 2015 was approximately 4.2% on total purchases of $1.2 billion. Management estimates that proceeds from maturities, calls and prepayments of approximately $490 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. The reinvestment of those funds at new money rates is not expected to have a significant impact on net investment income over the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended September 30,
($ in millions)	2015	2014

Cash provided by (used for) operating activities	$(542.3)	$(426.5)
Cash provided by (used for) investing activities	16.9	(162.2)
Cash provided by (used for) financing activities	542.2	536.7
Change in cash and cash equivalents	$16.8	$(52.0)

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Cash used for operating activities increased by $115.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was driven by higher death benefits paid and the settlement of the COI litigation. Partially offsetting this increase was a decrease in audit and consulting fees.

Cash provided by investing activities increased $179.1 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily the result of an increase in the sale of available-for-sale debt securities, which were primarily sold to fund the ceding commission for the new reinsurance treaty between two operating subsidiaries.

Cash provided by financing activities increased $5.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily a result of an increase in deposits across various products, partially offset by an increase in account value withdrawals.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of September 30, 2015 and December 31, 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets) totaled $83.6 million and $78.3 million, respectively. Of these amounts, $10.8 million is included in the escrow described below.

Sources of Cash

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. During the nine months ended September 30, 2015, Phoenix Life paid $59.9 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory earnings, capital or RBC ratio in the future. As of September 30, 2015, Phoenix Life and PHL Variable had $513.9 million and $214.0 million, respectively, of statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 393% at Phoenix Life and 209% at PHL Variable. Also during the third quarter of 2015, APLAR paid $10.0 million to the holding company consisting of an extraordinary dividend and a redemption of common stock.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
Interest paid on senior unsecured bonds for the nine months ended September 30, 2015 and 2014 was $15.0 million and $15.0 million, respectively. As of September 30, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million due in 2032.

•
The holding company and its subsidiaries have a tax sharing agreement whereby the subsidiaries reimburse the holding company for tax payments made on their behalf. As part of the agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. As of September 30, 2015, the Company held $78.9 million in escrow consisting of treasury stock, a surplus note issued by PHL Variable and $10.8 million of cash. In the fourth quarter of 2015, the Company expects to fund the escrow with $76.2 million of assets including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash.

•
Holding company operating expenses for the nine months ended September 30, 2015 and 2014 were $21.7 million and $82.5 million, respectively. Expenses for the nine months ended September 30, 2014 were due primarily to audit, consulting and legal expenses relating to the restatements of our prior period financial statements.

The holding company also provides capital support to its operating subsidiaries. During 2015 and 2014, the Company made $10.0 million and $15.0 million of capital contributions, respectively, for the benefit of PHL Variable and may need to again in the future. The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations through 2015 and beyond.

The Company did not pay any stockholder dividends during the three and nine months ended September 30, 2015 and 2014.

We sponsor post-employment benefits through pension and savings plans for employees of Phoenix Life. Funding of the majority of these obligations is provided by Phoenix Life through reimbursements to the holding company. See Note 15 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Life Companies

The Life Companies’ liquidity requirements principally relate to the payment of: liabilities associated with our insurance products, such as policy benefits, surrenders, withdrawals and loans; dividends by Phoenix Life to the parent company; operating expenses; and principal and interest by Phoenix Life on its outstanding debt obligation.

Historically, our Life Companies have used cash flows from operations and investing activities to fund liquidity requirements. Their principal cash inflows from insurance activities come from premiums, deposits, and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Aggregate life surrenders were 4.2% of related reserves for the nine months ended September 30, 2014 but declined to 3.8% for the nine months ended September 30, 2015. Liquid assets consisting of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities accounted for 11.6% of fixed income investments as of September 30, 2015, compared with 12.7% at year end 2014. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve, the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

The primary liquidity risks related to cash inflows from investing activities are default by debtors, interest rate and other market volatility, and potential illiquidity of investments. We closely monitor and manage these risks.

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

Capital Management

During the second quarter of 2015, the Company’s subsidiaries, Phoenix Life and PHL Variable, executed an intercompany reinsurance treaty to optimize the statutory capital deployment of its operating subsidiaries. As a result of discussions with its regulators related to the treaty, the Company completed a de-stacking of its insurance company subsidiaries effective July 1, 2015. As a result of the de-stacking, an existing commitment by Phoenix Life to keep PHL Variable’s capital and surplus at Authorized Control Level RBC of 250% (125% Company Action Level) was extinguished. Further, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable. The Company believes it has adequate capital resources to meet PHL Variable’s currently anticipated capital needs.

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

The financial strength and debt ratings as of November 6, 2015 were as follows:

Rating Agency [1]	Financial Strength Rating of Phoenix Life [2]	Outlook	Senior Debt Rating of Phoenix	Outlook

A.M. Best Company, Inc.	B	Under review with developing implications	b	Under review with developing implications
Standard & Poor’s	B+	Positive	B-	Positive
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

Consolidated Financial Condition

Consolidated Balance Sheets:	September 30, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014
ASSETS
Available-for-sale debt securities, at fair value	$12,590.7	$12,679.3	$(88.6)	(1%)
Available-for-sale equity securities, at fair value	170.9	179.5	(8.6)	(5%)
Short-term investments	229.5	149.7	79.8	53%
Limited partnerships and other investments	544.5	542.8	1.7	—%
Policy loans, at unpaid principal balances	2,350.5	2,352.1	(1.6)	—%
Derivative instruments	67.1	161.3	(94.2)	(58%)
Fair value investments	185.6	235.4	(49.8)	(21%)
Total investments	16,138.8	16,300.1	(161.3)	(1%)
Cash and cash equivalents	465.2	450.0	15.2	3%
Accrued investment income	219.3	176.7	42.6	24%
Reinsurance recoverable	575.9	559.1	16.8	3%
Deferred policy acquisition costs	895.3	848.6	46.7	6%
Deferred income taxes, net	73.5	34.2	39.3	115%
Other assets	342.4	311.3	31.1	10%
Discontinued operations assets	44.8	45.2	(0.4)	(1%)
Separate account assets	2,533.2	3,020.7	(487.5)	(16%)
Total assets	$21,288.4	$21,745.9	$(457.5)	(2%)

LIABILITIES
Policy liabilities and accruals	$12,350.4	$12,417.6	$(67.2)	(1%)
Policyholder deposit funds	4,319.5	3,955.0	364.5	9%
Dividend obligations	813.0	916.8	(103.8)	(11%)
Indebtedness	378.9	378.9	—	—%
Pension and post-employment liabilities	369.3	380.0	(10.7)	(3%)
Other liabilities	249.3	289.8	(40.5)	(14%)
Discontinued operations liabilities	39.8	40.5	(0.7)	(2%)
Separate account liabilities	2,533.2	3,020.7	(487.5)	(16%)
Total liabilities	21,053.4	21,399.3	(345.9)	(2%)

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid-in capital	2,632.8	2,632.8	—	—%
Accumulated other comprehensive income (loss)	(235.5)	(234.4)	(1.1)	—%
Retained earnings (accumulated deficit)	(2,001.3)	(1,889.0)	(112.3)	(6%)
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	213.2	326.6	(113.4)	(35%)
Noncontrolling interests	21.8	20.0	1.8	9%
Total stockholders’ equity	235.0	346.6	(111.6)	(32%)
Total liabilities and stockholders’ equity	$21,288.4	$21,745.9	$(457.5)	(2%)

September 30, 2015 compared to December 31, 2014

Assets

Total assets decreased $457.5 million from December 31, 2014 to September 30, 2015. The decrease was primarily driven by the following:

•	A decrease in invested assets of $161.3 million. The decrease in invested assets was driven by the following:

◦
A decrease in available-for-sale debt securities of $88.6 million which was driven by a number of offsetting factors. The decrease in available-for-sale debt securities was driven by a decrease in market value of $272.6 million for the period that was driven primarily by the widening market risk margins, especially in high yield and energy and commodities sectors. There continue to be outflows associated with withdrawals and claim payments, and there were sale of certain assets to generate cash for the intercompany reinsurance transaction in the second quarter. Many of the assets that were sold in the second quarter related to the reinsurance transaction were ultimately invested in short-term investments in the third quarter. The decreases in debt securities were offset by purchases from continued sales of fixed indexed annuities.

◦	A decrease in derivative assets of $94.2 million, which was primarily driven by a decline in the market value of the call options due to declines in the equity markets in the third quarter.

◦
A decrease in fair value investments of $49.8 million, which was driven primarily by significant disposals of investments and the impact of widening market risk margins for fair value option bonds remaining at the balance sheet date.

•	A decrease in separate account assets of $487.5 million, which was primarily the result of policyholder and other fund withdrawals and declines in the equity markets in the third quarter.

The decrease in assets was partially offset by the following:

•
An increase in the DAC asset of $46.7 million, which was driven by an increase of $47.8 million in the shadow component due to the decrease in net unrealized gains on investments. Continued deferrals in the fixed indexed annuity business with continued sales were offset by continued amortization of previously deferred costs in other products. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	September 30, 2015	December 31, 2014	Increase (decrease) and percentage change
($ in millions)			2015 vs. 2014

Variable universal life	$110.2	$120.3	$(10.1)	(8%)
Universal life	133.1	129.0	4.1	3%
Variable annuities	53.1	62.4	(9.3)	(15%)
Fixed annuities	273.4	220.9	52.5	24%
Traditional life	325.5	316.0	9.5	3%
Total deferred policy acquisition costs	$895.3	$848.6	$46.7	6%

•	An increase in the net deferred tax asset of $39.3 million, which was driven by an increase in unrealized losses on the investment portfolio.

Liabilities and Stockholders’ Equity

Total liabilities decreased $345.9 million from December 31, 2014 to September 30, 2015. The decrease was primarily attributable to the following:

•	A decrease in separate account liabilities of $487.5 million, consistent with the decrease in separate account assets.

•
A decrease in dividend obligations of $103.8 million, which was driven primarily by an decrease in net unrealized gains on the assets supporting the closed block, which are included in the dividend obligation.

The decrease in liabilities was partially offset by the following:

•
An increase in policyholder deposit funds of $364.5 million, which was driven primarily by continued sales of the fixed indexed annuity products as illustrated in the table below entitled “Annuity Funds on Deposit.”

Total stockholder’s equity decreased $111.6 million from December 31, 2014 to September 30, 2015. The decrease was primarily attributable to the net loss for September 30, 2015 that increased the accumulated deficit by $112.3 million.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$5,772.7	$5,623.0	$5,674.5	$5,502.4
Deposits	185.2	221.7	596.0	593.1
Performance and interest credited	(125.2)	(16.9)	(37.9)	148.3
Fees	(19.4)	(17.8)	(56.3)	(53.8)
Benefits and surrenders	(176.4)	(178.5)	(539.4)	(558.5)
Balance, end of period	$5,636.9	$5,631.5	$5,636.9	$5,631.5

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Annuity funds on deposit decreased $135.8 million for the three months ended September 30, 2015 and increased $8.5 million for the three months ended September 30, 2014. The decrease in the three months ended September 30, 2015 was primarily driven by worse market performance on the variable annuity business during the three months ended September 30, 2015 given declines in the equity markets. The worse market performance was combined with a decrease in deposits of $26.6 million in the fixed indexed annuity business for the comparable periods.

Annuity funds on deposit decreased $37.6 million for the nine months ended September 30, 2015 and increased $129.1 million for the nine months ended September 30, 2014. The decrease in the nine months ended September 30, 2015 was primarily driven by market performance in the variable annuity business during the nine months ended September 30, 2015 given the declines in the equity markets in the third quarter, compared with positive market performance in the prior year comparable period.

Variable Universal Life Funds on Deposit:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$1,046.2	$1,092.7	$1,062.6	$1,089.3
Deposits	15.8	18.5	50.5	52.2
Performance and interest credited	(69.7)	(17.0)	(44.1)	32.0
Fees and COI	(17.0)	(17.4)	(52.0)	(53.2)
Benefits and surrenders	(20.9)	(20.4)	(62.6)	(63.9)
Balance, end of period	$954.4	$1,056.4	$954.4	$1,056.4

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Variable universal life funds on deposit decreased $91.8 million for the three months ended September 30, 2015 and decreased $36.3 million for the three months ended September 30, 2014. The change was primarily driven by declines in the equity markets during the three months ended September 30, 2015.

Variable universal life funds on deposit decreased $108.2 million for the nine months ended September 30, 2015 and decreased $32.9 million for the nine months ended September 30, 2014. The change was primarily driven by declines in the equity markets during the nine months ended September 30, 2015 compared with overall positive market performance during the nine months ended September 30, 2014.

Universal Life Funds on Deposit:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$1,762.2	$1,797.2	$1,781.9	$1,818.2
Deposits	98.3	79.6	269.0	244.4
Interest credited	17.6	17.9	53.4	52.6
Fees and COI	(86.7)	(86.1)	(259.4)	(259.6)
Benefits and surrenders	(21.9)	(21.5)	(75.4)	(68.5)
Balance, end of period	$1,769.5	$1,787.1	$1,769.5	$1,787.1

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Universal life funds on deposit increased $7.3 million for the three months ended September 30, 2015 and decreased $10.1 million for the three months ended September 30, 2014. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Universal life funds on deposit decreased $12.4 million for the nine months ended September 30, 2015 and decreased $31.1 million for the nine months ended September 30, 2014. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Statutory Capital and Surplus

As a result of discussions with its regulators related to the intercompany reinsurance treaty between Phoenix Life and PHL Variable executed in the second quarter of 2015, the Company’s operating subsidiaries were de-stacked, effective July 1, 2015. The impact of the de-stack on Phoenix Life’s capital and surplus was $262.2 million.

Phoenix Life’s statutory basis capital and surplus (including AVR), decreased from $752.2 million at December 31, 2014 to $513.9 million at September 30, 2015. The decrease in surplus was primarily the result of the de-stacking, which reduced Phoenix Life’s surplus by $262.2 million, as well as the impact of the $48.5 million COI settlement in the first quarter of 2015 and $59.9 million in dividends declared and paid through September 30, 2015. These reductions in surplus were partially offset by the $153.5 million of reserves released at PHL Variable in the second quarter of 2015.

PHL Variable’s statutory basis capital and surplus (including AVR) increased from $213.7 million at December 31, 2014 to $214.0 million at September 30, 2015. During the nine months ended September 30, 2015, PHL Variable’s surplus declined as a result of worse than expected mortality which was then offset by the positive impact of the intercompany reinsurance treaty executed in the second quarter of 2015.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2014 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2014 Form 10-K. There were no material changes in our market risk exposure at September 30, 2015 compared with December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at September 30, 2015. These material weaknesses included deficiencies in the period-end financial reporting process, which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

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

Remediation Status

As more fully discussed in the 2014 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented and continues to implement the remediation initiatives described in Part II, Item 9A of the 2014 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2014 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of September 30, 2015 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2014 Form 10-K which was filed on March 31, 2015.

Cost of Insurance Cases

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015 and on June 3, 2015 the court granted preliminary approval of the Settlement and ordered notice be given to class members. The proposed Settlement class consists of all policyholders that were subject to the 2010 and 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, were eligible to opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015 and opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. On September 9, 2015, the judge in the Fleisher and SPRR Litigations entered an order approving of the Settlement.

On June 3, 2015, the parties to the Tiger Capital Litigation advised the court of a settlement of the Tiger Capital Litigation, which includes Tiger Capital, LLC’s participation in the class Settlement. The settlement of the Tiger Capital Litigation was on a basis that will not have a material impact on the Company’s financial statements. The Tiger Capital Litigation was closed by the court on October 21, 2015.

On September 28, 2015, the Plaintiff in the U.S. Bank N.Y. Litigations and PHL Variable filed a joint stipulation of dismissal of the U.S. Bank N.Y. Litigations with prejudice pursuant to an agreement to settle. The U.S. Bank Conn. Litigations are proceeding, and the Plaintiff seeks damages and attorney’s fees for breach of contract and other common law and statutory claims.

During the third quarter, the Company recorded additional litigation charges related to these matters. In addition, the Company has adjusted its actuarial reserves to reflect the estimated impact on future revenues of these settlement activities.

Shareholder Litigation

On September 28, 2015, The Phoenix Companies, Inc. (“Phoenix”) entered into a definitive merger agreement to be acquired by Nassau Reinsurance Group Holdings L.P. (“Nassau”). On October 26, 2015, a putative class action lawsuit was filed by a purported shareholder of Phoenix in the Superior Court of the State of Connecticut challenging the proposed merger transaction. The lawsuit alleges that the individual members of Phoenix’s Board of Directors breached their fiduciary duties to the Phoenix shareholder by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies – Phoenix, Nassau and Davero Merger Sub Corp. (a wholly owned subsidiary of Nassau) – aided and abetted such alleged breaches. The plaintiff in the action, which is styled Thomas White v. The Phoenix Companies, Inc., et. al., No. HHD-CV15--6063180-S (Conn. Super. Ct., Hartford), seeks, among other things, an order enjoining the merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. Although it is not possible to predict the outcome of this litigation matter with certainty, Phoenix and the Phoenix Board believe that the claims asserted in this lawsuit are without merit and intend to vigorously defend against these claims.

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

Except as set forth below, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2014 Form 10-K:

As described in our Current Report on Form 8-K filed with the SEC on September 30, 2015, we have entered into a merger agreement (the “Merger Agreement”), which, subject to shareholder approval and various other conditions, would result in our being acquired by Nassau Reinsurance Group Holdings L.P. (“Nassau”). Pursuant to the Merger Agreement, Davero Merger Sub Corp., a direct wholly owned subsidiary of Nassau, will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Nassau (the “Merger”). There are a number of risks and uncertainties relating to the proposed Merger. Because of these risks, we have supplemented the risk factors previously disclosed in our 2014 Form 10-K for the fiscal year ended December 31, 2014 and in Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, to add the following risk factors:

The proposed Merger may not be completed in the timeframe or manner currently anticipated, or at all, which could have a material adverse effect on our business, financial condition, results of operations and stock price.

The Merger is subject to various closing conditions, including the receipt of approval from our shareholders, the receipt of approvals from Connecticut and New York insurance regulators and the termination or expiration of applicable waiting periods under the rules and regulations of the Financial Industry Regulatory Authority, among other closing conditions. It is possible that a government entity may prohibit, delay or refuse to grant approval for the completion of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger may not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we currently expect. There can be no assurance that any of the remaining conditions to closing will be satisfied or waived or that other events will not intervene, delay or result in a failure to complete the Merger.

If the Merger is not completed, or it is not completed in the anticipated timeframe, we will be subject to several additional risks that could negatively affect our business, financial condition, results of operations and stock price, including:

•	the price of our common stock may decline, to the extent that the current market price reflects an assumption that the Merger will be completed for the merger consideration;

•	investor confidence may decline;

•	we would not realize any of the anticipated benefits of having completed the Merger; and

•
we may be required under certain circumstances to pay a termination fee to Nassau of $10.3 million, or reimburse Nassau for out-of-pocket expenses of up to $2 million (provided that, if the expense reimbursement is made, it will reduce any subsequent termination fee if that were also to become payable).

In the event that Nassau fails to complete the Merger as and when required by the Merger Agreement, or for any or no reason Nassau breaches the terms of the Merger Agreement by failing to perform any of its covenants under the Merger Agreement or otherwise, whether intentionally or unintentionally, the Company may terminate the Merger Agreement, if Nassau has not otherwise done so, and may seek monetary damages against Nassau in an amount not to exceed an aggregate of $20 million. If the actual damages incurred by us materially exceed this amount, the Company’s financial condition and results of operation may be negatively affected.

Shareholders will receive $37.50 in cash per share of our common stock despite changes in the market value of our common stock.

Under the terms of the Merger Agreement, the amount of the per share of merger consideration to be paid in cash is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Therefore, the market value of our common stock may vary significantly from the value on the date the Merger Agreement was executed or at other later dates.

The pendency of the proposed Merger, the related diversion of management’s attention from the operation of our business and other expenses incurred in connection with the proposed Merger may materially and adversely affect our business and results of operations.

Our management and board of directors have devoted and will continue to devote a significant amount of time, attention and resources in an effort to complete the Merger. In addition, we have incurred and will continue to incur various expenses to complete the Merger, which may be payable even if the Merger is not completed, and which could prove to be significant. As a result, our business and operating and financial results may be materially and adversely affected by the diversion of management’s time, attention and resources and the considerable expenses incurred in connection with efforts towards completing the Merger.

The announcement of the proposed Merger could disrupt our relationships with our employees, customers, suppliers and others, as well as disrupt our operating results and business generally.

In connection with the Merger, current and prospective employees of the Company may experience uncertainty about their future roles with us, which may materially and adversely affect our ability to attract and retain key employees. Similarly, it is possible that some customers, distributors, suppliers and other persons with whom we have business relationships may experience uncertainty about our future and may delay or defer certain business decisions, seek alternative relationships with other parties, or decide to seek to terminate, change or renegotiate their relationship with us, any of which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Further, any delay in closing or failure to complete the Merger could exacerbate any negative impact on our relationships with such persons or negatively impact our ability to implement alternative business plans with such persons.

Further, the Merger Agreement restricts us from taking certain actions without Nassau’s consent while the proposed Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the proposed Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.

The Merger Agreement contains restrictions on our ability to seek other strategic alternatives.

Pursuant to the Merger Agreement, subject to certain exceptions, the Company has agreed not to solicit acquisition proposals or, subject to certain exceptions, to enter into any negotiations in connection with alternative transactions. In addition, pursuant to the Merger Agreement, our board of directors may not, subject to certain exceptions, withdraw or change its recommendation in favor of approval and adoption of the Merger Agreement. In addition, we may be required to pay Nassau a termination fee of $10.3 million if the Merger Agreement is terminated in certain circumstances. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from proposing any such acquisition and the required payment of the termination fee could further affect the structure, pricing and terms proposed by a potential third-party acquirer and could deter such third party from making a competing transaction proposal even if it were prepared to pay consideration with a higher cash or market value than the value proposed to be received or realized in the Merger.

If the Merger is not completed and we are not otherwise acquired, we may then consider other strategic alternatives, which may subject us to additional risks and uncertainties.

If for any reason the Merger is not completed, our management and board of directors may review and consider the various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or merging with, or being acquired by, another public or private company. These alternative transactions or initiatives may involve various risks to our business, including, among others, distraction of our management team, as described above, and the incurrence of additional expenses in connection with considering alternatives. In addition, our ability to consummate any alternative transaction or execute any alternative initiative could be subject to several uncertainties. All of the foregoing could adversely affect our results of operations or financial condition.

A lawsuit has been filed against the Company challenging the Merger, and an adverse ruling may prevent the Merger from being completed.

The Company and members of its board of directors have been named as defendants in a class action lawsuit, in which the named plaintiff is a purported shareholder of the Company, challenging the board of directors’ actions in connection with the Merger Agreement and seeking, among other things, monetary damages and injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. One of the conditions to the closing of the Merger is that no law, statute, rule, regulation, executive order, decree, ruling, injunction or other order (whether temporary, preliminary or permanent) shall have been enacted, entered into, promulgated or enforced by any supranational, federal, state or local court or other governmental entity which in effect makes illegal, prohibits, restrains or otherwise enjoins the completion of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

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

Phoenix’s holding company cash and non-affiliated securities at September 30, 2015 and other capital sources, such as dividends from operating subsidiaries other than Phoenix Life and external financing, are available to assist PHL Variable, if necessary, and together with PHL Variable’s own capital, are believed to be sufficient to meet PHL Variable’s anticipated operating and capital needs. However there can be no assurance that the combination of Phoenix’s assistance and PHL Variable’s own resources will be adequate to meet PHL Variable’s future operating and capital needs or to grow its business. The restriction on the use of Phoenix Life dividends and the extinguishment of Phoenix Life’s commitment to maintain the risk-based capital of PHL Variable may adversely affect PHL Variable’s ability to meet its cash and debt obligations, which may slow or cease its ability to write new life insurance and annuity business. If PHL Variable is unable to meet its capital needs either by itself or with assistance from Phoenix, PHL Variable could become subject to increased regulatory oversight by its domestic insurance regulator or to other regulatory actions including rehabilitation, any of which may materially adversely affect our business, financial conditions or results of operation.

Item 6.    EXHIBITS

Exhibit No.	Description

10.1
Severance Agreement and Release, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

10.2
Consulting Services Agreement, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

2.1
Agreement and Plan of Merger, dated as of September 28, 2015, among Nassau Reinsurance Group Holdings, L.P., Davero Merger Sub Corp. and The Phoenix Companies, Inc. (incorporated by reference to Exhibit 2.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed on September 30, 2015)

3.1
Amended and Restated Bylaws of the Phoenix Companies, Inc., adopted September 28, 2015 (incorporated by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed on September 30, 2015)

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)