Form 10-K
period 2015-12-31
PHOENIX COMPANIES INC/DE
filed 2016-03-15
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2015, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.1 billion based on the last reported sale price of $18.24 per share of the common stock on the New York Stock Exchange on that date. On March 11, 2016, the registrant had 5.8 million shares of common stock outstanding; it had no non-voting common equity.

THE PHOENIX COMPANIES, INC.
Annual Report on Form 10-K
For the year ended December 31, 2015

PART I

Item 1.    Business

Overview

The Phoenix Companies, Inc. (“we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”) is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our principal insurance company subsidiaries are Phoenix Life Insurance Company (“Phoenix Life”), domiciled in New York, and PHL Variable Insurance Company (“PHL Variable”), domiciled in Connecticut. Collectively with Phoenix Life and Annuity Company (“PLAC”) and American Phoenix Life and Reassurance Company (“APLAR”), both domiciled in Connecticut, they are our “Life Companies.” Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. As of December 31, 2015, we had $91.5 billion of gross life insurance in force and $5.6 billion of annuity funds under management.

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015 the merger was approved by Phoenix shareholders. The transaction remains subject to regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly-owned subsidiary of Nassau.

In 2015, 97% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 96% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts. Indexed accounts allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits the contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; for new contracts sold during 2015, caps on the S&P 500 annual point-to-point account ranged from 1.75% to 4.00%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 20% of indexed annuity deposits in 2015 included premium bonuses ranging from 4% to 15% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases at a guaranteed rate established when the contract is sold and that is independent of the growth of the account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2015, approximately 93% of all indexed annuity contracts sold included a GMWB. Certain annuities with a GMWB also include an enhanced withdrawal benefit (“EWB”) that allows for an additional amount of guaranteed income if certain qualifying conditions are met (confinement to a nursing care facility and/or inability to perform activities of daily living). In 2015, approximately 24% of all indexed annuity contracts sold included an EWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2015, approximately 25% of all indexed annuity contracts sold included a GMDB.

Fixed Annuities: This product meets the needs of clients who want a guaranteed rate of return over a specified period. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then-current rates, subject to certain minimums.

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

Variable annuities, a limited number of fixed annuities and variable life products offered by the life insurance subsidiaries of the Company are registered under the federal securities laws. The Company does not offer these products to new customers. Existing customers with existing contracts are able to continue to invest in these products and change investment elections, but certain investment alternatives have closed for new investment.

Term: This product provides insurance coverage for a temporary period of time in return for predetermined premium payments. After the level term period ends, coverage may be renewable annually at higher premium rates. Premiums are invested in our general account.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing more than 17,100 independent producers. In 2015, nearly 4,200 producers sold Phoenix products. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs and enhancing our servicing and support technology.

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

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2015, 93.5% of our total available-for-sale debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2015, 3.2% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our variable and indexed annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge certain of those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2015, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $53.2 million, and the post CVA net mark-to-market exposure was $52.7 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organization (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

Policy Administration

As of December 31, 2015, we had more than 300,000 life insurance policies and more than 75,000 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with respect to certain statutory requirements. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2015, five major reinsurance companies account for approximately 68% of the reinsurance recoverable.

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

Effective October 1, 2011, Phoenix Life entered into an agreement that provides modified coinsurance for approximately one-third of the closed block policies. This contract did not meet the requirements of risk transfer in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and, therefore, deposit accounting is applied.

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

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Phoenix Life underwent the New York Department of Financial Services (the “NYDFS”) quinquennial market conduct examination. The NYDFS issued the financial examination portion of its report for Phoenix Life on June 26, 2014 and we expect the market conduct portion of its report to be finalized in 2016. The Connecticut Insurance Department issued a financial examination report for PHL Variable on May 28, 2014 and a market conduct examination report for PHL Variable and Phoenix Life on December 29, 2014.

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

Each of our Life Companies reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2015, all of our insurance subsidiaries had RBC ratios of at least 200% of Company Action Level, the highest regulatory threshold.

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

Employees

At December 31, 2015, we employed approximately 630 people. We have experienced no work stoppages or strikes and consider our relations with our employees to be good. None of our employees are represented by a union.

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

As a result of discussions with its regulators related to the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable in the second quarter of 2015, the Company’s operating subsidiaries were de-stacked, effective July 1, 2015, making PHL Variable, PLAC and APLAR direct subsidiaries of the holding company.

The following chart illustrates our corporate structure as of December 31, 2015.

	The Phoenix Companies, Inc.

100%	100%	85%	100%

Phoenix Life Insurance Company	PHL Variable Insurance Company	Saybrus Partners, Inc.	Other Subsidiaries

100%

PM Holdings, Inc.

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

Item 1A.    Risk Factors

Risks Related to the Merger

As described in our Current Report on Form 8-K filed with the SEC on September 30, 2015, we have entered into a merger agreement (the “Merger Agreement”), which, subject to various closing conditions, would result in our being acquired by Nassau Reinsurance Group Holdings L.P. (“Nassau”). Pursuant to the Merger Agreement, Davero Merger Sub Corp., a direct wholly owned subsidiary of Nassau, will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Nassau (the “Merger”). There are a number of risks and uncertainties relating to the Merger.

The Merger may not be completed in the timeframe or manner currently anticipated, or at all, which could have a material adverse effect on our business, financial condition, results of operations and stock price.

Although the Company has received approval of the Merger from our shareholders, the Merger remains subject to various closing conditions, including the receipt of approvals from Connecticut and New York insurance regulators and the termination or expiration of applicable waiting periods under the rules and regulations of the Financial Industry Regulatory Authority, among other closing conditions. It is possible that a government entity may prohibit, delay or refuse to grant approval for the completion of the Merger. If any condition to the closing of the Merger is neither satisfied nor waived, the Merger may not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we currently expect. There can be no assurance that any of the remaining conditions to closing will be satisfied or waived or that other events will not intervene, delay or result in a failure to complete the Merger. If the Merger is not completed, or it is not completed in the anticipated timeframe, we will be subject to several additional risks that could negatively affect our business, financial condition, results of operations and stock price, including:

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

The pendency of the Merger, the related diversion of management’s attention from the operation of our business and other expenses incurred in connection with the Merger may materially and adversely affect our business and results of operations.

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

The announcement of the Merger could disrupt our relationships with our employees, customers, suppliers and others, as well as disrupt our operating results and business generally.

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

Further, the Merger Agreement restricts us from taking certain actions without Nassau’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.

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

The parties to the litigation have entered into a Memorandum of Understanding (“MOU”) providing for the settlement of the litigation, subject to certain confirmatory discovery by the plaintiffs in the litigation and subject to the approval of the Superior Court of the State of Connecticut (the “Superior Court”), among other things. The parties to the MOU will seek to enter into a stipulation of settlement, which will provide for, among other things, the conditional certification of the litigation as a non opt-out class action and the release of any and all claims arising from the Merger, subject to approval by the Superior Court. There can be no assurance that the settling parties will ultimately enter into a stipulation of settlement or that the Superior Court will approve the settlement even if the settling parties were to enter into the stipulation. In such event, or if the Merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. For a more detailed discussion of this litigation, please refer to the discussion under “Item 3: Legal Proceedings” of this Form 10-K.

Risks Related to the Restatements of Prior Period Financial Statements and
our Internal Control Over Financial Reporting

We face risks related to the restatements of our prior period financial statements and the prior period financial statements of our principal insurance company subsidiaries.

We have restated certain of our previously issued financial statements, including those of our principal insurance company subsidiaries, which are described in our Annual Reports on Form 10-K for the years ended December 31, 2012 and December 31, 2014, as well as in the Annual Report on Form 10-K of our insurance company subsidiary PHL Variable Insurance Company (“PHL Variable”) for the year ended December 31, 2012.

The Company is now current and timely in its SEC periodic reports, and PHL Variable became current and timely in its SEC periodic reports prior to ceasing filing periodic and other reports with the SEC, effective September 25, 2015, pursuant to Exchange Act Section 15(d). The Company expects to continue to face many of the risks and challenges related to the restatements, including the following:

•
In the process of restating our prior period financial statements, we identified material weaknesses in our internal control over financial reporting, some of which existed as of December 31, 2015 and are reported under “Item 9A: Controls and Procedures” in this Form 10-K, and we may fail to remediate these material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•
The extraordinary processes undertaken to effect the restatements, including restatements of our insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors, and our financial statements remain subject to the risk of future restatement, which may impact our ability to timely complete future SEC filings;

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

•	Diversion of management and other human resources attention from the operation of our business associated with the remediation of our internal controls;

•	Risks associated with our insurance company subsidiaries’ ability to amend and update on a timely basis registration statements filed under the Securities Act and the Investment Company Act; and

•
Risks associated with our ongoing compliance obligations under the SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”), as was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”), and the risk of noncompliance with such Amended Order.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have concluded that there are material weaknesses in our internal control over financial reporting, which have not been fully remediated as of the filing date of this Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2015. While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this Form 10-K, certain of the previously identified material weaknesses have not been fully addressed and remediated. We continue to improve our internal control over financial reporting and disclosure controls and procedures by, among other things:

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

In addition to potential for legal actions and proceedings related to the ordinary course of our business, there is a risk of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements and the failure by the Company to file SEC reports on a timely basis and the failure by our insurance company subsidiaries to have compliant registration statements covering certain insurance products offered and sold by them. The Company is providing information to the staff of the SEC in connection with the restatements, which may result in further regulatory actions by the SEC. The potential outcomes and claims are unpredictable and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Rating agencies assign Phoenix Life and our other insurance company subsidiaries’ financial strength ratings, and assign us debt ratings, based in each case on their opinions of the Company’s or its insurance company subsidiaries’ ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. The Company, its insurance company subsidiaries and their securities have been placed under review with developing implications and positive outlook pending completion of the Merger. A number of events including insufficient progress on remediation, weaknesses in our internal control over financial reporting and disclosure controls and procedures, the Merger not being completed, and any other events that could affect the ability of the Company to pay claims may cause downgrades or withdrawals which may cause reputational damage. This could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency.

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

We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with certain variable and fixed indexed annuity liabilities. Certain derivative counterparty agreements of certain subsidiaries contain provisions that permit the parties to terminate the agreements upon the occurrence of a default under the indenture covering our 7.45% Quarterly Interest Bonds due 2032. In addition, certain of these agreements require our insurance companies’ financial strength rating to be above a certain threshold. Given that our financial strength ratings are below a specified credit rating threshold in certain of our derivative agreements, the counterparties can request immediate payment, demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. In certain derivative counterparty agreements, our financial strength ratings have been below the specified threshold levels since March 2009 and, when requested, the Company has provided collateralization on certain of its derivative instruments.

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

We establish reserves to pay future policyholder benefits and claims. A significant proportion of our reserves do not represent policyholder funds but rather are actuarial estimates based on assumptions that include future benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, morbidity, and premium and policy persistency. As a result, we cannot be certain that the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If, in the future, we determine this to be the case, we would need to increase our reserves in the period in which we make the determination, which would adversely affect our results of operations and financial condition.

We may experience losses if capital market conditions, mortality or longevity experience, policyholder behavior (e.g., premium and policy persistency, benefit utilization rates) or other factors differ significantly from the assumptions that we used in pricing products or that are reflected in our current financial results.

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

Recent trends in the life insurance industry may affect our mortality, premium and policy persistency, and investment earnings. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for some purchases of our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third-party investors who, at the time of policy origination, had no insurable interest in the insured.

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

We conduct the majority of our business through Phoenix Life and PHL Variable. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by their respective insurance regulators and the NAIC. In addition, NAIC regulations define minimum RBC requirements relating to insurance, business, asset and interest rate risks, which are intended to be used by insurance regulators to identify deteriorating or weakly capitalized companies. Separately, some rating agencies have their own capital models that are used to assess capital adequacy as part of the rating process.

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by our insurance company subsidiaries, changes in interest rates and equity market levels, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, capital strain from the issuance of new business, changes in the capital models or applicable risk factors and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. One or more of these factors could significantly decrease statutory surplus or increase required RBC. If so, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

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

The occurrence of unanticipated events or a failure in cyber or other information security systems could result in a loss or disclosure of confidential information and impact the availability of our systems, all of which may adversely affect our results of operations or harm our business reputation.

We transmit, receive, process and retain customer and Company data on our computer systems, and we rely on sophisticated technologies for a variety of functions, including processing claims and applications, providing information to customers, business partners and employees, performing actuarial analyses and maintaining financial records. Although we attempt to protect personal, confidential and proprietary information, our computer systems may be subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations that may render this data susceptible to breach. While, to date, the Company is not aware of a material breach of its cybersecurity, administrative or technical controls, the preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent future physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. The number and complexity of cyber-related threats continue to increase over time.

Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could hurt our relationships with customers and business partners. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack, computer virus or cyber war, the systems upon which we rely may be inaccessible to our customers, business partners or employees for an extended period of time, which could materially and adversely impact our ability to conduct business, particularly if the problem affects our data processing, transmission, storage or retrieval systems, destroys valuable data or hinders the ability of employees to perform their job responsibilities or suppliers to provide goods or services.

The failure of our computer systems for any reason could significantly impede or interrupt our business operations and could result in compromised security, confidentiality or privacy of sensitive data, including personal information relating to our customers and business partners, as well as high remediation costs, loss of revenue or customers, legal liability or regulatory action imposed by U.S. federal or state government or reputational harm.

While we maintain cyber liability insurance, it may not be sufficient to protect against all loss.

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

In 2013, 2014 and 2015, The Phoenix Companies, Inc. made capital contributions for the benefit of PHL Variable Insurance Company and incurred significant restatement expenses related to audit, consulting and legal fees. The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations.

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

Phoenix’s holding company cash and non-affiliated securities at December 31, 2015 and other capital sources, such as dividends from operating subsidiaries other than Phoenix Life and external financing, are available to assist PHL Variable, if necessary, and together with PHL Variable’s own capital, are believed to be sufficient to meet PHL Variable’s anticipated operating and capital needs. However there can be no assurance that the combination of Phoenix’s assistance and PHL Variable’s own resources will be adequate to meet PHL Variable’s future operating and capital needs or to grow its business. The restriction on the use of Phoenix Life dividends and the extinguishment of Phoenix Life’s commitment to maintain the risk-based capital of PHL Variable may adversely affect PHL Variable’s ability to meet its cash and debt obligations, which may slow or cease its ability to write new life insurance and annuity business. If PHL Variable is unable to meet its capital needs either by itself or with assistance from Phoenix, PHL Variable could become subject to increased regulatory oversight by its domestic insurance regulator or to other regulatory actions including rehabilitation, any of which may materially adversely affect our business, financial conditions or results of operation.

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

Tax law and policy are frequently reviewed and changed by the Internal Revenue Service and Congress and future changes in laws or regulations could unfavorably affect our tax costs and tax assets or make some of our products less attractive to consumers.

Significant and fundamental changes in U.S. federal income tax laws, U.S. Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us and the products we offer. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and tax assets or make certain of our products less attractive to consumers.

Certain products we offer, primarily life insurance and annuities, receive favorable tax treatment under current federal and state tax law. This favorable treatment may be considered as providing certain of our products a competitive tax advantage over non-insurance products. In particular, for individual owners of life insurance policies and annuity contracts, earnings credited to these policies and contracts generally are tax-deferred until such time as the amounts are withdrawn from the policies or contracts. This differs from the treatment of dividend or interest earnings on other investments. Moreover, for life insurance, the death benefit proceeds are often received tax-free. While an increasing proportion of our annuity contracts are issued in connection with Individual Retirement Accounts (“IRAs”), for which the tax-deferral benefit is the same regardless of whether the IRA is in connection with an annuity, annuities in IRAs often provide lifetime payout guarantees not offered by other IRA investments.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. Although certain provisions became effective immediately, many of the Dodd-Frank Act’s provisions require adoption of rules that will govern implementation. The Dodd-Frank Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. The U. S. government has created the Federal Insurance Office (“FIO”) under the Dodd-Frank Act as a branch of the U. S. Treasury Department. Under its charge to improve consumer protection, the FIO may regulate actual product design and mandate additional disclosure rules. We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

We may be subject to regulation by the Department of Labor (“DOL”) in connection to providing annuity products to IRA participants.

In April 2015, the DOL released a notice of proposed rulemaking to modify and expand the ERISA conflict of interest rules. These rules could be finalized in 2016, with an effective date in 2017. The proposed rules would impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision, which would include insurance agents selling Individual Retirement Annuities. As current DOL rules do not cover IRAs, the expansion could have a new impact on our sales. While the proposed rules continue to permit commission-based annuity sales, there would be additional requirements on insurance agents and producers regarding the information to be provided to IRA participants as well as the standards that must be met for agents and producers in connection with such sales. It is unclear as to the extent that these new rules will impact agents and producers selling Phoenix fixed indexed annuities.

We cannot predict whether the proposed DOL rule will ultimately be adopted, what changes may be made to it prior to adoption, or how the rule would impact our business if it were adopted.

Regulatory actions or examinations could result in financial losses or harm to our businesses.

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on valuation, COI increase issues and market conduct. Financial services companies also have been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific, such as business practices upon notification of death. We continue to cooperate with the applicable regulatory authorities in these matters. We may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, the U.S. government has heightened its oversight of the financial services industry in general and of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2015, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.    Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. As of December 31, 2015, we also leased space in one garage in Hartford, Connecticut for employee parking. Property is also leased for our home office in East Greenbush, New York.

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

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging COI rate adjustments implemented by Phoenix Life in 2010 and 2011 in certain universal life insurance policies. The complaint sought damages for breach of contract. The class certified by the court was limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment.

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

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015 and on June 3, 2015, the court granted preliminary approval of the Settlement and ordered notice be given to class members. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. Under the Settlement, policyholders are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015 and opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. On September 9, 2015, the judge in the Fleisher and SPRR Litigations entered an order approving of the Settlement and final judgment was entered on December 9, 2015.

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

Cases Brought by Policyholders

On October 30, 2009, Brian S. Shevlin, Keith P. Shevlin, and Erin Taylor (the “Shevlins” or “Plaintiffs”) brought a purported class action suit against Phoenix Life and Phoenix (collectively “Defendants”) in the Superior Court of New Jersey, Mercer County, Brian S. Shevlin at al. v. Phoenix Life Insurance et al., Docket No. MER-L-2792-09. The Shevlins, on behalf of themselves and a class of owners of closed block policies established upon the demutualization of Phoenix Life in 2001, challenged the reduction of dividends on those policies following 2006 and 2009 dividend scale changes. Defendants removed the suit to the United States District Court for the District of New Jersey (Case No. 09-cv-06323). On August 24, 2010, the District Court partially granted and partially denied Defendants’ motion to dismiss, and shortly thereafter Plaintiffs filed a Second Amended Complaint. Plaintiffs allege that the reduction of dividends breached the terms of their policies with Phoenix Life, and unjustly enriched Phoenix. On June 30, 2014, the court denied Phoenix’s motion for summary judgment, and instructed the parties to proceed to brief class certification. On February 9, 2016, the court denied the pending motion for class certification without prejudice to renew it if a planned mediation was unsuccessful in resolving the action. Following a mediation session that did not resolve the action, the plaintiffs refiled their motion for class certification. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend this matter vigorously. The outcome of this litigation and any potential award of damages are uncertain.

Shareholder Litigation

On September 28, 2015, Phoenix entered into a definitive merger agreement to be acquired by Nassau. On October 26, 2015, a putative class action lawsuit was filed by a purported shareholder of Phoenix in the Superior Court of the State of Connecticut challenging the proposed merger transaction. The lawsuit alleges that the individual members of Phoenix’s Board of Directors breached their fiduciary duties to the Phoenix shareholder by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies – Phoenix, Nassau and Davero Merger Sub Corp. (a wholly owned subsidiary of Nassau) – aided and abetted such alleged breaches. The plaintiff in the action, which was styled Thomas White v. The Phoenix Companies, Inc., et. al., No. HHD-CV15--6063180-S (Conn. Super. Ct., Hartford), sought, among other things, an order enjoining the merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. From late November to early December 2015, Phoenix and the plaintiff engaged in arm’s-length negotiations for the expedited production of certain documents. On December 10, 2015, Phoenix and the other defendants executed a MOU with the plaintiff providing for settlement of the suit based on certain supplemental disclosures to be released to Phoenix shareholders in advance of the December 17, 2015 shareholder vote. The settlement reflected in the MOU is subject to certain confirmatory discovery by the plaintiffs in the litigation and subject to the approval of the Court, among other things. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the litigation. The MOU outlines the terms of the agreement in principle to settle and release all claims which were or could have been asserted in the litigation. The parties to the MOU will seek to enter into a stipulation of settlement that will be presented to the Court for final approval. The stipulation of settlement will be subject to customary conditions, including approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The stipulation of settlement will provide for, among other things, the conditional certification of the Litigation as a non opt-out class action. The stipulation of settlement will provide for the release of any and all claims arising from the merger, subject to approval by the Court. The release will not become effective until the stipulation of settlement is approved by the Court. In connection with the settlement, subject to the ultimate determination of the Court, counsel for plaintiff may receive an award of reasonable fees. Neither this payment nor the settlement will affect the consideration to be received by Phoenix stockholders in the merger or the timing of the anticipated closing of the merger. There can be no assurance that the settling parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the settling parties were to enter into the stipulation. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. In January 2016, named-plaintiff, Thomas White, and non-party, Stephen Bushansky, a member of the putative class, moved to substitute Stephen Bushansky as plaintiff, which motion was granted.

Consent Solicitation Litigation

On February 8, 2016, plaintiff Kenneth Roth filed a putative class action complaint (“Complaint”) in New York Supreme Court (New York County) (the “Court”) against The Phoenix Companies, Inc. (“Phoenix”) and U.S. Bank National Association in its capacity as indenture trustee (the “Trustee”), Index No. 650634/2016 (the “Litigation”), relating to a January 7, 2016 consent solicitation launched by Phoenix in connection with its 7.45% Quarterly Interest Bonds due 2032 (the “Consent Solicitation”).

The Complaint asserts claims against Phoenix for breach of contract, breach of the covenant of good faith and fair dealing, negligent misrepresentation, a temporary restraining order, a preliminary and permanent injunction, and a declaratory judgment. In addition to damages, costs, and attorneys’ fees, the Complaint asks the Court to temporarily restrain, and preliminarily and permanently enjoin the Consent Solicitation or, alternatively, declare that the proposed supplemental indenture is null and void. The Complaint further alleges that the Trustee breached its fiduciary duty to bondholders by, inter alia, allowing the Consent Solicitation to be issued.

Phoenix believes that the lawsuit is without merit and that no additional or amended disclosure is required to supplement the Consent Solicitation, and that no changes to the proposed supplemental indenture are required, under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, Phoenix agreed, pursuant to the terms of a MOU, to: (a) revise the proposed Fourth Supplemental Indenture to make available to bondholders certain information in connection with Phoenix’s reporting obligations under Section 704, as amended by the Fourth Supplemental Indenture, (b) make available financial statements and related information of Phoenix not only to current bondholders but also to prospective bondholders, securities analysts and market makers, as detailed in the supplemental disclosures to the Consent Solicitation, and (c) make certain other supplemental disclosures to the Consent Solicitation.

On February 24, 2016, the parties to the Litigation (the “Settling Parties”) entered into the MOU providing for the settlement of the Litigation, subject to the approval of the Court, among other things. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation. The MOU outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Litigation. The parties to the MOU will seek to enter into a stipulation of settlement that will be presented to the Court for final approval. The stipulation of settlement will be subject to customary conditions, including approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The stipulation of settlement will provide for, among other things, the release of any and all claims arising from or relating to the Consent Solicitation, subject to approval by the Court. The release will not become effective until the stipulation of settlement is approved by the Court. In connection with the settlement, subject to the ultimate determination of the Court, counsel for plaintiff may receive an award of reasonable fees. Neither this payment nor the settlement will affect the consent fee to be received by consenting Phoenix bondholders in the Consent Solicitation. There can be no assurance that the Settling Parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the Settling Parties were to enter into the stipulation. In such event the proposed settlement will be null and void and of no force and effect.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of March 11, 2016, there were 88,662 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 2,808,719 shares in 2001 and 275 shares in the 14 years ended December 31, 2015. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Throughout 2015, we issued an aggregate of 23,782 restricted stock units (“RSUs”) to eight of our nine independent directors who served during the year in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) and Regulation D of the Securities Act. Each of the RSUs is potentially convertible into one share of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has compensation plans under which equity securities of the Company are authorized for issuance. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2015 and 2014. The closing price of our common stock was $37.04 per share at December 31, 2015.

	2015		2014
	High	Low	High	Low
First Quarter	$70.72	$45.20	$61.40	$41.22
Second Quarter	$49.18	$15.90	$56.61	$38.07
Third Quarter	$34.76	$11.12	$64.89	$46.47
Fourth Quarter	$37.86	$32.31	$70.92	$51.45

Dividends

In 2015, 2014 and 2013, we did not pay any stockholder dividends.

Stock Performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Life and Health Insurance Index for the period December 31, 2010 through December 31, 2015.

The indices assume that $100 was invested on December 31, 2010, with dividends being reinvested.

Item 6.    Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2015 is reflected in the schedule that follows. We obtained the balance sheet data for the years ended December 31, 2015 and 2014 and the income statement data for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2012 and 2011 has been obtained from our consolidated financial statements which are not contained in this report. Our historical results should not be viewed as indicative of results expected for any future period.

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

Selected Financial Data:	For the years ended December 31,
($ in millions, except per share data)	2015	2014	2013	2012	2011
Income Statement Data [1]
Premiums	$349.1	$332.1	$351.6	$402.3	$449.4
Fee income	543.6	545.1	550.3	556.0	596.9
Net investment income	834.9	830.9	789.7	827.8	824.0
Net realized investment gains (losses):
Total OTTI losses	(20.8)	(7.7)	(7.0)	(50.8)	(65.8)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(2.0)	(0.4)	(4.8)	22.9	38.5
Net OTTI losses recognized in earnings	(22.8)	(8.1)	(11.8)	(27.9)	(27.3)
Net realized investment gains (losses), excluding OTTI losses	(10.0)	(33.1)	27.8	11.1	(5.3)
Net realized investment gains (losses)	(32.8)	(41.2)	16.0	(16.8)	(32.6)
Gain on debt repurchase	—	—	—	11.9	0.2
Total revenues	$1,694.8	$1,666.9	$1,707.6	$1,781.2	$1,837.9
Total benefits and expenses	$1,854.1	$1,862.1	$1,669.5	$1,934.7	$1,843.3

Income (loss) from continuing operations	$(125.0)	$(205.7)	$29.6	$(148.8)	$(17.8)
Loss from discontinued operations, net of income taxes	(2.0)	(3.5)	(2.9)	(15.6)	(21.6)
Net income (loss)	(127.0)	(209.2)	26.7	(164.4)	(39.4)
Less: Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7	0.6	(0.5)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(133.7)	$(213.2)	$26.0	$(165.0)	$(38.9)

Basic Income (Loss) Per Share
Income (loss) from continuing operations	$(22.90)	$(36.48)	$5.04	$(25.90)	$(2.98)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(23.25)	$(37.09)	$4.53	$(28.60)	$(6.69)
Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$(22.90)	$(36.48)	$5.01	$(25.90)	$(2.98)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(23.25)	$(37.09)	$4.51	$(28.60)	$(6.69)

Dividends per share	$—	$—	$—	$—	$—

Balance Sheet Data
Cash and investments	$16,334.5	$16,750.1	$16,083.1	$16,228.7	$15,294.7
Total assets	$21,091.9	$21,745.9	$21,641.1	$21,634.9	$21,491.9
Indebtedness	$378.9	$378.9	$378.8	$378.8	$426.9
Total liabilities	$20,918.1	$21,399.3	$21,039.8	$21,123.5	$20,800.5
Total stockholders’ equity	$173.8	$346.6	$601.3	$511.4	$691.4

Statutory Data [2]
Statutory capital, surplus and AVR
Phoenix Life [3][4]	$535.3	$752.2	$735.2	$922.5	$845.7
PHL Variable	$209.3	$213.7	$235.2	$321.0	$320.1
Statutory net income (loss)
Phoenix Life [5]	$(660.7)	$132.5	$(21.0)	$156.2	$95.0
PHL Variable	$(14.0)	$(41.1)	$(86.1)	$49.7	$61.4
———————

[1]	The reclassification of PFG and PLARNY to discontinued operations has been reflected for all years.

[2]	Amounts in statements filed with state regulatory authorities differ from audited financial statements.

[3]
As a result of discussions with its regulators related to the intercompany reinsurance treaty between Phoenix Life and PHL Variable executed in the second quarter of 2015, the Company’s operating subsidiaries were de-stacked, effective July 1, 2015. The impact of the de-stack on Phoenix Life’s capital and surplus was $262.2 million. Prior to the effective date, Phoenix Life’s capital and surplus included the capital and surplus of its subsidiaries.

[4]
In accordance with accounting practices prescribed by the NYDFS, Phoenix Life’s capital and surplus includes $126.2 million, $126.2 million, $126.1 million, $126.1 million and $174.2 million of surplus notes outstanding at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

[5]
Phoenix Life’s 2015 statutory net loss includes $687.9 million of realized losses relating to the de-stacking of Phoenix Life’s life subsidiaries. There was an offsetting unrealized capital gain for the same amount, resulting in no impact to capital and surplus.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to regulatory approvals and the expected timing, completion and effects of the merger, as well as other statements representing management’s beliefs about future events, transactions, strategies, operations and financial results . Such forward-looking statements often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us and are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the merger, which include: (i) the merger may not be completed in the timeframe or manner currently anticipated, or at all, which could have a material adverse effect on our business, financial condition, results of operations and stock price;(ii) shareholders will receive $37.50 in cash per share of our common stock despite changes in market value; (iii) the pendency of the merger, the related diversion of management’s attention from the operation of our business and other expenses incurred in connection with the merger may materially and adversely affect our business and results of operations;(iv) announcement of the merger could disrupt our relationships with our employees, customers, suppliers and others, as well as disrupt our operating results and business generally; (v) the Merger Agreement restricts our ability to seek other strategic alternatives; (vi) if the merger is not completed and we are not otherwise acquired, we may then consider other strategic alternatives, which may subject us to additional risks and uncertainties; and (vii) an adverse ruling in the lawsuit challenging the merger may prevent the merger from being completed; (B) risks related to the Company’s financial statement restatements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (C) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xvi) the potential need to fund deficiencies in our closed block; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; (xx) potential future material losses from our discontinued reinsurance business; and (xxi) changes in accounting standards; and (D) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition at December 31, 2015 and 2014; our consolidated results of operations for the years 2015, 2014 and 2013; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and our consolidated financial statements in this Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

In 2015, 97% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 96% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015 the merger was approved by Phoenix shareholders. The transaction remains subject to regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly-owned subsidiary of Nassau.

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

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. Premiums and deposits for variable life and universal life are reflected on our consolidated balance sheets as an increase in policy liabilities and accruals, and premiums and deposits for fixed annuities and certain investment options of variable annuities are reflected as an increase in policyholder deposit funds.

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

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets. While the liability continued to accrue in the current year, the increase in the accrual was not as significant as the prior year as a result of less significant changes in interest rates and worse than expected mortality.

As part of the annual assumption review and unlock, assumptions used in the calculation of the liability for PFBL are updated. Updates in the current year were driven primarily by changes to the projected yield on investments and lower lapses, while updates in the prior year were driven primarily by mortality expected improvement. These updates resulted in an unlock charge of $19.7 million for the year ended December 31, 2015 and an unlock benefit of $13.0 million for the year ended December 31, 2014.

◦
The impact on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in the expected policyholder dividends. Mortality outside of the closed block was worse in 2015 than in 2014, resulting in higher benefit expenses for the year. Including the closed block, mortality was worse than expected in 2015 and was better than expected in 2014. While actual mortality experience was worse than expected in 2015, our experience over longer periods supports our longer term assumptions for improved mortality.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by changes in actual policyholder behavior and expected policyholder behavior, as well as market changes and investment results. We continue to accrue the liabilities primarily for the guaranteed death benefit and withdrawal features on the fixed indexed annuity block as it continues to grow and age, as well as the universal life block as it continues to age. Increases in the guaranteed benefit liabilities were $57.5 million for the year ended December 31, 2015 compared to $54.6 million for the year ended December 31, 2014.

As part of the annual assumption review and unlock, assumptions used in the calculation of the liabilities for guaranteed benefits are updated. Updates in the current year were driven primarily by increases in the lapse rates in the fixed indexed annuity business and changes in the projected yield on investments in the variable annuity business. Updates to the guaranteed benefit liabilities resulted in an unlock benefit of $10.5 million for the year ended December 31, 2015 and an unlock benefit of $3.1 million for the year ended December 31, 2014.

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

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization (“DAC amortization”) can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are due to realized gains and losses on the underlying investment portfolios, and changes from the annual assumption review and unlock. Deferred policy acquisition cost amortization decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily driven by overall worse than expected gross profits in the universal life business in 2015 compared to 2014.

As part of the annual assumption review and unlock, assumptions used in the calculation deferred policy acquisition costs are updated. Updates in the current year resulted in a benefit to DAC amortization of $9.7 million and were driven primarily by lower lapse rates in variable universal life.

•
Net realized investment gains or losses. Net realized investment gains and losses have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the equity markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. In both periods losses were primarily driven by changes in interest rates and significant volatility in the equity markets, and higher OTTI in 2015 was driven by credit deterioration in the energy and mining sectors.

•
Income taxes. The effective tax rate for 2015 and 2014 was 21.5% and (5.4)% respectively. The primary drivers of the differences between the effective tax rate and the U.S. tax statutory rate of 35.0% in 2015 and 2014 are increases in the valuation allowance on the pre-tax losses, expired tax attribute carryforwards and the dividends received deduction. The fluctuation of the rate between 2015 and 2014 primarily relates to the amount of valuation allowance increases in each year, as compared to the pre-tax losses recorded.

Since its formation in 2009, Saybrus’ results of operations have steadily improved as revenue has increased. Inclusive of intercompany transactions, revenue in 2015 was $43.3 million, compared with $37.5 million in 2014. Of these amounts, revenue of $12.6 million and $11.5 million was earned from the sales of Phoenix life and annuity products in 2015 and 2014, respectively. Operating expenses increased to $35.2 million in 2015 from $31.3 million in 2014. The change was primarily driven by an increase in compensation related expenses.

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

The Company has updated a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates made over the last several years resulting in a change to future gross profits and the amortization of DAC, SIA and URR are related to changes in expected premium persistency, the incorporation of a mortality improvement assumption, and other updates to mortality based on updated experience. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses. In addition to DAC, SIA and URR amortization, the assumption updates also impact the PFBL liability, the reserves for guaranteed benefits and the embedded derivative liabilities. The unlock provided a benefit of approximately $3.8 million for the year ended December 31, 2015 and a benefit of $4.0 million for the year ended December 31, 2014.

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

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2015 fair value of $165.9 million would increase to $175.0 million if the spread were decreased by 50 basis points. If the spread were increased by 50 basis points, the fair value would decrease to $157.4 million.

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

Fair Value of Securities by Pricing Source: [1]	As of December 31, 2015
($ in millions)	Fixed Maturities at Fair Value	% of Total Fair Value

Priced via independent market quotations	$8,076.6	65.4%
Priced via matrices	3,813.4	30.9%
Priced via broker quotations	29.4	0.2%
Priced via other methods	271.3	2.2%
Short-term investments [2]	164.8	1.3%
Total	$12,355.5	100.0%
———————

[1]	Inclusive of short-term investments.

[2]	Short-term investments are valued at amortized cost, which approximates fair value.

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

See Notes 2 and 7 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt and Equity Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes.

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2015.

As of December 31, 2015, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $599.7 million has been recorded on net deferred tax assets of $705.2 million. The remaining deferred tax asset of $105.5 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $21.3 million in continuing operations, a decrease of $35.2 million in OCI-related deferred tax balances and an increase of $0.6 million recorded in discontinued operations.

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

The net periodic costs for the plans consider an assumed discount (interest) rate, an expected rate of return on plan assets and trends in health care costs. Of these assumptions, our expected rate of return assumptions, and to a lesser extent our discount rate assumptions, have historically had the most significant effect on our net period costs associated with these plans. The Company uses a building block approach in estimating the long-term rate of return for plan assets by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. Our assumed long-term rate of return for 2015 was 7.50% for our pension plan. Given the amount of plan assets as of December 31, 2014, the beginning of the measurement year, if we had assumed an expected rate of return for our pension that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been a decrease of $5.2 million and an increase of $5.2 million, respectively. These amounts consider only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine our discount rate, used to value the pension and post-employment benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. Our assumed discount rate for 2015 was 4.10% for our pension plan, 3.97% for the supplemental retirement plan and 3.62% for our other post-employment benefit plan. Given the amount of pension and post-employment obligations as of December 31, 2014, the beginning of the measurement year, if we had assumed a discount rate for our pension plans and our other post-employment benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. These amounts consider only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

Net Periodic Costs:	For the year ended December 31, 2015
($ in millions)	Balance after -100 Basis Point Change	Net Pension Expense	Balance after +100 Basis Point Change

Pension plan	$0.9	$1.0	$0.2
Supplemental plan	9.0	9.0	9.0
Other post-employment	(9.3)	(9.4)	(9.4)

As of December 31, 2015, the projected benefit obligation for the Company’s pension plan, supplemental plan and other post-employment plan were $672.5 million, $142.7 million and $22.9 million, respectively.

Our assumed discount rate as of December 31, 2015 was 4.54% for our pension plan, 4.43% for the supplemental retirement plan and 4.10% for our other post-employment benefit plan. Given the amount of pension and post-employment obligations as of December 31, 2015, if we had assumed a discount rate for our pension plans and our other post-employment benefit plan that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in projected benefit obligation would have been as shown in the table below.

Projected Benefit Obligations:	As of December 31, 2015
($ in millions)	Balance after -100 Basis Point Change	Projected Benefit Obligation	Balance after +100 Basis Point Change

Pension plan	$763.6	$672.5	$592.3
Supplemental plan	159.2	142.7	127.9
Other post-employment	24.7	22.9	21.1

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	For the years ended December 31,			Increase (decrease) and percentage change
($ in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
REVENUES
Premiums	$349.1	$332.1	$351.6	$17.0	5%	$(19.5)	(6%)
Fee income	543.6	545.1	550.3	(1.5)	—%	(5.2)	(1%)
Net investment income	834.9	830.9	789.7	4.0	—%	41.2	5%
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(20.8)	(7.7)	(7.0)	(13.1)	170%	(0.7)	10%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(2.0)	(0.4)	(4.8)	(1.6)	NM	4.4	(92%)
Net OTTI losses recognized in earnings	(22.8)	(8.1)	(11.8)	(14.7)	181%	3.7	(31%)
Net realized gains (losses), excluding OTTI losses	(10.0)	(33.1)	27.8	23.1	(70%)	(60.9)	NM
Net realized gains (losses)	(32.8)	(41.2)	16.0	8.4	(20%)	(57.2)	NM
Total revenues	1,694.8	1,666.9	1,707.6	27.9	2%	(40.7)	(2%)

BENEFITS AND EXPENSES
Policy benefits	1,186.6	1,119.2	965.1	67.4	6%	154.1	16%
Policyholder dividends	211.5	244.8	235.9	(33.3)	(14%)	8.9	4%
Policy acquisition cost amortization	77.8	119.6	103.1	(41.8)	(35%)	16.5	16%
Interest expense on indebtedness	28.3	28.3	28.3	—	—%	—	—%
Other operating expenses	349.9	350.2	337.1	(0.3)	—%	13.1	4%
Total benefits and expenses	1,854.1	1,862.1	1,669.5	(8.0)	—%	192.6	12%
Income (loss) from continuing operations before income taxes	(159.3)	(195.2)	38.1	35.9	(18%)	(233.3)	NM
Income tax expense (benefit)	(34.3)	10.5	8.5	(44.8)	NM	2.0	24%
Income (loss) from continuing operations	(125.0)	(205.7)	29.6	80.7	(39%)	(235.3)	NM
Income (loss) from discontinued operations, net of income taxes	(2.0)	(3.5)	(2.9)	1.5	(43%)	(0.6)	21%
Net income (loss)	(127.0)	(209.2)	26.7	82.2	(39%)	(235.9)	NM
Less: Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7	2.7	68%	3.3	NM
Net income (loss) attributable to The Phoenix Companies, Inc.	$(133.7)	$(213.2)	$26.0	$79.5	(37%)	$(239.2)	NM

Analysis of Consolidated Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

The decrease in net loss of $79.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the following items:

•
Realized losses decreased by $8.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 but outside of the closed block realized losses decreased $20.2 million driven primarily by lower realized losses on derivatives that were partially offset by higher OTTI. Realized losses on derivatives decreased by $32.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The most significant drivers of the losses in 2015 were significant volatility in the equity markets and interest rates, and reductions in the credit spread adjustment used in valuation of the embedded derivatives. The most significant driver of the losses in 2014 was the expiration of swaptions that generated losses that did not recur. Outside of the closed block, OTTI resulted in realized losses of $12.6 million and $4.0 million for the years ended December 31, 2015 and December 31, 2014, respectively. Higher OTTI losses in 2015 were driven by exposure to the energy and mining sectors.

•
Operating expenses decreased by $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. While the decline overall is not significant, there were declines in professional services and outside consulting expenses that were offset by a charge of $48.5 million during the first quarter of 2015 when the Company entered into a settlement agreement to resolve the COI cases.

•
Policy acquisition cost amortization decreased by $41.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Excluding the impact of the unlock, the decrease in amortization is driven by a decrease in amortization of $38.1 million in the universal life business, which is primarily due to worse than expected mortality experience in 2015 compared to 2014. In addition to the reduction in amortization in the universal life business, the annual assumption unlock resulted in a benefit of $9.7 million driven primarily by lower lapses in variable universal life.

•
Income tax benefit increased $44.8 million for the year ended December 31, 2015 compared with the year ended December 31, 2014 as a result of taxable losses in the insurance subsidiaries that was generated in 2015. These losses generate a refund of historically paid income tax expense.

The closed block contributed $25.0 million to net income for the year ended December 31, 2015 compared to $24.7 million for the year ended December 31, 2014. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the decrease in net loss are the following:

•	The increase in policy benefits expense of $67.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily driven by the following:

◦
Overall, mortality was unfavorable compared with expectations in 2015 in both the open and the closed block, while overall mortality was favorable compared with expectations in 2014. The impact of mortality on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in policyholder dividends. Net death claims were $783.0 million and $550.6 million for the years ended December 31, 2015 and 2014, respectively, with net claims outside of the closed block of $366.9 million and $266.4 million for the same periods. The worse mortality outside of the closed block was primarily in the universal life business, where our long-term assumptions are supported by mortality experience observed over longer periods.

◦
The PFBL liability continued to accrue in 2015 with an increase of $31.5 million, excluding unlock, compared to an increase of $106.4 million in 2014, a difference of $74.9 million. The liability continues to increase during the periods in which we expect to have gross profits on the business, however the liability accrued at a lower rate in 2015 as a result of worse than expected mortality in the universal life business, and accrued at a higher rate in 2014 as a result of significant declines in interest rates and the slope of the forward curve. A change in our long-term interest rate assumptions during the first quarter 2015 unlock results in less volatility from interest rates in the PFBL liability.

◦
In connection with the assumption unlocks in 2015, assumption changes resulted in a charge of $19.7 million driven by lower lapse experience in the universal life block and changes in expected future interest rates. In the prior year, an unlock benefit of $13.0 million was driven primarily by long-term expected improvements in mortality. In addition to the PFBL, the annual assumption unlock resulted in reductions in the reserves for guaranteed death and other insurance benefit features of $10.5 million primarily driven by higher lapse assumptions in some portions of the fixed indexed annuity business as well as an increase in the projected yield on investments for the annuitization benefits on variable annuities with guaranteed minimum income benefits.

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

•
Operating expenses increased by $13.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating expenses is primarily due to higher professional fees, including audit, outside consulting and legal expenses in the first quarter of 2014 primarily as a result of the preparation of restated financial statements.

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

Effects of Inflation

For the years 2015, 2014 and 2013, inflation did not have a material effect on our consolidated results of operations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2015. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2015, our asset and liability portfolio durations were reasonably matched.

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

Interest Rate Sensitivity of Fixed Income Financial Instruments:	As of December 31, 2015
($ in millions)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and short-term investments	$792.7	$792.1	$791.4
Available-for-sale debt securities	12,921.0	12,190.7	11,505.4
Available-for-sale equity securities [1]	127.0	116.3	105.6
Fair value investments [2]	59.8	59.0	58.0
Totals	$13,900.5	$13,158.1	$12,460.4
———————

[1]	Fair value of available-for-sale equity securities excludes $65.7 million of common stock securities, which are not directly related to interest rates.

[2]	Includes debt securities where the fair value option has been elected.

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2015
($ in millions)	Notional Amount	Weighted- Average Term (Years)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Interest rate swaps	$159.0	12.1	$13.9	$2.3	$(7.9)
Variance swaps	0.7	1.5	(6.5)	(6.5)	(6.4)
Swaptions	2,790.0	1.0	9.8	6.8	35.4
Put options	800.4	2.6	28.7	25.3	22.2
Call options [1]	14.9	0.7	0.4	0.4	0.4
Cross currency swaps	10.0	0.5	1.5	1.5	1.5
Equity futures	31.8	0.3	(0.3)	(0.4)	(0.4)
Total	$3,806.8		$47.5	$29.4	$44.8
———————

[1]	Excludes call options used to hedge fixed indexed annuity products.

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

The table below shows the interest rate sensitivity of components of our deferred policy acquisition costs and policy liabilities that are more sensitive to interest rate changes.

Interest Rate Sensitivity of DAC and Policy Liabilities:	As of December 31, 2015
($ in millions)	-100 Basis Point Change	Fair Value [1]	+100 Basis Point Change
Assets
Universal life DAC	$276.1	$280.6	$285.2
Liabilities
Profits followed by losses	407.8	387.0	366.7
Other [2]	212.8	210.9	210.9
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

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

Guaranteed Minimum Interest Crediting Rates

The primary potential risk to our operations related to guaranteed minimum interest crediting rates could arise mainly in our universal life product since the account values with higher guarantees, primarily 4.0%, are concentrated in this product. Our other annuity products also contain guaranteed minimum interest rates but the aggregate account values or the guaranteed minimum rates are relatively lower compared to universal life. At December 31, 2015, we have approximately $16.7 billion of policyholder insurance liabilities and policyholder deposit funds. Of this amount, approximately $5.6 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to certain guaranteed minimums. The table below summarizes the related account values of policies with guaranteed minimum interest rates using ranges indicating the percentage of account values at the guaranteed minimum interest rate range. Our products that do not have an account value with a guaranteed minimum crediting rate are not included in the table below, even though most of our products to some degree are sensitive to interest rates. The table below focuses on products with both an account value and a guaranteed minimum interest rate. See the “Low Interest Rate Environment” section below for further discussion.

Range of Guaranteed Minimum Interest Crediting Rates:	As of December 31, 2015
($ in billions)	Account Values	% of Account Values at Guaranteed Minimum Crediting Rate

Less than 1.5% [1]	$3.2	84.5%
Equal to or greater than 1.5% but less than 3.5%	0.5	75.6%
Equal to or greater than 3.5% but less than or equal to 4.0%	1.5	83.6%
Greater than 4.0% but less than 5.0%	0.3	79.5%
Equal to or greater than 5.0%	0.1	59.8%
Total	$5.6
———————

[1]	Of the $3.2 billion, $3.1 billion represents account value in fixed indexed annuity products. Most of these contracts have guaranteed minimum interest crediting rates of 0%, or close to 0%.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2015, we held certain financial instruments that are sensitive to equity market movements, including available-for-sale equity securities, primarily related to our holdings of common stock and mutual funds, private equity partnership interests and other equities, as well as fair value equity instruments, equity options and other investments. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

The table below shows the sensitivity of our investments that are sensitive to public equity market movements measured in terms of their fair value.

Sensitivity to Public Equity Market Movements:	As of December 31, 2015
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

Available-for-sale equity securities [1]	$59.1	$65.7	$72.3
Limited partnerships and other investments [2]	271.7	301.9	332.1
Derivative instruments [3]	39.8	29.4	21.8
Fair value equity investments [4]	16.9	18.8	20.7
———————

[1]	Available-for-sale equity securities excludes $116.3 million of perpetual preferred equity securities.

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

Certain variable annuity products sold by our Life Companies contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2015, the difference between the GMDB and the current account value (NAR) for all existing contracts was $58.1 million. This was our exposure to loss had all contract owners died on December 31, 2015. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

Equity Risk Sensitivity of Our Liability Products:	As of December 31, 2015
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

GMAB [1]	$1.5	$0.2	$(1.0)
GMWB [1]	13.5	9.0	4.7
COMBO [1]	(0.1)	(0.1)	(0.2)
———————

[1]	The values above represent changes to balances before adjustment for unrealized gains/losses.

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

We sponsor defined benefit pension plans for our employees. For U.S. GAAP accounting purposes, we assumed a 7.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2015. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2015, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $179.1 million and $142.7 million, respectively. We made contributions totaling $0.0 million and $11.8 million to the pension plans during 2015 and 2014, respectively. We expect to make no contributions over the next 12 months.

Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on our employee benefit plans.

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 35.0% of the Company’s $16.7 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals, and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% at December 31, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

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

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.4% during the year ended December 31, 2015. The average investment rate on fixed income securities purchases, excluding the closed block, during the year ended December 31, 2015 was approximately 4.2% on total purchases of approximately $1.5 billion. Management estimates that proceeds from maturities, calls and prepayments of approximately $495 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. The reinvestment of those funds at new money rates is not expected to have a significant impact on net investment income over the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of December 31, 2015, available-for-sale equity securities include $116.3 million of perpetual preferred securities, of which $47.9 million was below-investment-grade. As of December 31, 2015, our available-for-sale debt securities, with a fair value of $12,190.7 million, represented 77.6% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of December 31, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,000.2	57.4%	$6,726.4	56.1%
2	BBB	4,392.3	36.1%	4,406.8	36.7%
	Total investment grade	11,392.5	93.5%	11,133.2	92.8%
3	BB	561.3	4.5%	603.5	5.0%
4	B	165.9	1.4%	180.1	1.5%
5	CCC and lower	63.2	0.5%	70.2	0.6%
6	In or near default	7.8	0.1%	6.6	0.1%
	Total available-for-sale debt securities	$12,190.7	100.0%	$11,993.6	100.0%

Available-for-Sale Debt Securities by Type:	As of December 31, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$589.6	$542.0	$48.2	$(0.6)	$47.6
State and political subdivision	537.4	510.4	33.7	(6.7)	27.0
Foreign government	242.9	224.0	20.8	(1.9)	18.9
Corporate	8,342.2	8,295.0	311.3	(264.1)	47.2
CMBS	684.1	656.6	30.4	(2.9)	27.5
RMBS	1,246.2	1,213.8	45.1	(12.7)	32.4
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	309.5	316.3	1.3	(8.1)	(6.8)
Other ABS	238.8	235.5	7.7	(4.4)	3.3
Total available-for-sale debt securities	$12,190.7	$11,993.6	$498.5	$(301.4)	$197.1
Available-for-sale debt securities outside closed block
Unrealized gains	$4,162.9	$3,957.8	$205.1	$—	$205.1
Unrealized losses	2,742.4	2,933.7	—	(191.3)	(191.3)
Total outside the closed block	6,905.3	6,891.5	205.1	(191.3)	13.8
Available-for-sale debt securities in closed block
Unrealized gains	4,003.5	3,710.1	293.4	—	293.4
Unrealized losses	1,281.9	1,392.0	—	(110.1)	(110.1)
Total in the closed block	5,285.4	5,102.1	293.4	(110.1)	183.3
Total available-for-sale debt securities	$12,190.7	$11,993.6	$498.5	$(301.4)	$197.1

Available-for-Sale Debt Securities by Type and Credit Quality:	As of December 31, 2015
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. government and agency	$589.6	$542.0	$—	$—
State and political subdivision	537.4	510.4	—	—
Foreign government	210.4	193.9	32.5	30.1
Corporate	7,614.0	7,501.2	728.2	793.8
CMBS	681.8	654.3	2.3	2.3
RMBS	1,236.6	1,204.0	9.6	9.8
CDO/CLO	303.9	311.3	5.6	5.0
Other ABS	218.8	216.1	20.0	19.4
Total available-for-sale debt securities	$11,392.5	$11,133.2	$798.2	$860.4
Percentage of total available-for-sale debt securities	93.5%	92.8%	6.5%	7.2%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2015 in our available-for-sale debt and short-term investment portfolio were electric utilities (7.6%), banking (6.9%), oil/oil services and equipment (6.4%), insurance (3.7%) and hospital management and services (3.6%).

Realized Gains and Losses

The following table presents certain information with respect to realized gains and losses including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Gains (Losses):	For the years ended December 31,
($ in millions)	2015	2014	2013

Total other-than-temporary debt impairments	$(12.0)	$(5.6)	$(7.0)
Portion of losses recognized in OCI	(2.0)	(0.4)	(4.8)
Net debt impairments recognized in earnings	$(14.0)	$(6.0)	$(11.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	—
Foreign government	—	—	—
Corporate	(13.8)	(6.0)	(3.8)
CMBS	—	—	(2.7)
RMBS	(0.2)	—	(4.3)
CDO/CLO	—	—	(1.0)
Other ABS	—	—	—
Net debt security impairments	(14.0)	(6.0)	(11.8)
Equity security impairments	(8.8)	(2.1)	—
Limited partnerships and other investment impairments	—	—	—
Impairment losses	(22.8)	(8.1)	(11.8)
Debt security transaction gains	42.5	41.8	45.3
Debt security transaction losses	(5.0)	(17.7)	(2.2)
Equity security transaction gains	1.7	10.4	4.2
Equity security transaction losses	—	(1.0)	(3.8)
Limited partnerships and other investment transaction gains	—	—	0.8
Limited partnerships and other investment transaction losses	(7.1)	(0.7)	(4.6)
Net transaction gains (losses)	32.1	32.8	39.7
Derivative instruments	(31.1)	(20.8)	(27.7)
Embedded derivatives [1]	(3.1)	(45.9)	12.2
Assets valued at fair value	(7.9)	0.8	3.6
Net realized gains (losses), excluding impairment losses	(10.0)	(33.1)	27.8
Net realized gains (losses), including impairment losses	$(32.8)	$(41.2)	$16.0
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt and equity securities were $22.8 million in 2015, $8.1 million in 2014 and $11.8 million in 2013. The impairments were driven primarily by deterioration in issuer credit and liquidity metrics, and business outlook.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$(52.4)	$(71.4)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	(3.4)	—	(1.1)
Add: Credit losses on securities previously impaired [1]	(2.3)	—	(4.1)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	12.5	19.0	6.4
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(45.6)	$(52.4)	$(71.4)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of December 31, 2015. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 7 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	As of December 31,
($ in millions)	2015	2014

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(6.3)	(8.3)
CMBS	—	(1.2)
RMBS	(25.4)	(25.5)
CDO/CLO	(4.5)	(13.9)
Other ABS	(0.6)	(1.8)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(37.9)	$(51.8)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	As of December 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$2,742.4	$1,244.0	$971.7	$526.7
Total amortized cost	2,933.7	1,278.6	1,034.9	620.2
Unrealized losses	$(191.3)	$(34.6)	$(63.2)	$(93.5)
Number of securities [1]	753	362	237	154
Investment grade:
Unrealized losses	$(154.9)	$(25.7)	$(57.5)	$(71.7)
Below investment grade:
Unrealized losses	$(36.4)	$(8.9)	$(5.7)	$(21.8)
Available-for-sale equity securities outside closed block
Unrealized losses	$(0.4)	$(0.2)	$(0.2)	$—
Number of securities [1]	8	4	4	—
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 81.0% of the unrealized losses after offsets pertain to investment grade securities and 19.0% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	As of December 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(85.1)	$(51.9)	$(2.8)	$(30.4)
Number of securities [1]	57	46	3	8
Investment grade:
Unrealized losses over 20% of cost	$(61.5)	$(30.9)	$(2.8)	$(27.8)
Below investment grade:
Unrealized losses over 20% of cost	$(23.6)	$(21.0)	$—	$(2.6)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.3)	$(0.1)	$(0.2)	$—
Number of securities [1]	5	1	4	—
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	As of December 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$1,281.9	$556.9	$404.7	$320.3
Total amortized cost	1,392.0	581.3	433.7	377.0
Unrealized losses	$(110.1)	$(24.4)	$(29.0)	$(56.7)
Number of securities [1]	386	176	121	89
Investment grade:
Unrealized losses	$(73.3)	$(16.2)	$(22.9)	$(34.2)
Below investment grade:
Unrealized losses	$(36.8)	$(8.2)	$(6.1)	$(22.5)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.7)	$(0.3)	$(0.4)	$—
Number of securities [1]	10	6	4	—
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	As of December 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(48.4)	$(43.9)	$(2.8)	$(1.7)
Number of securities [1]	34	30	2	2
Investment grade:
Unrealized losses over 20% of cost	$(24.9)	$(20.4)	$(2.8)	$(1.7)
Below investment grade:
Unrealized losses over 20% of cost	$(23.5)	$(23.5)	$—	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.7)	$(0.5)	$(0.2)	$—
Number of securities [1]	6	3	3	—
———————

[1]	Certain securities are held in both the open and closed blocks.

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	For the years ended December 31,
($ in millions)	2015	2014	2013

Cash provided by (used for) operating activities	$(616.5)	$(500.5)	$(446.6)
Cash provided by (used for) investing activities	151.3	(244.8)	65.3
Cash provided by (used for) financing activities	644.3	700.1	632.0
Change in cash and cash equivalents	$179.1	$(45.2)	$250.7

2015 compared to 2014

Cash used for operating activities primarily consists of cash used for operating expenses and death claim payments. Cash used for operating activities increased $116.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily a result of an increase in death benefits on universal life and traditional life products. Partially offsetting this increase was lower audit and consulting fees related to the preparation of financial statements.

Cash used for investing activities decreased $396.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily a result of increased sales of available-for-sale debt securities, driven by an increase in death benefits on universal life and traditional life products. Partially offsetting this decrease was an increase in purchases of short-term investments.

Cash provided by financing activities decreased $55.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily a result of a decrease in policyholder deposits and an increase in policyholder withdrawals related to fixed index annuity products. Partially offsetting this decrease was an increase in policyholder deposits related to universal life products.

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

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of December 31, 2015 and 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets, net of contributions payable to subsidiaries) totaled $65.8 million and $78.3 million, respectively.

Sources of Cash

Dividends to Phoenix from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Phoenix Life is limited under the insurance company laws of New York, and the payment of dividends by PHL Variable is limited under the insurance company laws of Connecticut. In addition to the statutory limitations on paying dividends, the Company also considers the level of statutory capital and RBC of the entity and other liquidity requirements.

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. New York Insurance Law allows a domestic stock life insurer to distribute an ordinary dividend where the aggregate amount of such dividend in any calendar year does not exceed the greater of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of its surplus to policyholders as of the immediately preceding calendar year. The foregoing ordinary dividend can only be paid out of earned surplus, which is defined as an insurer’s positive unassigned funds, excluding 85% of the change in net unrealized gains or losses less capital gains tax for the preceding year. Under this section, an insurer cannot distribute an ordinary dividend in the calendar year immediately following a calendar year for which the insurer’s net gain from operations, not including realized capital gains, was negative. If a company does not have sufficient positive earned surplus to pay an ordinary dividend, an ordinary dividend can still be paid where the aggregate amount is the lesser of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $37.2 million in 2016. During the year ended December 31, 2015, Phoenix Life declared and paid $59.9 million in dividends. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory earnings, capital or RBC ratio in the future.

In Connecticut, without prior approval by the insurance commissioner, the aggregate amount of dividends during any twelve month period shall not exceed the greater of (i) 10% of surplus to policyholders for the preceding calendar year or (ii) net gain from operations for such year. Connecticut law states that no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without prior approval of the insurance commissioner. Based on this calculation, PHL Variable has no dividend capacity in 2016.

As of December 31, 2015, Phoenix Life and PHL Variable had $535.3 million and $209.3 million, respectively, of statutory capital, surplus and AVR. Our RBC ratio was in excess of 400% at Phoenix Life and 200% at PHL Variable. Also, during the year ended December 31, 2015, APLAR paid $10.0 million to the holding company consisting of an extraordinary dividend and a redemption of common stock.

See Notes 20 and 26 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on Phoenix Life statutory financial information, regulatory matters and dividends to the parent.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
Interest paid on senior unsecured bonds for the years ended December 31, 2015, 2014 and 2013 was $20.0 million, $20.0 million and $20.0 million, respectively. As of December 31, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million in 2032. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement whereby the subsidiaries reimburse the holding company for tax payments made on their behalf. As part of the agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. As of December 31, 2015, the Company funded the escrow with $76.2 million of assets, including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash.

•
Holding company operating expenses for the years ended December 31, 2015, 2014 and 2013 were $30.6 million, $102.6 million and $70.7 million. The expenses in 2014 and 2013 were due primarily to audit, consulting and legal expenses associated with prior restatements of the Company’s financial statements. There are expense sharing arrangements in place among the holding company and its operating subsidiaries. However, given unique circumstances regarding the historical restatement of the Company’s financial statements, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company.

The holding company also provides capital support to its operating subsidiaries. PHL Variable’s statutory capital and surplus reflects the benefit of $33.1 million and $15.0 million of capital contributions in 2015 and 2014, respectively, and Phoenix may need to make additional capital contributions in the future. The need for significant additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations through 2016 and beyond.

In 2015, 2014 and 2013, the Company did not pay any stockholder dividends.

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

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	For the years ended December 31,
($ in millions)	2015	2014	2013

Cash provided by (used for) operating activities	$(61.5)	$(143.5)	$19.8
Cash provided by (used for) investing activities	77.3	119.3	(11.6)
Cash provided by (used for) financing activities	—	—	—
Change in cash and cash equivalents	$15.8	$(24.2)	$8.2

2015 compared to 2014

Cash used for operating activities for the year ended December 31, 2015 decreased $82.0 million compared to the year ended December 31, 2014. This decrease was primarily a result of lower audit and consulting fees related to the preparation of financial statements.

Cash provided by investing activities for the year ended December 31, 2015 decreased $42.0 million compared to the year ended December 31, 2014. This decrease was primarily a result of a decrease in sales of short-term investments. Partially offsetting this decrease was an increase in dividends received from subsidiaries.

There was no cash provided by or used for financing activities in either 2015 or 2014.

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

Historically, our Life Companies have used cash flows from operations and investing activities to fund liquidity requirements. Their principal cash inflows from insurance activities come from premiums, deposits and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2015		2014
($ in millions)	Amount [1]	Percent	Amount [1]	Percent

Not subject to discretionary withdrawal provision	$413.8	7%	$465.3	7%
Subject to discretionary withdrawal without adjustment	918.9	15%	894.6	15%
Subject to discretionary withdrawal with market value adjustment	2,989.7	50%	2,646.0	44%
Subject to discretionary withdrawal at contract value less surrender charge	0.4	—%	0.7	—%
Subject to discretionary withdrawal at market value	1,673.8	28%	2,065.6	34%
Total annuity contract reserves and deposit fund liability	$5,996.6	100%	$6,072.2	100%
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

The cash values of certain individual life insurance policies increase over the lives of the policies. Policyholders have the right to borrow an amount up to a certain percentage of the cash value on those policies. As of December 31, 2015, our Life Companies had approximately $10.3 billion in cash values with respect to which policyholders had rights to take policy loans. For eligible policies, the majority of policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2015 were $2.4 billion.

Aggregate life surrenders in 2015 were 3.8% of related reserves, compared to 4.3% in 2014. Liquid assets consisting of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities accounted for 10.7% of fixed income investments at year end 2015, compared to 12.7% at year end 2014. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

The primary liquidity risks regarding cash inflows from the investing activities are default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

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

The financial strength and debt ratings as of March 11, 2016 were as follows:

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

Consolidated Financial Condition

Consolidated Balance Sheets:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014
ASSETS
Available-for-sale debt securities, at fair value	$12,190.7	$12,679.3	$(488.6)	(4%)
Available-for-sale equity securities, at fair value	182.0	179.5	2.5	1%
Short-term investments	164.8	149.7	15.1	10%
Limited partnerships and other investments	518.7	542.8	(24.1)	(4%)
Policy loans, at unpaid principal balances	2,382.5	2,352.1	30.4	1%
Derivative instruments	103.5	161.3	(57.8)	(36%)
Fair value investments	165.0	235.4	(70.4)	(30%)
Total investments	15,707.2	16,300.1	(592.9)	(4%)
Cash and cash equivalents	627.3	450.0	177.3	39%
Accrued investment income	179.2	176.7	2.5	1%
Reinsurance recoverable	590.7	559.1	31.6	6%
Deferred policy acquisition costs	941.1	848.6	92.5	11%
Deferred income taxes, net	105.5	34.2	71.3	NM
Other assets	361.7	311.3	50.4	16%
Discontinued operations assets	42.8	45.2	(2.4)	(5%)
Separate account assets	2,536.4	3,020.7	(484.3)	(16%)
Total assets	$21,091.9	$21,745.9	$(654.0)	(3%)

LIABILITIES
Policy liabilities and accruals	$12,342.7	$12,417.6	$(74.9)	(1%)
Policyholder deposit funds	4,333.2	3,955.0	378.2	10%
Dividend obligations	716.8	916.8	(200.0)	(22%)
Indebtedness	378.9	378.9	—	—%
Pension and post-employment liabilities	361.6	380.0	(18.4)	(5%)
Other liabilities	210.7	289.8	(79.1)	(27%)
Discontinued operations liabilities	37.8	40.5	(2.7)	(7%)
Separate account liabilities	2,536.4	3,020.7	(484.3)	(16%)
Total liabilities	20,918.1	21,399.3	(481.2)	(2%)

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid in capital	2,632.9	2,632.8	0.1	—%
Accumulated other comprehensive income (loss)	(266.2)	(234.4)	(31.8)	14%
Retained earnings (accumulated deficit)	(2,022.7)	(1,889.0)	(133.7)	7%
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	161.2	326.6	(165.4)	(51%)
Noncontrolling interests	12.6	20.0	(7.4)	(37%)
Total stockholders’ equity	173.8	346.6	(172.8)	(50%)
Total liabilities and stockholders’ equity	$21,091.9	$21,745.9	$(654.0)	(3%)

December 31, 2015 compared to December 31, 2014

Assets

Total assets decreased $654.0 million from December 31, 2014 to December 31, 2015. The decrease is primarily attributable to a decrease in invested assets driven by the following:

•
A decrease in available-for-sale debt securities of $488.6 million, which is driven by a decrease in market value of $504.2 million for the year primarily due to an increase in interest rates. There continue to be outflows associated with withdrawals and claim payments, that were offset by purchases from continued sales of fixed indexed annuities.

•
A decrease in derivative assets of $57.8 million for the period, primarily due to the expiration of derivatives as well as changes in the market value. The corresponding decrease in derivative liabilities is recorded within other liabilities.

•	A decrease in fair value securities of $70.4 million, primarily driven by significant disposals of investments.

•
A decrease in separate account assets of $484.3 million, primarily due to policyholder withdrawals and other fund withdrawals on existing business with insignificant market performance during the year.

The decrease in assets is partially offset by the following:

•	An increase in cash and cash equivalents of $177.3 million, which is driven by sales of investments close to the end of the year.

•	An increase in other assets of $50.4 million, which is driven primarily by a tax receivable of $23.0 million that was a payable of $16.4 million at December 31, 2014 recorded within other liabilities.

•
An increase in the DAC asset of $92.5 million, which is driven primarily by an increase of $82.9 million in the shadow component from unrealized losses on investments in the period. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2015	2014	2015 vs. 2014

Variable universal life	$117.9	$120.3	$(2.4)	(2%)
Universal life	140.4	129.0	11.4	9%
Variable annuities	61.2	62.4	(1.2)	(2%)
Fixed annuities	286.6	220.9	65.7	30%
Traditional life	335.0	316.0	19.0	6%
Total deferred policy acquisition costs	$941.1	$848.6	$92.5	11%

Liabilities and Stockholders’ Equity

Total liabilities decreased $481.2 million from December 31, 2014 to December 31, 2015. The decrease is primarily attributable to the following:

•
A decrease in policy liabilities and accruals of $74.9 million, which is driven primarily by a decrease in reserves in the closed block as the block continues to decline and a decrease in the shadow liabilities from unrealized losses on investments in the period that were both offset by continued increases in the PFBL liability and higher levels of outstanding claims at the end of the period as a result of worse mortality.

•
A decrease in dividend obligations of $200.0 million, which is driven primarily by a reduction of $241.4 million in the unrealized gains on the assets supporting the closed block, which are included in the dividend obligation.

•
A decrease in other liabilities of $79.1 million, which is driven primarily by a decrease of $36.3 million in derivative liabilities consistent with the decrease in derivative assets, and a decrease in taxes payable which were $16.4 million at December 31, 2014 and were a receivable of $23.0 million at December 31, 2015 and recorded in other assets.

•	A decrease in separate account liabilities of $484.3 million, consistent with the decrease in separate account assets.

The decrease in liabilities is partially offset by the following:

•
An increase in policyholder deposit funds of $378.2 million, which is driven primarily by continued sales of the fixed indexed annuity products as illustrated in the table in the next section entitled “Annuity Funds on Deposit.”

Total stockholder’s equity decreased $172.8 million from December 31, 2014 to December 31, 2015. The decrease is primarily attributable to the following:

•	A net loss for 2015 that increased the accumulated deficit by $133.7 million.

•	An increase in accumulated other comprehensive loss (“AOCI”) of $31.8 million. The loss is driven by unrealized losses on investments during the period.

Funds on Deposit

Annuity Funds on Deposit:	For the years ended December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$5,674.5	$5,502.4	$5,042.1
Deposits	703.9	770.9	682.9
Performance and interest credited	44.0	213.5	525.4
Fees	(74.6)	(72.1)	(70.5)
Benefits and surrenders	(708.5)	(740.2)	(677.5)
Balance, end of period	$5,639.3	$5,674.5	$5,502.4

2015 compared to 2014

Annuity funds on deposit decreased $35.2 million during the year ended December 31, 2015 compared to an increase of $172.1 million for the year ended December 31, 2014. The reduction was driven primarily by continued surrenders and worse market performance in the variable annuity products, and lower fixed indexed annuity deposits.

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

Variable Universal Life Funds on Deposit:	For the years ended December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$1,062.6	$1,089.3	$1,014.3
Deposits	67.0	70.1	75.4
Performance and interest credited	(3.8)	59.9	182.5
Fees and COI	(68.9)	(70.7)	(74.4)
Benefits and surrenders	(82.7)	(86.0)	(108.5)
Balance, end of period	$974.2	$1,062.6	$1,089.3

2015 compared to 2014

Variable universal life funds on deposit decreased $88.4 million for the year ended December 31, 2015 compared to an increase of $26.7 million for the year ended December 31, 2014. The decrease is driven primarily by worse market performance in 2015 compared to 2014. Benefits and surrenders, fees and COIs, and deposits remain consistent for the comparable periods.

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

Universal Life Funds on Deposit:	For the years ended December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$1,781.9	$1,818.2	$1,837.9
Deposits	372.7	338.7	361.5
Interest credited	71.1	71.0	75.2
Fees and COI	(347.2)	(348.9)	(356.0)
Benefits and surrenders	(100.7)	(97.1)	(100.4)
Balance, end of period	$1,777.8	$1,781.9	$1,818.2

2015 compared to 2014

Universal life funds on deposit decreased $4.1 million during the year ended December 31, 2015 compared to a decrease of $36.3 million for the year ended December 31, 2014. The decrease year over year is driven primarily by overall inforce declines. Benefits and surrenders, fees and COIs, and interest credited remain consistent for the comparable periods.

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

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:	As of December 31, 2015
($ in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$857.5	$27.9	$55.8	$55.8	$718.0
Operating lease obligations	6.0	0.8	1.7	0.8	2.7
Other purchase liabilities [1]	116.4	50.3	59.7	5.2	1.2
Policyholder contractual obligation [2]	40,248.0	2,122.9	4,044.5	3,902.4	30,178.2
Total contractual obligations [3]	$41,227.9	$2,201.9	$4,161.7	$3,964.2	$30,900.1
Commercial Commitment Expirations
Other commercial commitments [4]	$459.0	$217.5	$123.1	$97.8	$20.6
Total commercial commitments	$459.0	$217.5	$123.1	$97.8	$20.6
———————

[1]
Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount includes no expected pension contribution in 2016. See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on pension and other post-employment benefits.

[2]
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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, policy liabilities and accruals are recorded on the consolidated balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2015 consolidated balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

[3]
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

[4]
Other commercial commitments relate to agreements to fund limited partnerships and private placement investments. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Obligations Related to Pension and Post-Employment Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $5.0 million, $14.1 million and $14.4 million for 2015, 2014 and 2013, respectively.

We have three defined benefit plans. The employee pension plan (“Employee Plan”) provides benefits not to exceed the amount allowed under the Internal Revenue Code. Two supplemental plans (“Supplemental Plans”) provide benefits in excess of the Employee Plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under these defined benefit plans were frozen.

We have historically provided certain health care, dental and life insurance benefits (“Other Post-Employment Benefits Plan”) for eligible retired employees. In December 2009, we announced the decision to eliminate retiree medical coverage for active employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet certain other defined criteria to receive benefits.

In addition, the cap on the Company’s contribution of retiree medical costs for retirees under the age of 65 was reduced beginning with the 2011 plan year. In October 2012, we announced that effective January 1, 2013, the Company’s contribution for pre-65 retiree medical and for post-65 retiree medical was reduced per covered member.

In October 2015, we announced that retiree medical benefits were eliminated for grandfathered active employees who had not met the criteria to retire as of March 31, 2016. In addition, we announced that effective January 1, 2016, the Company’s contribution for pre-65 retiree medical and for post-65 medical was further reduced per covered member.

These decisions affected retiree medical contributions for both past service and active employees. Curtailments and plan amendments were recognized as a result of the plan changes.

Employee Pension Plan

The employee pension plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2015.

The funded status of the qualified pension plan based on the projected benefit obligations for the years ended December 31, 2015 and 2014 are summarized in the following table:

Qualified Employee Pension Plan Funded Status:	As of December 31,
($ in millions)	2015	2014

Fair value of plan assets, end of period	$493.4	$540.4
Benefit obligation, end of period	672.5	714.9
Benefit obligations, end of period	$(179.1)	$(174.5)

To meet the above funding objectives, we made contributions to the pension plan totaling $0 and $11.8 million during 2015 and 2014, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in September of 2014, which resulted in the Company not making any further contributions for the remainder of 2014. We expect to make no contributions over the next 12 months.

The changes in the projected benefit obligations of the employee plan at December 31, 2015 as compared to December 31, 2014 were principally the result of actuarial gains due to assumption changes.

Supplemental Plans

The Supplemental Plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments to retirees as they become due under these plans from cash-flow from operations. The projected benefit obligations as of December 31, 2015 and 2014 were $142.7 million and $153.7 million, respectively.

The changes in the projected benefit obligations of the supplemental plans at December 31, 2015 as compared to December 31, 2014 were principally the result of actuarial gains due to assumption changes.

Other Post-Employment Benefit Plan

The Post-Employment Benefit Plan is unfunded and had projected benefit obligations of $22.9 million and $33.4 million as of December 31, 2015 and 2014, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

The changes in the benefit obligation were principally due to the curtailment and plan amendment.

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

We have agreements with certain of our employees that provide for additional retirement benefits. In the year ended December 31, 2015, the estimated liability for these benefits was $16.9 million.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services which are disclosed in Note 23 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2015, five major reinsurance companies account for approximately 68% of the reinsurance recoverable.

Statutory Capital and Surplus and Risk-Based Capital

As a result of discussions with its regulators related to the intercompany reinsurance treaty between Phoenix Life and PHL Variable executed in the second quarter of 2015, the Company’s operating subsidiaries were de-stacked, effective July 1, 2015. The impact of the de-stack on Phoenix Life’s capital and surplus was $262.2 million, which included $228.2 million for the reduction in subsidiary investment and $34.0 million for the related decrease in admitted deferred tax assets.

Phoenix Life’s statutory basis capital and surplus (including AVR) decreased from $752.2 million at December 31, 2014 to $535.3 million at December 31, 2015. Prior to the de-stacking, Phoenix Life’s surplus decreased as a result of the $48.5 million COI settlement in the first quarter of 2015, and increased $153.5 million as a result of the execution of an intercompany reinsurance treaty in the second quarter of 2015. In the third quarter, Phoenix Life’s surplus decreased by $262.2 million as a result of the de-stacking. During 2015, Phoenix Life also declared and paid $59.9 million of dividends to Phoenix.

PHL Variable’s statutory basis capital and surplus decreased from $213.7 million at December 31, 2014 to $209.3 million at December 31, 2015. Reductions in surplus were driven primarily by worse than expected mortality in the universal life business and the impact of PHL Variable’s $36.4 million portion of the COI settlements in the first quarter of 2015. The reductions in PHL Variable’s surplus were partially offset by the increase in surplus of $52.5 million as a result of the execution of the intercompany reinsurance treaty in the second quarter and $33.1 million in capital contributions from Phoenix.

The Company’s insurance companies’ states of domicile require reporting of RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items taking into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The insurance laws give the states explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.

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

All of the Company’s statutory subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. As of December 31, 2015 and 2014, Phoenix Life’s RBC was in excess of 400% of Company Action Level (“CAL” or the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators), PHL Variable RBC was 200% of CAL, and each of its other insurance subsidiaries were at least 200%.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

To address the material weaknesses described below, the Company performed additional analysis and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by or under the supervision of the Company’s principal executive and principal financial officers or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has concluded that as of December 31, 2015, the material weaknesses in internal control over financial reporting described below have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls.

The Company did not maintain effective controls in the financial reporting process related to the communication of information relevant to, and the formal documentation of the Company’s accounting policies. In addition, the following material weaknesses in internal control over financial reporting have been identified and included in management’s assessment as of December 31, 2015:

1.	Actuarial Finance and Valuation - The Company did not maintain effective controls over the actuarial process. Specifically:

•	The Company did not maintain effective controls over key actuarial models, spreadsheets and certain key reports to ensure the reliability of data, assumptions and valuation calculations.

•	The Company did not maintain effective systems and controls to appropriately measure actuarially derived balances for its fixed indexed annuity products.

2.	Investments - The Company did not maintain effective controls over certain investment processes. Specifically:

•	The Company did not maintain effective controls over internally priced securities, including private placement debt and equity securities.

•
The Company did not maintain effective controls over determining the appropriate accounting method for other invested assets (“OIA”), including limited partnerships and limited liability company investments, or for determining the appropriate accounting for investee transactions.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of management’s internal control over financial reporting as of December 31, 2015. This report states that internal control over financial reporting was not effective and appears on page 80 of this Annual Report on Form 10-K.

(c)    Changes in Internal Control Over Financial Reporting

The Company has made significant improvements related to internal control over financial reporting. These improvements include strengthened financial skills and capabilities, enhanced risk assessment procedures, strengthened financial control governance, improved procedures over financial reporting and disclosures, and improved monitoring functions such as Internal Audit.

As of December 31, 2015, the Company completed its remediation initiatives related to the following previously identified material weaknesses in the below list of categories:

Financial Reporting

•	Ineffective controls over the processing of journal entries and the preparation and review of account reconciliations. Principally, the remediation efforts included:

◦
Completed the risk assessment process whereby the relevant financial statement assertions and risks were identified, gaps were assessed, and new controls were designed and implemented to ensure that the relevant risks are addressed by the controls in the process.

◦
Designed and implemented new controls and enhanced existing controls in multiple processes that are part of the financial close and recording of journal entries that include levels of review at the appropriate precision and by personnel with the appropriate experience.

◦
The Company made revisions to the balance sheet account reconciliation policy to better align the reconciliation controls with the risks that the Company identified both in the financial statements and the reconciliation process.

•	Insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements. Principally, the remediation efforts included:

◦
The Company has hired both staff and management within Corporate Finance and other parts of the organization that have background and experience in U.S. GAAP accounting, life insurance accounting, and SEC financial reporting requirements.

◦	Implemented controls to periodically assess the sufficiency of GAAP resources commensurate with the Company’s financial reporting requirements.

Actuarial Finance and Valuation

•	Ineffective controls over the review and approval of assumptions used in the determination of actuarially derived insurance policy liability estimates. Principally, the remediation efforts included:

◦	Designed and implemented controls over the assumption setting process, including risk assessment, peer review and governance controls.

◦	Designed and implemented controls over the reliability of data used in the assumption setting process.

◦
Designed and implemented review and approval controls for the assumptions used in the determination of actuarially derived insurance policy liability estimates. Ineffective controls over the application of U.S. GAAP to universal life reserves. Principally, the remediation efforts included:

◦	Documented critical accounting policies as well as designed and implemented controls over changes to those policies relative to the application of U.S. GAAP for its universal life reserves.

Investments

•	Ineffective controls over the recognition and measurement of impaired investments. Principally, the remediation efforts included:

◦	Implemented controls over identification and measurement of impaired investments.

◦	Enhanced communication between Corporate Finance and the Investment Department in order to facilitate accurate and timely impairment analysis.

◦	Implemented controls to address the completeness and accuracy of cash flows projections and private securities watch list.

•
Ineffective controls over the recognition and measurement of certain elements of net investment income as well as identifying embedded derivatives related to structured securities. Principally, the remediation efforts included:

◦	Implemented additional process level controls to address net investment income recognition and measurement.

◦	Established process level controls to identify and evaluate securities with attributes of embedded derivatives.

•	Ineffective controls over classification in the fair value hierarchy disclosure. Principally, the remediation efforts included:

◦	Enhanced accounting policy to define the application of the fair value hierarchy.

◦	Implemented controls to evaluate the inputs, assumptions and valuation techniques for investment valuation received from third party pricing services.

◦	Implemented controls to review the compilation of fair value hierarchy disclosures in compliance with the accounting policy.

•	Ineffective controls over the recognition and measurement of counterparty non-performance risk on non-collateralized derivatives. Principally, the remediation efforts included:

◦	Established an accounting policy to reflect the risk of counterparty non-performance in the Company’s estimates of derivative fair value.

◦	Implemented controls over the inputs, methodology, and calculation of the valuation adjustment for counterparty non-performance risk.

Reinsurance Accounting

•	Ineffective controls over the analysis, documentation and review of the U.S. GAAP accounting for complex reinsurance transactions at inception. Principally, the remediation efforts included:

◦	Completed the risk assessment and designed and implemented new controls over the appropriate accounting treatment for new reinsurance treaties.

Pensions

•
Ineffective controls over the valuation of pension assets and liabilities, including oversight of third-party vendors, and the completeness and accuracy of census data. Principally, the remediation efforts included:

◦
Completed the risk assessment and designed and implemented new controls around the reconciliation of pension assets and valuation of the liabilities, enhanced the design of controls over the census data files to operate at appropriate precision and designed and implemented new controls around information provided to and received from third-party vendors.

Limited Partnerships and Other Investments Taxable Income Reporting

•	Ineffective controls over the completeness and accuracy of taxable income reporting for limited partnership and other investments:

◦	Completed the risk assessment and designed and implemented new controls around the completeness and accuracy of taxable income reporting for limited partnership and other investments.

◦	Enhanced review procedures related to partnership K-1s, including controls designed and implemented to detect the omission of taxable income from the partnership and other invested asset portfolio.

Cash flows and changes in classifications

•	Ineffective controls over the presentation of cash and cash flows. Principally, the remediation efforts included:

◦	Completed the risk assessment and designed and implemented controls that operate at appropriate precision and are performed by individuals with the appropriate level of experience.

◦	The Company designed and implemented controls over the accuracy and completeness of data sources that are used as inputs to the statement of cash flows.

Access to applications and data

•
Ineffective controls over the granting, removing and reviewing access to ensure appropriate segregation of duties and restricted access to programs and data. Principally, the remediation efforts included:

◦	Enhanced internal control over the request and approval of system access to key applications and system infrastructure.

◦	Implemented monitoring controls to validate appropriate granting and removal of access.

◦	Enhanced the Company’s annual access review controls.

(d)    Management’s Remediation Initiatives

In addition to the items noted above, there were other continued improvements resulting from progress made on remediation efforts related to Financial Reporting, Actuarial Finance and Valuation, and Investments. These changes to the Company’s internal control over financial reporting are in progress and as of the fourth quarter of 2015 did not materially affect, or are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Since the identification of the material weaknesses, management has taken steps to strengthen its finance skills, capabilities, processes and control environment. As it works towards remediation of the material weaknesses described in “Management’s Annual Report on Internal Control Over Financial Reporting” above, the Company continues to strengthen its internal controls around financial reporting processes.

The Company has planned and will implement significant measures in an effort to remediate its material weaknesses that remain as of December 31, 2015; each designed to address key risks within the organization and remediate the root cause of the identified deficiencies. We have taken, or will take, the following actions:

Financial Reporting

•	Took action to design and implement controls to facilitate timely communication between different areas of the organization, including investments, tax, actuarial, reinsurance and financial reporting.

•
The Company will further enhance the design of these controls to formalize the communication of information relevant to the Company’s accounting policies and the controls around the documentation of the relevant accounting policy conclusions.

Actuarial Finance and Valuation

•
Developed a cross-functional team which partners Actuarial Valuation with Actuarial Accounting and hired or repositioned key accounting and actuarial personnel with extensive U.S. GAAP and public accounting and controls experience to assist in valuation, performance and ongoing training of actuarial related control activities and to lead remediation initiatives.

•
The Company has performed a comprehensive risk assessment across all products and in aggregate across the Company, based on materiality and other qualitative factors, and will either (i) redesign the process and the associated controls or (ii) identify additional process-level controls in place to mitigate financial statement risks and control the overall actuarial environment.

•
The Company continues to assess technological solutions and/or upgrade technology designed to simplify and control data and information and appropriately implement methodologies and assumptions specifically for the following:

◦	Ongoing implementation of a new fixed indexed annuity valuation and projection system,

◦	Planning and assessing the implementation of new valuation and projection systems for each of the Company’s product lines,

◦	Redesigning certain highly manual processes to ensure adequacy of controls and sustainability,

◦	Automation and movement of certain controls from within the business to Information Technology.

•
The Company will further enhance communication with Corporate Finance, Pricing Actuaries, Investment Accounting and Information Technology to ensure timely and accurate information is provided and received as it relates to complex transactions, new product development, and the overall accuracy of financial reporting.

•	The Company has partially designed and is in the process of implementing new policies and/or governance controls, including change management, data/models and spreadsheets.

•
The Company has partially designed and is in the process of implementing process-level and monitoring/review controls including the design or redesign of analytics which ensure the reliability of key data, assumptions, methodologies, and valuation calculations.

Investments

•
Assessed the current state for internally priced securities and accounting for other invested assets. The Company took action to design new processes and controls to address deficiencies, including strengthening the close process, enhancing validation of valuation inputs, and improving oversight of third-party information.

Internally priced securities

◦
Designed and implemented certain controls over internally priced private placement debt, including review of the accuracy of pricing matrix model inputs, pricing inputs received from third parties, and internally developed credit ratings.

◦	Designed and implemented certain controls to review and analyze valuation from direct investment sponsor funds.

◦
The Company will further evaluate the design of controls as well as consider the implementation of additional controls over private valuation inputs to address unremediated risks and demonstrate consistent performance of those controls.

Other Invested Assets

◦	Designed a new process to evaluate accounting for new OIA investments and implemented enhanced review controls over the resulting accounting conclusions.

◦
The Company will further evaluate the design of controls over accounting for OIA investments as well as consider the implementation of additional controls to address unremediated risks and demonstrate consistent performance of those controls.

We anticipate devoting significant resources toward our remediation efforts described above in order to make substantial progress in the remediation of our material weaknesses. Actuarial Finance and Valuation will take additional time and resources to remediate due to the complexity and nature of the products. While these efforts are underway, we are relying on a comprehensive set of manual procedures to help confirm the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Phoenix Companies, Inc.:

We have audited The Phoenix Companies Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the communication of information relevant to, and the formal documentation of the Company’s accounting policies, ineffective controls over the actuarial process, and ineffective controls over certain investment processes have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015 of The Phoenix Companies, Inc. and subsidiaries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, The Phoenix Companies, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
March 15, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The following individuals serve as directors of the Company. All ages are as of March 15, 2016.

Martin N. Baily
Age: 71
Director since: 2005
Committees: Finance/Investment/Policyholder Affairs Committees (Chair); Executive Committee; Governance/Nominating Committee
Experience: Mr. Baily has been a Senior Fellow at the Brookings Institution since 2007. He also has been a Senior Advisor to McKinsey & Company since 2002. He also has been a Senior Advisor to Albright Stonebridge Group since 2013. He was a Senior Fellow at the Peterson Institute for International Economics from 2001 to 2007, Chairman and a Cabinet Member of the President’s Council of Economic Advisors from 1999 to 2001, and a Principal of McKinsey & Company from 1996 to 1999.
Qualifications: Mr. Baily holds a Ph.D. in economics from Massachusetts Institute of Technology and has expertise in the field of finance through work in the private sector and government.

Arthur P. Byrne
Age: 70
Director since: 2000 (for Phoenix Life since 1997)
Committees: Audit Committee; Compensation/Human Resources Committee
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

Sanford Cloud Jr., Esq.
Age: 71
Director since: 2001
Committees: Compensation/Human Resources Committee (Chair); Executive Committee; Governance/Nominating Committee
Experience: Mr. Cloud has served as Chairman of the Board of Directors of the UConn Health Center since 2011 and a member of the Board of Trustees of the University of Connecticut also since 2011. He also has served as Chairman and Chief Executive Officer of The Cloud Company, LLC since 2005, Chairman of The Connecticut Health Foundation since 2010 and a Trustee of Eversource Energy since 2000. Previously, Mr. Cloud served as non-executive Chairman of Ironwood Mezzanine Fund L.P, President and Chief Executive Officer of The National Conference for Community and Justice from 1994 through 2004, a partner at the law firm of Robinson & Cole LLP from 1993 to 1994, a Vice President at Aetna, Inc. from 1986 to 1992, and a Connecticut State Senator from 1977 to 1980.
Qualifications: Mr. Cloud is an attorney who has worked in private practice, as in-house counsel, served in the state legislature, and served as a senior officer of a major insurance company and as a chief executive officer of a large not-for-profit organization.

John H. Forsgren
Age: 69
Director since: 2005
Committees: Audit Committee; Executive Committee (Chair); Compensation/Human Resources Committee
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

Ann Maynard Gray
Age: 70
Director since: 2002
Committees: Finance/Investment/Policyholder Affairs Committees; Executive Committee; Governance/Nominating Committee (Chair)
Experience: Ms. Gray has served as a director of Duke Energy Corporation since 1994 and as chairman from 2014 to 2015. She was President of the Diversified Publishing Group of Capital Cities/ABC, Inc. from 1991 to 1998.
Qualifications: Ms. Gray has many years of experience in finance and marketing functions, as well as the experience of having presided over a major division of a public company.

Andrew J. McMahon
Age: 48
Director since: 2015
Committees: Audit Committee; Finance/Investment/Policyholder Affairs Committees
Experience: Mr. McMahon founded Vitae Analytics, Inc., a big data analytics firm focused on insurance and asset management domains, in 2014. Previously, he was with AXA from 2005 to 2013, including as president and a board member of AXA Equitable Life Insurance Company, an AXA Global Life and Savings Board member, head of the Wealth Management and Financial Protection Businesses, chairman of AXA Advisors, and head of the Strategic Initiatives Group. Earlier in his career, he was principal at McKinsey & Company, Inc. from 1997 to 2005 and held various roles at General Electric Company from 1989 to 1996. Mr. McMahon has been a member of the Fairfield University Board of Trustees since 2010.
Qualifications: Mr. McMahon spent several years of his career in the life insurance industry and has many years of experience in finance.

Westley V. Thompson
Age: 61
Director since: 2014
Committees: Finance/Investment/Policyholder Affairs Committees; Audit Committee
Experience: Mr. Thompson was employed by Sun Life Financial U.S. from 2008 to April 2014, serving as President from January 2010 to April 2014 and President of Sun Life U.S. Operations from October 2008 to January 2010. Prior to joining Sun Life Financial U.S., Mr. Thompson worked for Lincoln Financial Group from January 1998 to September 2008.
Qualifications: Mr. Thompson spent his entire career in the life insurance industry. Over the course of his career, he has worked in and with city and state government.

James D. Wehr
Age: 58
Director since: 2009
Committees: Executive Committee
Experience: Mr. Wehr has served as President and Chief Executive Officer (“CEO”) of The Phoenix Companies, Inc. since 2009. He was Senior Executive Vice President and Chief Investment Officer from 2007 to 2009, Executive Vice President and Chief Investment Officer from 2005 to 2007, Senior Vice President and Chief Investment Officer of the Company and Phoenix Life from 2004 to 2005, and Senior Managing Director and Portfolio Manager at Phoenix Investment Partners (now Virtus Investment Partners, Inc.) from 1995 through 2003. Mr. Wehr joined Phoenix in 1981 and held a series of increasingly senior investment positions, including credit research, trading and portfolio management prior to 1995.
Qualifications: Mr. Wehr has investment management expertise and served in several executive roles prior to becoming a chief executive officer.

Arthur F. Weinbach
Age: 72
Director since: 2008
Committees: Audit Committee (Chair); Compensation/Human Resources Committee; Executive Committee
Experience: Mr. Weinbach has served as Chairman of CA Technologies since 2010 and as Director since 2008. He was Chairman of Broadridge Financial Solutions, Inc. from 2010 until he retired in 2011 and was executive Chairman from 2007 to 2010. He also was associated with Automatic Data Processing, Inc. (ADP) from 1980-2007, serving as Chairman and Chief Executive Officer, retiring as Chief Executive Officer in 2006 and retiring as Chairman in 2007.

Board Composition Changes

On May 4, 2015, Augustus K. Oliver, II, who served as a director of the Company since 2008, withdrew his name as a nominee for election as a director at the 2015 Annual Meeting of Shareholders held on May 14, 2015. Mr. Oliver served as a director, member of the Audit Committee and Executive Committee and Chairman of the Finance Committee until the 2015 Annual Meeting.

On July 15, 2015, The Phoenix Companies, Inc. Board of Directors (the “Board”) elected Mr. Andrew J. McMahon as a director of the Company, effective July 16, 2015. Mr. McMahon was appointed to serve on the Board’s Audit Committee and Finance Committee.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 15, 2016.

JAMES D. WEHR, age 58, has been President and CEO since April 2009. Previously, Mr. Wehr served as Senior Executive Vice President and Chief Investment Officer of the Company since February 2007, Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, Mr. Wehr was Senior Managing Director and Portfolio Manager at Phoenix Investment Partners (now Virtus Investment Partners, Inc.) from 1995 through 2003. Mr. Wehr joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

JODY A. BERESIN, age 58, has been Executive Vice President and Chief Administrative Officer since July 2014 and is responsible for Human Resources, Corporate Communications, Information Technology and Corporate Services. Previously, Ms. Beresin served as Senior Vice president, Administration, since November, 2012. She assumed leadership in Human Resources in January 2004 after serving as a Vice President, Corporate Communications, since February 2003. Ms. Beresin joined the Company in 1994 as Director of Corporate Communications and served in increasingly senior positions that included public relations, internal communications, marketing and advertising.

THOMAS M. BUCKINGHAM, age 39, has been Executive Vice President, Product and Operations since November 2012. Mr. Buckingham is responsible for all product- and service-related functions including product development, implementation and management as well as operations. Mr. Buckingham joined Phoenix as an actuarial assistant in 1999 and served in increasingly senior corporate, product development and operational positions. He also has worked in Strategic Development and as Chief of Staff to the CEO. He served as Senior Vice President, Product Implementation and Operations, prior to being promoted to his current role.

EDWARD W. CASSIDY, age 55, has been Executive Vice President, Distribution since May 2007, and the Managing Principal of Saybrus Partners, Inc., a Phoenix subsidiary, since 2009. Prior to joining the Company in 2006, Mr. Cassidy had been Senior Vice President of Principal Financial Group with responsibility for the oversight of the individual life insurance business, including product development, marketing, underwriting and risk management. Prior to that, Mr. Cassidy spent 15 years at Travelers Life and Annuity Company, where he held a variety of senior distribution positions and, ultimately, as president of Travelers Life Division.

BONNIE J. MALLEY, age 55, has been Executive Vice President and Chief Financial Officer (“CFO”) since November 2012. Previously, Ms. Malley served as Executive Vice President and Chief Administrative Officer of the Company since 2008. Prior to that, Ms. Malley served as the head of Human Resources since August 2002 and, in the ensuing years, added other administrative functions. Ms. Malley served as Senior Vice President and Chief Accounting Officer since 2001 and Vice President, Corporate Finance since 1998. Ms. Malley joined the Company in 1985 as a staff auditor within the securities accounting and investment accounting functions.

ERNEST M. MCNEILL JR., age 51, has been Senior Vice President and Chief Accounting Officer since August 2014. Mr. McNeill is responsible for a number of Corporate Finance functions including GAAP Accounting, Expense Management, Statutory Accounting, Accounting Operations, Corporate Tax, and Investment Accounting. Prior to joining Phoenix, he most recently served as senior vice president, Corporate Accounting, for the financial services businesses of Fidelity Investments. Previously, he held various senior finance roles at The Hartford Financial Services Group including serving as chief accounting officer, Hartford Life, Inc., and as vice president and director, The Hartford Investment Management Company.

JOHN T. MULRAIN, age 66, has been Executive Vice President, General Counsel and Secretary since February 2011. Previously, Mr. Mulrain served as Senior Vice President, General Counsel and Secretary of the Company since June 2009 with responsibility for all legal functions, including corporate compliance and corporate secretary duties. Prior to that Mr. Mulrain served as Vice President and Counsel, focusing primarily on legal issues relating to investments and portfolio management. Prior to joining the Company, he was counsel at Connecticut Mutual Life and a partner at the law firm of Shipman & Goodwin.

CHRISTOPHER M. WILKOS, age 58, has been Executive Vice President and Chief Investment Officer since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997. Prior to joining the Company, Mr. Wilkos was Vice President, Portfolio Strategy, at Connecticut Mutual Life.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our Common Stock. Based on our records and on information provided by our directors and our executive officers, we believe that during the fiscal year ending December 31, 2015, all of our directors and executive officers timely met such filing requirement, except that one Form 4 reporting an exempt grant of restricted stock units (“RSUs”) was not timely filed during such period for James Wehr, Bonnie Malley, Christopher Wilkos, Edward Cassidy, Thomas Buckingham, John Mulrain, Ernest McNeill, and Jody Beresin, each of whom is a current executive officer of the Company, and for Peter Hofmann and Mark Griffin, each of whom is no longer an executive officer or employee of the Company. All such Forms 4 for our current executive officers were filed promptly upon learning of this error.

Code of Ethics

We have adopted a written Code of Conduct that is applicable to all our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct governs and strengthens our commitment to our shareholders, customers, corporate citizenship and employees, and to ethics and compliance. The Company is committed to the highest standards of legal and ethical conduct in all of our business dealings, and the Code of Conduct represents a compilation of certain key policies, standards and guidelines which guide our business activities to ensure we uphold these standards. The Code of Conduct covers all areas of professional conduct, including, among others, conflicts of interest, corporate opportunities, insider trading (including hedging and pledging of Company securities (see Anti-Hedging Policy and Anti-Pledging Policy for more detail on the policies), confidentiality, protection and use of Company property, customer complaints, fraud, compliance with legal and regulatory requirements, equal opportunity, sexual harassment, workplace safety and code compliance. All of our directors, officers and employees are required to abide by our Code of Conduct. Employees are required to report suspected violations of the Code of Conduct. The Code of Conduct is available on our web site at www.phoenixwm.com in the Investor Relations section, under the heading “Corporate Governance.” We intend to post any amendments to, or waivers of, the Code of Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer on our web site. Copies of our Code of Conduct may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Corporate Governance - Audit Committee

The Company has a separately designated Audit Committee established in accordance with the Exchange Act. The Audit Committee is comprised of Arthur F. Weinbach (Chair), Arthur P. Byrne, John H. Forsgren, Andrew J. McMahon and Westley V. Thompson. Mr. Oliver served on the Audit Committee until his Board service ended on May 14, 2015.

The Board has determined that all of the members of the Audit Committee are “financially literate” within the meaning of the listing standards of the New York Stock Exchange (“NYSE”). The Board has further determined that Mr. Arthur P. Byrne has qualified as an “audit committee financial expert” within the meaning of the SEC’s regulations and that Mr. Byrne is independent, as independence for audit committee members is defined in applicable NYSE rules.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis (the “CD&A”) provides an overview of our executive compensation programs, describes the material factors underlying the 2015 compensation provided to our named executive officers (the “NEOs”), and explains the information presented in the tables that follow this CD&A.

The NEOs for fiscal 2015 were:

•	James D. Wehr, President and CEO

•	Bonnie J. Malley, Executive Vice President and CFO

•	Thomas M. Buckingham, Executive Vice President, Product and Operations

•	Edward W. Cassidy, Executive Vice President, Distribution

•	Christopher M. Wilkos, Executive Vice President and Chief Investment Officer

•	Peter A. Hofmann, Former Executive Vice President, Strategy and Business Development (see Note 13 in Summary Compensation Table)

Business and Organizational Background

Phoenix is a holding company incorporated in Delaware. Our operating subsidiaries provide life insurance and annuity products through independent agents and financial advisors. Our principal insurance company subsidiaries are Phoenix Life, domiciled in New York, and PHL Variable, domiciled in Connecticut. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options. As of December 31, 2015, we had $91.5 billion of gross life insurance in force and $5.6 billion of annuity funds under management.

In 2015, 97% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 96% of those sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus.

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

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015 the merger was approved by Phoenix shareholders. The transaction remains subject to regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly-owned subsidiary of Nassau.

Compensation Overview for 2015

Our philosophy and approach to executive compensation is to strongly align pay with performance. In 2015, the Committee approved financial measures used in our annual and long-term plans that best focus executives and employees on key business priorities aligned with shareholder interests.

The financial measures used in our 2015 annual incentive plan represent a balanced scorecard approach with emphasis on sustainable growth and a healthy balance sheet. These financial measures included:

•	Change in Surplus, an earnings measure widely viewed as an indicator of financial strength and flexibility;

•	Adjusted Risk Based Capital (“RBC”), an important measure of capital adequacy used by regulators and rating agencies;

•	Saybrus EBITDA, a profitability and growth measure for a key business priority area;

•	Contribution Dollars, a measure of new business profitability; and

•	Expense Management, a new measure for the 2015 plan and a key area of focus for 2015.

The measures used in our 2015-2017 long-term incentive plan (“LTI”) align incentive compensation with a common set of performance measures focused on driving profitable growth, maintaining a healthy balance sheet and creating shareholder value.

•	Relative Total Shareholder Return (“rTSR”), a comprehensive measure of the Company’s ability to generate returns for shareholders, relative to other companies.

•	Two financial measures also used in the 2015 annual incentive plan, Change in Surplus and Adjusted RBC.

•	Time-vested RSUs designed to pay out in actual shares of stock.

Summary of 2015 Changes to Compensation Levels

Pay Adjustments

Our CEO’s and other NEOs’ target compensation levels, except for Mr. Cassidy’s, were unchanged from 2014 levels.

Mr. Cassidy’s target total direct compensation for 2015 was 8% higher than for 2014. This was due to increases in his targets for sales commissions and Saybrus Profit Sharing due to projected growth in sales and EBITDA. Mr. Cassidy’s base salary, Phoenix Profitability Incentive, and LTI target were unchanged in 2015. For more information on Mr. Cassidy’s elements of compensation, see 2015 Saybrus Annual Incentive Plan and Grants of Plan-Based Awards.

Objectives of Executive Compensation Program

The design and objectives of our executive compensation program are based on a pay for performance philosophy in which variable, performance-based incentives directly align with our strategic goals and represent a significant component of an executive’s compensation opportunity.

•
Link compensation to performance results. The program is weighted in favor of incentive pay, in the form of annual and long-term performance incentives, to motivate and reward the creation of shareholder value.

•
Align the interests of our NEOs and shareholders. The program is designed to reward our NEOs when their performance produces profitable growth and improved returns. The business goals used for determining annual and long-term incentive awards are based on financial and operational measures directly aligned with the business strategy. These measures of success create a close alignment between the interests of our NEOs and our shareholders.

•
Attract, motivate, and retain high caliber leadership by providing competitive compensation opportunities. The program assesses total compensation opportunities against peer companies to attract and retain executives with the experience and talent required to achieve our strategic objectives.

2015 Say on Pay Vote

At the 2015 Annual Meeting held on May 14, 2015, shareholders had the opportunity to vote, on a nonbinding, advisory basis, on the compensation of our NEOs as disclosed in our April 2, 2015 Proxy Statement (“Say on Pay”). At that time, 77% of votes cast by shareholders were in favor of our Say on Pay resolution. The Compensation Committee considers shareholder feedback as it designs compensation programs.

Effective Corporate Governance Practices

WHAT WE DO	WHAT WE DO NOT DO
- Pay for performance	- Provide employment agreements to NEOs
- Maintain performance-based variable compensation	- Permit hedging or pledging of Company securities
- Maintain stock ownership guidelines	- Reprice equity awards
- Limit perquisites	- Gross up for excise taxes upon a change-in-control
- Apply clawback policy to broader group and all incentive plans	- Gross up for income taxes on executive perquisites or benefits

- Utilize double-trigger change-in-control provisions
- Engage an independent compensation consulting firm
- Maintain dialog with shareholders and consider feedback into incentive plan design

Pay Mix

We heavily weight the compensation for NEOs, who bear the most responsibility for our performance, toward at-risk variable compensation (annual and long-term incentives). Actual amounts earned by NEOs may differ from targeted amounts based upon the Company’s actual performance as it compares to multiple performance measures that are closely aligned with our business objectives. In 2015, pay mix consisted of base salary, an annual incentive award or awards and an LTI grant.

The annual incentives and LTI grants, which are performance-based and subject to the achievement of pre-defined performance targets, made up 75% of our CEO’s target pay, and, on average, 63% of the target pay of our other NEOs in 2015.

Process for Determining NEO Compensation

Board of Directors and Compensation Committee

The Board is responsible for reviewing the performance of, and approving compensation awarded to, the CEO. This process is conducted annually, or whenever a CEO change occurs, based in part upon recommendations from the Compensation Committee.

The Compensation Committee is responsible for reviewing the performance of, and approving compensation awarded to, all other NEOs. This assessment is done annually, or whenever changes in NEO leadership occur, based in part upon recommendations from the CEO.

Compensation Consultant

The Compensation Committee has retained an independent compensation consultant, Semler Brossy Consulting Group, LLC (“Semler Brossy”), for advice on executive and director compensation matters. The chair of the Compensation Committee oversees the consultant’s work. Management does not retain its own consultant for executive compensation matters and did not use any consulting services from Semler Brossy in 2015. The Compensation Committee has conducted an assessment of its relationship with Semler Brossy pursuant to SEC and NYSE rules regarding advisor independence, and has not identified any issues with independence or conflicts of interest at this time.

During 2015, Semler Brossy advised the Compensation Committee on emerging best compensation practices and assisted the Compensation Committee in its review and analysis of executive and director compensation.

Role of Management

The Company’s Human Resources department supports the Compensation Committee in the execution of its responsibilities. The Company’s head of Human Resources supervises the development of materials for each Compensation Committee meeting. The CEO and the CFO collaborate with the head of Human Resources in providing recommendations related to performance measures and metrics, in certain cases taking into account insights of executive officers.

Compensation Determinations

On an annual basis, or when changes in NEO leadership occur, the CEO recommends, and the Compensation Committee reviews and approves, NEO target pay opportunities, except for the CEO. The Compensation Committee takes a multi-faceted approach to determining compensation for NEOs. Without prescribing particular weighting to any one factor, the Compensation Committee takes into account the following factors:

•	Relative strategic value of role.

•	Individual performance.

•	Change in responsibilities, if applicable.

•	Experience in role, if applicable.

•	Current compensation relative to competitive market references.

•	Current compensation relative to internal peers.

The Compensation Committee takes a similar approach to evaluating the CEO’s compensation in making its recommendation to the Board.

Assessing Competitiveness of Compensation

As noted in the Objectives of Executive Compensation Program section, the Compensation Committee seeks to provide competitive pay opportunities in order to attract, motivate and retain high caliber leadership. In assessing the appropriateness of each NEO’s compensation, the Compensation Committee considers, as one of many inputs, total compensation relative to market. The Compensation Committee adopted its current approach to compensation market assessments in 2014, based on feedback received from shareholders. Our Competitive Assessment process is outlined below:

Competitive Assessment
Peer Group
Includes 14 public life and health insurance companies and financial services companies of similar size to Phoenix in terms of assets.

These companies share many business model characteristics with the Phoenix and some of the peers are direct business competitors. Phoenix’s direct business competitors also include larger life insurance companies that are not included in this compensation peer group given the differences in relative size and scale.

Use of Proxy Data from Peer Group
Use Peer Group proxy data to evaluate NEOs when sufficient data is available for the position (e.g., provides primary comparison data for the CEO and CFO). Peer Group proxy data may not be used for all other NEOs because of a lack of relevant matches.

Use of Survey Data	Use survey data as a secondary comparison for CEO and CFO and as a primary comparison for all other NEOs for whom proxy data is insufficient or unavailable.

The primary factors in selecting peer companies were comparability of business and asset size. The Company believes screening peers based on assets identifies companies with comparable organizational complexity better than screenings based on revenue or market cap.

Compilation of Peer Group:

The peer group consists of 14 similarly-sized publicly traded life insurance and financial services companies that potentially compete with the Company for business and executive talent. For determining 2015 target compensation levels, the Company used proxy data from the Peer Group as a primary source for competitive data, and the 2014 edition of each of the surveys referenced below as an additional source of competitive data. The peer group is reviewed annually to ensure continued relevance.

The following companies comprise the proxy data Peer Group:

American Equity Investment Life Holding Company
American Financial Group Inc
American National Insurance Company
CNO Financial Group Inc
FBL Financial Group
Independence Holding Company
Kansas City Life Insurance Company
National Western Life Insurance Company
Primerica, Inc.
Protective Life Corp.
StanCorp Financial Group, Inc.
Symetra Financial Corporation
Torchmark Corporation
Unum Group

Survey data:

For the CEO and CFO positions, Peer Group proxy data is the primary source for comparison data. For all NEOs, the Compensation Committee referenced industry-specific and general industry compensation data from the 2014 US Mercer Benchmark Database (“Mercer”) and the 2014 Towers Watson Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”).

Survey Name	Description
Mercer
Provides data from 203 insurance companies with median assets of about $13 billion(1).
- Because the Company was larger than the median, we referenced the 50th to 75th percentile of the compensation reported by the companies in this survey.

Towers Watson DIS
Provides data from the smaller half of the survey, representing 12 insurance companies with assets under $125 billion, and median assets of about $61 billion.
- Because the Company was so much smaller than the median, we referenced the 10th to 25th percentiles of the compensation reported by the companies in this survey.

(1)
Insurance company-specific data was not available for a Mr. Buckingham’s position. For his market analysis, the Company instead utilized general industry data on executive positions based on input from over 3,000 organizations, with median revenue of about $1 billion.

The following tables describe the methodology for assessing total compensation relative to market during 2014.

CEO and CFO
Source Priority	Reference	Referenced Size	Compensation Reference Range (Percentile)
Primary	Proxy Peer Group	$22 billion assets (median)	25th - 50th
Secondary	Towers Watson DIS	$36 billion assets (25th percentile)	10th - 25th

Other NEOs
Source Priority	Reference	Referenced Size	Compensation Reference Range (Percentile)
Primary	Mercer Insurance	$13 billion assets(1) (median)	50th - 75th
Secondary	Towers Watson DIS	$36 billion assets (25th percentile)	10th -25th

(1)
For Buckingham, Mercer Insurance industry data was not available. The larger group of over 3,000 companies with median revenues of $1 billion was referenced instead, at the 50th - 75th percentile range.

Elements of Compensation

Salary

Salaries are reviewed annually as a component of total direct compensation targets. Salaries and adjustments, if any, are based upon an evaluation of market data, nature and scope of responsibilities, and current compensation relative to internal peers, as well as each NEO’s level of responsibility, experience and expertise. None of our NEOs received an increase in salary in 2015.

Annual Incentives

All Company employees, including the NEOs, have the opportunity to earn cash incentive awards for achievement of predetermined performance objectives for the year, which are approved by the Compensation Committee and, for our CEO, by the Board. Our NEOs participate in one or a combination of two annual incentive plans, based on their roles. In each case, the Compensation Committee (and, in the case of the CEO, the Board) has the authority to exercise discretion to reduce an NEO’s award based on circumstances related to the Company or the NEO.

Name	Annual Incentive Plan
	Performance Incentive Plan	Saybrus Annual Incentive Plans	Investment Incentive Plan
James D. Wehr	x
Bonnie J. Malley	x
Thomas M. Buckingham	x
Edward W. Cassidy(1)		x
Christopher M. Wilkos(2)	x		x
Peter A. Hofmann	x

(1)	Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan, Profitability Incentive and Sales Commissions (see descriptions below).

(2)	Mr. Wilkos participates in the PIP (50%) and the Investment Incentive Plan (50%).

Annual Incentive Plan for Executive Officers

The Company has a 162(m) shareholder-approved plan designed to preserve the tax deductibility of payments. The plan allows for the payment of annual bonuses based on the achievement of performance objectives established by the Compensation Committee from among various performance criteria identified in the Annual Incentive Plan for Executive Officers (the “Annual Incentive Plan”). The performance objective for 2015 was the Company’s achievement of Adjusted RBC of 250%. Performance against this objective establishes the maximum payout level for the Annual Incentive Plan(s) in which they participate, which are detailed on the following pages.

2015 Performance Incentive Plan

The majority of employees, including those NEOs noted in the chart above, participate in the Performance Incentive Plan (“PIP”), which is based on overall Phoenix performance. The Saybrus Partners, Inc. Profit Sharing Plan and the Investment Incentive Plan are described separately below.

Each year, the Company funds an aggregate award pool for all participants based upon Company performance against pre-established metrics for certain financial and operating measures, described for 2015 in the 2015 Performance Incentive Plan Results table.

The performance metrics for each measure, as well as the relative weights of each measure, are based upon the Company’s strategic and financial plans that are reviewed by the Board at the beginning of the year. The five measures chosen for the 2015 PIP provide a diversified set of measures, and 70% are related to growth or profitability (Change in Surplus, Contribution Dollars and Saybrus EBITDA).

Although the maximum performance of each individual measure is 200% as noted below, payout for the 2015 PIP as a whole is capped at 150% of an individual’s incentive target.

2015 Performance Incentive Plan
Performance Measures ($ shown in millions)	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Actual Results	Percentage of Target Earned
Change in Surplus	50%	$25.5	$91.0	$156.5	$67.6	82%
Adjusted RBC	20%	322%	362%	402%	349%	84%
Contribution Dollars from 2015 Business	10%	$0.0	$5.2	$15.6	$17.1	200%
Saybrus EBITDA	10%	$6.3	$7.1	$8.7	$8.1	163%
Expense Management	10%	$273.1	$229.7	$212.5	$234.5	94%
Total						104%

2015 Investment Incentive Plan

Mr. Wilkos, our Chief Investment Officer, has an annual incentive target that is equally weighted between the PIP and the Investment Incentive Plan (“IIP”). The IIP is designed to reward superior returns for the Company’s investment portfolio. The IIP Goals and Results are shown below.

2015 Investment Incentive Plan
Performance Measures	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Actual Results		Percentage of Target Earned
New Money Spread	50%	Target Spread	Target + 35bps	Target + 90bps	+67bps		158%
Phoenix Public Corporate Bond Credit Losses(1)	15%	100% of 12-Month Corporate Bond Default Losses	80% of 12-Month Corporate Bond Default Losses	50% of 12-Month Corporate Bond Default Losses	88%		80%
Phoenix Private Corporate Bond Credit Losses(1)	15%	100% of 12-Month Corporate Bond Default Losses	80% of 12-Month Corporate Bond Default Losses	50% of 12-Month Corporate Bond Default Losses	16%		200%
Phoenix Structured Bond Credit Losses(1)	15%	100% of 12-Month Structured Bond Default Losses	80% of 12-Month Structured Bond Default Losses	50% of 12-Month Structured Bond Default Losses	(29)%	(2)	200%
Phoenix Portfolio CLO/CDO Credit Losses(1)	5%	100% of 12-Month CLO/CDO Bond Default Losses	80% of 12-Month CLO/CDO Bond Default Losses	50% of 12-Month CLO/CDO Bond Default Losses	N/A	(3)	200%
Total							161%

(1)	Credit losses compare actual credit losses in each category during 2015 to the market credit losses for that year.

(2)	Net credit gains occurred. Impairment losses were more than offset by credit gains on sale or redemption of impaired securities.

(3)
The ratio of actual to market credit losses cannot be expressed as a percent, because market credit losses were zero. The actual result is therefore at the Maximum level of performance for this measure.

2015 Saybrus Annual Incentive Plan

Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan and additional sales and profitability incentives, in lieu of the PIP. The Profit Sharing Plan is funded at 15% of Saybrus EBITDA and pays out to individuals who attain a certain annual performance rating specified under the Company performance management program. Mr. Cassidy and other Saybrus principals are allocated a defined percentage of the pool. Mr. Cassidy’s additional incentives are based upon specific sales and profitability measures related to the Saybrus business segment. Incentives related to sales measures are determined based on sales volumes and commission rates that vary by product and distribution channel. Incentives related to profitability measures are based on the contribution margins associated with new life and annuity sales.

2015 Annual Incentive Plan Results

Name	Position	Annual Incentive Target	Payout Results
James D. Wehr	President and CEO	$700,000	$728,000
Bonnie J. Malley	Executive Vice President and Chief Financial Officer	335,000	348,400
Thomas M. Buckingham	Executive Vice President, Product and Operations	250,000	260,000
Edward W. Cassidy(1)	Executive Vice President, Distribution	915,390	1,038,942
Christopher M. Wilkos(2)	Executive Vice President and Chief Investment Officer	335,000	443,875
Peter A. Hofmann(3)	Former Executive Vice President, Strategy and Business Development	350,000	195,463

(1)	Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan, Profitability Incentive and Sales Commissions.

(2)	Mr. Wilkos participates in the PIP (50%) and the Investment Incentive Plan (50%).

(3)	Mr. Hofmann left the company effective July 15, 2015. His payout result is prorated for time employed during 2015.

Long-Term Incentives

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

2014-2016 Long-Term Incentive Grant A Plan Results

No 2013-2015 LTI was rolled out due to limited visibility in setting three-year goals as a result of the prior restatement of previously issued financial statements that were included in the 2012 Form 10-K filed on April 1, 2014 and the resulting lack of U.S. GAAP information. The 2014-2016 LTIP cycle Grant A (“Grant A”) was designed to recognize performance in two of the three years (2014 and 2015) that a 2013-2015 LTI grant would have covered, and to pay out in 2016 when a 2013-2015 LTI grant would have paid out, to align participants with shareholders in the long term and reduce retention risk.

Grant A is a performance cash award with five performance measures. Cash was selected as the vehicle for Grant A due to constraints on granting equity in 2014 due to the Company’s SEC filing status. Results as shown below will be paid out in 2016. They are included in the Summary Compensation Table and described for each individual NEO in footnote 7.

Grant A
Performance Measures ($ shown in millions)	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Actual Results	Percentage of Target Earned
2014 & 2015 Change in Surplus(1)	45%	$68.8	$177.4	$286.0	$111.8	70%
2015 Year-End Adjusted RBC(2)	20%	331%	381%	431%	349%	68%
2014 & 2015 Contribution Dollars(3)	15%	$3.0	$12.0	$21.0	$22.3	200%
2014 & 2015 Saybrus EBITDA(4)	10%	$7.7	$15.4	$23.1	$14.4	94%
2015 Business Conservation(5)	10%	7.5%	6.5%	5.5%	5.7%	180%
Total						102%

(1)
Change in surplus over 2014 and 2015, excluding the impact of capital contributions, distributions, dividends to the holding company, surplus note issuance and dividend scale changes, and the impact of the insurance subsidiaries de-stacking.

(2)
Statutory capital divided by risk based required capital adjusted by excess holding company capital above $50 million, excluding any Board-approved capital management actions, as of 2015 year-end. Reported as a combined Life Companies result.

(3)	Present-day valuation of future statutory profits associated with new life and annuity sales from 2014 and 2015.

(4)	Earnings before interest, taxes, depreciation and amortization for 2014 and 2015.

(5)	Persistency of the in-force block of business--statutory surrender benefits and withdrawals divided by average assets as of 2015 year-end.

2015-2017 Long-Term Incentive Awards

The 2015-2017 LTIP cycle aligns incentive compensation with a combination of performance measures and time-vested RSUs focused on driving profitable growth, maintaining a healthy balance sheet and creating shareholder value. Any payout earned is anticipated to be paid on March 15, 2018.

The 2015-2017 grant has two performance measure components, with a combined weight of 80%. Payouts for both of these performance measures will be in cash. Cash was selected as the vehicle for this portion of the award due to the size of the available share pool at the time of grant.

•	rTSR, weighted at 40%, is a comprehensive measure of the Company’s ability to generate returns for shareholders, relative to other companies.

•	A set of two financial measures with a combined weight of 40%, Change in Surplus and Adjusted RBC are each weighted at 20%.

2015-2017 Performance Measures
($ shown in millions)	Weight	Threshold(1)(2)	Target (100%)	Maximum(1)(2)
rTSR(1)	40%	15th Percentile	50th Percentile	100th Percentile
Change in Surplus(2)	20%	$83.3	$206.5	$329.8
Adjusted RBC(2)	20%	294%	344%	394%

(1)	Threshold performance for rTSR will pay at 15% of Target. Maximum performance will pay at 200% of Target.

(2)
Threshold performance for Change in Surplus and Adjusted RBC will pay at 50% of Target. Maximum performance will pay at 200% of Target, but the cumulative result of these two measures is capped at 150%.

The 2015-2017 grant also includes a time vesting measure in the form of RSUs, weighted at 20% of the target grant value. This portion of the 2015-2017 was designed to pay out in actual shares of stock.

The following changes would take place in the event of a change of control before the end of the 2015-2017 performance cycle:

•
All performance measures for the cash-based awards under the plan are deemed to be achieved at target levels; however, vesting remains subject to continued employment through the award payment date of March 15, 2018. If there is a qualifying termination under the executive’s change-in-control agreement and the executive severance agreement during the performance cycle, but before final vesting, the executive officer will receive his or her pro rata cash-based award determined as if target performance results were achieved.

•	Any RSUs awarded under the plan will fully vest upon a change in control.

Other Elements and Policies of NEO Compensation

Non-Qualified Deferred Compensation

We maintain non-qualified deferred compensation plans that allow NEOs and select employees to defer a portion of their salary and associated tax payments and, through 2015, receive Company matching contributions on their cash compensation in excess of the Internal Revenue Code limits on compensation in place under our tax qualified 401(k) Plan. The Company eliminated the matching contributions beginning January 1, 2016. For more information about the non-qualified deferred compensation benefits provided to NEOs in 2015, see Summary Compensation Table.

Supplemental Retirement Benefits

The Supplemental Executive Retirement Plans (“SERPs”) are non-qualified defined benefit pension plans that provide supplemental retirement income to our NEOs and select employees. Benefit accruals under the Company’s SERPs were frozen at the close of business on March 31, 2010. The SERPs provided the same benefits as those provided under the broad-based Employee Pension Plan, which was also frozen as of March 31, 2010, except that the benefit limitations imposed by the Internal Revenue Code, and the exclusion of annual incentive compensation in the definition of earnings under the Employee Pension Plan formula prior to July 1, 2007 were not taken into account. Accordingly, when in effect, the SERPs permitted us to provide participants with retirement benefits on the same basis as other similarly situated employees without reduction due to the limits of the Internal Revenue Code and the exclusion of their annual incentive awards. For more detailed information about the SERPs’ benefit, see Summary Compensation Table.

Change-in-Control Agreements

During change-in-control events, the Board considers maintaining a sound management team that exercises judgment without bias due to personal concerns to be essential to protecting and enhancing the best interests of the Company and our shareholders. To that end, we afford certain change-in-control benefits to certain executives, including our NEOs, because they hold critical positions within the Company and would be integral to effectuating a corporate transaction. In 2015, the Compensation Committee engaged Semler Brossy to conduct a review of our change-in-control agreements and found them to be generally consistent with market practices and aligned with current best practices:

•
Both cash and performance equity payments are “double trigger,” meaning that the additional benefits set forth in the agreements will not be paid upon a change-in-control unless the NEO’s employment is terminated involuntarily (other than for cause) or for good reason within a specified period following the transaction.

•	Benefits are capped at 2.99 times average annual compensation and no 280G gross-ups are provided.

•	There are no retirement enhancements.

•	In order to receive payments, the CEO must comply with non-compete restrictions.

The change-in-control and post-termination arrangements are described in Change-in-Control Agreements.

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

Four of our five active NEOs are covered under the Phoenix Executive Severance Allowance Plan and are eligible for, subject to certain conditions, severance equal to monthly salary and the average of the last two annual incentive awards already paid as of the termination date for a specified number of months based on years of service. The benefits are tiered based on years of service; the minimum payment is nine months of severance and the maximum is 18 months of severance. In addition, the NEOs are paid a prorated portion of their annual and long-term incentives based on actual plan results and the date of termination under the Executive Severance Allowance Plan.

Mr. Cassidy is covered under the Saybrus Executive Severance Allowance Plan which provides for benefits to certain executives of Saybrus and its affiliates who meet the eligibility requirements when their employment is involuntarily terminated by Saybrus. The Severance Amount equals (a) the executive’s salary for the one-year period prior to the executive’s separation date plus (b) the two-year average of the executive’s Saybrus annual variable compensation amount and profit sharing plan amount for the immediate two years prior to the executive’s separation date.

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

For information about perquisites provided to NEOs in 2015, see Note 5 of the Summary Compensation Table.

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

Share Ownership and Retention Guidelines Restrictions on Trading

To facilitate stock ownership by our NEOs, we adopted the following ownership and retention guidelines. For NEOs, the guidelines call for each executive to accumulate ownership of our Common Stock (including, for these purposes, RSUs) at a specified multiple of base salary. The CEO has a target ownership of five times base salary, and target ownership for other executive ranges from one to three times base salary. As of December 31, 2015, none of our active NEOs had met target ownership levels.

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

Restrictions on Trading

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

Anti-Hedging Policy

An Anti-Hedging Policy, which is included in our insider trading policy, for all directors and employees of the Company has been adopted as part of its Code of Conduct. The policy provides that all employees and directors are prohibited from engaging in any hedging transactions against the Company’s securities and any derivative securities of the Company. Such transactions include, but are not limited to, short selling, trading input and call options, and forward sales contracts.

Anti-Pledging Policy

An Anti-Pledging Policy, which is included in our insider trading policy, for all directors and employees of the Company has been adopted as part of our Code of Conduct. The policy provides that all employees and directors are prohibited from holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan. Securities held in a margin account may be sold by the broker without the pledgor’s consent if the pledgor fails to meet a margin call. Similarly, securities pledged as collateral for a loan may be sold in foreclosure if the pledgor defaults on the loan. A margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in Company securities with potential for such margin sale or foreclosure sale to violate the securities laws.

Clawback Policy

The Company enhanced its Clawback Policy in 2013 to make it broader than the Sarbanes-Oxley requirements. The definition of covered employee has been expanded beyond the CEO and CFO and includes the entire executive team, individuals who provide certifications to the CEO and CFO for regulatory filings, LTIP participants and individuals in other key roles as determined by the Board. The policy allows the Board greater discretion in the use of clawbacks, such that the Compensation Committee determines when to apply the clawback, how to apply it, and to whom. The policy provides the Compensation Committee with the ability to claw back compensation under a wide range of circumstances, including fraud, misconduct, financial restatement, and the restatement of performance results. We believe this better aligns with shareholder interests by allowing the recovery of compensation overpayments that were based upon results that are later found to have been inaccurate. We also believe the new policy protects the Company in the event of a restatement while maintaining the integrity of the compensation program by being fair to those executives not directly involved in any misstatement.

The Dodd-Frank Act may require us to adopt a broader, less discretionary policy. When the SEC and NYSE provide mandatory guidance to implement the Dodd-Frank Act clawback requirement, the Board will consider the guidance and make revisions to our policy as necessary.

Tax and Accounting Considerations

Internal Revenue Code Section 162(m) disallows a tax deduction to public corporations for compensation over $1 million paid to certain NEOs. However, performance-based compensation is exempt from the deduction limit if certain requirements are met. The Compensation Committee intends to structure certain compensation to take advantage of this exemption under Internal Revenue Code Section 162(m), as appropriate, in light of its compensation objectives. However, the Compensation Committee may elect to provide compensation outside those requirements when necessary to achieve its compensation objectives. Our 2015 annual incentive plans were designed in a manner to allow the Compensation Committee to award compensation intended to qualify as performance-based compensation under Internal Revenue Code Section 162(m). Internal Revenue Code Section 409A imposes certain requirements on deferred compensation. If these requirements are not met, employees may be subject to an additional income tax and interest penalties. It is our intent that our non-qualified deferred compensation plans and other compensation covered by Internal Revenue Code Section 409A be operated and administered to meet these requirements. Accounting considerations also play a role in designing the compensation programs made available to our NEOs. Principal among these is Financial Accounting Standards Board Statement of Financial Accounting Standards Codification Topic No. 718, Compensation - Stock Compensation (“ASC 718”), which addresses the accounting treatment of certain equity-based compensation. The Compensation Committee regularly considers the accounting implications of our long-term incentive awards, including the variable accounting treatment of the current program.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has submitted the following report for inclusion in this Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K with management. Based on our review and discussion with management, we have recommended to the Board that Compensation Discussion and Analysis be included in this Form 10-K for filing with the SEC. The report is submitted as of March 10, 2016 by the following directors, who constitute the Compensation Committee:

Sanford Cloud Jr., Esq., Chair
Arthur P. Byrne
John H. Forsgren
Arthur F. Weinbach

The foregoing report of the Compensation Committee of the Board of Directors shall be deemed furnished with this report and not filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, or incorporated by reference in any documents so filed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during 2015 or through the date of this Form 10-K is or has been an officer or employee of the Company and no executive officer or director of the Company served on the Compensation Committee or board of any company that employed any member of the Compensation Committee or Board.

RISK ASSESSMENT

On an annual basis, we conduct a risk assessment of our compensation policies and practices in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking. Based upon the assessment conducted, we have concluded that our compensation program does not motivate imprudent risk taking and that any risks involved in compensation are not reasonably likely to have a material adverse effect on the Company. Included in the analysis were such factors as the behaviors being induced by our fixed and variable pay components, the balance of annual and long-term performance goals in our incentive compensation system, the established limits on permissible incentive award levels, the oversight of the Compensation Committee in the operation of our incentive plans and the high level of Board involvement in approving material transactions and providing governance over the Company’s affairs. Management presented the results of this assessment to the Compensation Committee for its review as part of its obligation to oversee our compensation risk assessment process. Due to the restatement of previously issued financial statements that were included in the 2012 Form 10-K filed on April 1, 2014, and resulting lack of U.S. GAAP information, the rollout of the annual and long-term incentive plans for 2015 was delayed. The risk assessment was conducted after these plans were rolled out.

EXECUTIVE COMPENSATION

Summary Compensation Table

This table summarizes the total compensation paid or earned by the NEOs for the fiscal years ended December 31, 2013, 2014, and 2015. The table reflects total compensation paid or earned beginning in the later of the fiscal year ended December 31, 2013 or the year an individual first became a CEO, CFO or NEO.

Name and Principal Position (a)	Year (b)	Salary(1) (c)	Bonus (d)		Stock Awards(2) (e)		Option Awards (2) (f)	Non-Equity Incentive Plan Compensation(3) (g)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4) (h)	All Other Compensation(5) (i)	Total (j)
James D. Wehr President and Chief Executive Officer	2015	$700,000	—		$768,634	(6)	$—	$2,156,000	(7)	—	$69,470	$3,694,104
	2014	700,000	—		534,380	(8)	—	658,000		1,052,799	67,645	$3,012,824
	2013	700,000	—		—	(9)	—	203,000		—	68,095	$971,095
Bonnie J. Malley Executive Vice President and Chief Financial Officer	2015	385,000	—		181,178	(6)	—	685,000	(7)	—	38,050	1,289,228
	2014	385,000	262,500	(10)	125,961	(8)	—	314,900		506,008	37,200	1,631,569
	2013	385,000	—		—	(9)	—	97,150		—	34,650	516,800
Thomas M. Buckingham Executive Vice President, Product and Operations	2015	360,000	75,000	(10)	137,256	(6)	—	464,000	(7)	—	35,050	1,071,306
Edward W. Cassidy Executive Vice President, Distribution	2015	410,000	—		153,727	(6)	—	1,324,542	(7)(12)	—	24,600	1,912,869
	2014	410,000	—		106,876	(8)(11)	—	925,953	(12)	41,593	24,600	1,509,022
	2013	410,000	—		—	(9)	—	736,651	(12)	—	24,600	1,171,251
Christopher M. Wilkos Executive Vice President and Chief Investment Officer	2015	385,000	—		181,178	(6)	—	780,475	(7)	—	37,300	1,383,953
	2014	385,000	175,000	(10)	125,961	(8)	—	443,875		191,482	37,200	1,358,518
	2013	385,000	—		—	(9)	—	353,425		—	34,650	773,075
Peter A. Hofmann Former Executive Vice President, Strategy and Business Development(13)	2015	230,208	—		150,982	(6)(13)	—	411,026	(7)	—	823,692	1,615,908
	2014	425,000	—		104,968	(8)	—	329,000		133,567	34,425	1,026,960
	2013	425,000	—		—	(9)	—	101,500		—	31,875	558,375

(1)
Figures are shown for the year earned, and have not been reduced for deferrals. For 2015, each of the NEOs elected to defer a portion of their salary until following termination of employment or, in certain circumstances, such earlier specified date elected by the NEO: Mr. Wehr deferred $85,500, Ms. Malley deferred $34,200, Mr. Buckingham deferred $24,600, Mr. Cassidy deferred $29,200, Mr. Wilkos deferred $31,500, and Mr. Hofmann deferred $19,847.

(2)
Represents the grant date fair market value for respective years for all stock-based awards/stock option awards granted to NEOs as calculated pursuant to ASC 718, excluding the effect of estimated forfeitures. Additional detail is provided in the Grants of Plan-Based Awards table. The assumptions used for determining this value are stated in Note 16 of the Company’s financial statements included in this 2015 Form 10-K and Note 17 of the Company’s financial statements included in the 2013 and 2014 Forms 10-K.

(3)
Except as otherwise noted below, represents the cash-based incentive earned under The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers for the applicable performance year, as described under Annual Incentives.

(4)
Represents the change in the actuarial value of accumulated pension benefits accrued during the year. Negative values are shown as zero. For 2015, 2014, and 2013, this represents the change in value between December 31, 2014 and December 31, 2015; December 31, 2013 and December 31, 2014; and December 31, 2012 and December 31, 2013, respectively; determined using where applicable, the discount rates disclosed in the Form 10-K for those years and based on the other actuarial assumptions described in Note 2 to the Pension Benefits table for each applicable year. These changes in value pertain solely to benefits accrued under the Company’s pension plans and exclude all account-based plans that NEOs may participate in, such as The Phoenix Companies, Inc. Savings and Investment Plan and The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan. Since the pension plans were frozen on March 31, 2010, the primary drivers of the 2014 change in value were the updated mortality projection scale assuming increased longevity, and the associated decrease in discount rates from 2013 to 2014.

(5)	All Other Compensation sub-table:

Name	Year	Company Contributions to 401(k) Plan and Excess Investment Plan	Reimbursement for Financial Planning and Tax Services	Anniversary Award	Severance	Value of Director Life Insurance Premiums and Charitable Gifts paid by the Company	Total
James D. Wehr	2015	$65,875	$1,000	$—	$—	$2,595	$69,470
	2014	65,550	—	—	—	2,095	67,645
	2013	63,000	3,000	—	—	2,095	68,095
Bonnie J. Malley	2015	37,300	—	750	—	—	38,050
	2014	37,200	—	—	—	—	37,200
	2013	34,650	—	—	—	—	34,650
Thomas M. Buckingham	2015	35,050	—	—	—	—	35,050
Edward W. Cassidy	2015	24,600	—	—	—	—	24,600
	2014	24,600	—	—	—	—	24,600
	2013	24,600	—	—	—	—	24,600
Christopher M. Wilkos	2015	37,300	—	—	—	—	37,300
	2014	37,200	—	—	—	—	37,200
	2013	34,650	—	—	—	—	34,650
Peter A. Hofmann	2015	23,379	—	—	800,313	—	823,692
	2014	34,425	—	—	—	—	34,425
	2013	31,875	—	—	—	—	31,875

(6)
A portion of the 2015-2017 LTI grant is tied to rTSR which is based primarily on a comparison of stock price plus dividends to a broad external index. Although it is paid in cash, the stock price component makes it a stock award, the value of which is calculated pursuant to ASC 718, in addition to the portion of the grant which is denominated in RSUs.

(7)
Represents the sum of cash-based awards associated with the 2015 annual incentives shown in 2015 Annual Incentive Plan Results, and cash-based awards associated with 2014-2016 LTI Grant A, which was based on 2014 and 2015 performance and will be paid out in 2016. Value of awards for 2014-2016 LTI Grant A at target and actual are as follows:

Name	Potential Award at Target: 2015 Annual Incentives	Actual Award Earned: 2015 Annual Incentives	Potential Award at Target: 2014-2016 LTI Grant A	Actual Award Earned: 2014-2016 LTI Grant A	Total Actual Cash Awards based on 2015 performance measures, to be paid in 2016
James D. Wehr	$700,000	$728,000	$1,400,000	$1,428,000	$2,156,000
Bonnie J. Malley	335,000	348,400	330,000	336,600	685,000
Thomas M. Buckingham	250,000	260,000	200,000	204,000	464,000
Edward W. Cassidy	915,390	1,038,942	280,000	285,600	1,324,542
Christopher M. Wilkos	335,000	443,875	330,000	336,600	780,475
Peter A. Hofmann	350,000	195,463	275,000	215,563	411,026

(8)
A portion of Grant B is tied to rTSR which is based primarily on a comparison of stock price plus dividends to a broad external index. Although it is paid in cash, the stock price component makes it considered to be a stock award, the value of which is calculated pursuant to ASC 718.

(9)	No LTI awards (equity or cash) were granted in 2013.

(10)
Represents special supplemental bonus awards granted in 2014. Ms. Malley’s and Mr. Wilkos’s awards paid out fully in 2014. Mr. Buckingham’s award is paid in three installments, the second of which was paid in 2015.

(11)
Includes shares of restricted stock of Saybrus Partners, Inc., a majority owned subsidiary of the Company, granted under the Saybrus Partners, Inc. 2010 Equity Incentive Plan. In 2014, Mr. Cassidy received shares valued at $0.

(12)
In lieu of the PIP, Mr. Cassidy participates in the Saybrus Partners, Inc. Profit Sharing Plan and additional incentives based on specific sales and profitability measures related to the Saybrus business segment. His awards received by plan are as follows:

Year	Saybrus Sales Incentives	Phoenix Profitability Incentive	Saybrus Profit Sharing Plan	Total: Non-Equity Incentive Plan Compensation
2015	$547,879	$144,000	$347,063	$1,038,942
2014	551,165	105,750	269,038	925,953
2013	385,025	200,000	151,626	736,651

(13)
Mr. Hofmann left the Company effective July 15, 2015. The amounts shown for him for 2015 reflect prorated salary and incentives, as well as severance. The Stock Awards shown in the table reflect what was granted to him in 2015, but later forfeited upon his termination of employment.

Salary and Incentive as a Percentage of Total Compensation

In 2015, the proportion of salary and incentives reflected in columns (c) through (g) of the Summary Compensation Table to total compensation as reflected in column (j) of that table ranged from 48% to 99%. For 2014, it ranged from 63% to 96%. For 2013, it ranged from 60% to 98%.

Grants of Plan-Based Awards

The following table supplements the information provided in the Summary Compensation Table concerning 2015 awards granted to NEOs, including the range of compensation opportunities under our 2015 annual incentive plans if specified pre-determined performance goals are met.

Name (a)	Grant Date (Equity)(b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (i)	All Other Option Awards: Number of Securities Underlying Options (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold (c)		Target (d)		Maximum (e)		Threshold (# of shares) (f)	Target (# of shares) (g)	Maximum (# of shares) (h)
James D. Wehr	N/A	$350,000		$700,000		$1,050,000		—	—	—	—	—	$—	$—
	5/15/2015	280,000	(3)	560,000	(3)	840,000	(3)	16,509	27,722	40,914	—	—	—	768,634
Bonnie J. Malley	N/A	167,500		335,000		502,500		—	—	—	—	—	—	—
	5/15/2015	66,000	(3)	132,000	(3)	198,000	(3)	3,891	6,535	9,644	—	—	—	181,178
Thomas M. Buckingham	N/A	125,000		250,000		375,000		—	—	—	—	—	—	—
	5/15/2015	50,000	(3)	100,000	(3)	150,000	(3)	2,948	4,951	7,306	—	—	—	137,256
Edward W. Cassidy	N/A	N/A	(4)	840,390	(4)	N/A	(4)	—	—	—	—	—	—	—
	N/A	37,500	(5)	75,000	(5)	200,000	(5)	—	—	—	—	—	—	—
	5/15/2015	56,000	(3)	112,000	(3)	168,000	(3)	3,302	5,544	8,183	—	—	—	153,727
Christopher M. Wilkos	N/A	167,500	(6)	335,000	(6)	586,250	(6)	—	—	—	—	—	—	—
	5/15/2015	66,000	(3)	132,000	(3)	198,000	(3)	3,891	6,535	9,644	—	—	—	181,178
Peter A. Hofmann(7)	N/A	93,973		187,945		281,918		—	—	—	—	—	—
	5/15/2015	55,000	(3)	110,000	(3)	165,000	(3)	3,243	5,445	8,037				150,982

(1)
Except as otherwise noted below, the data for each NEO represents the incentives under the Annual Incentive Plan for Executive Officers for the 2015 performance period, as described in Annual Incentives. Awards are funded when the Company meets established performance thresholds. Actual amounts payable in respect of these awards are included in column (g) of the Summary Compensation Table.

(2)
Represents both RSUs and cash-based awards subject to an rTSR measure under the 2015-2017 LTI cycle, as described in 2015-2017 Long-Term Incentive Awards. The RSUs are time-vested. The cash-based portion of the award which is subject to an rTSR measure is shown above in stock equivalents, based on the December 31, 2015 closing price of $37.04.

(3)	Represents the portion of 2015-2017 LTI that is denominated in cash, and not subject to the rTSR, as described in 2015-2017 Long-Term Incentive Awards.

(4)	Represents Mr. Cassidy’s participation in the Saybrus Partners, Inc. Profit Sharing Plan and commission-based Saybrus sales incentives. These awards have no threshold or maximum assigned.

(5)	Represents Mr. Cassidy’s Phoenix Profitability Incentive.

(6)	As described in the Investment Incentive Plan section, 50% of Mr. Wilkos’ annual incentive award for 2015 was determined under the 2015 PIP and the remaining 50% was determined under the IIP.

(7)	Mr. Hofmann left the Company effective July 15, 2015. The table above shows what was granted to him in 2015, but all components of the 2015-2017 LTI were later forfeited upon his termination.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

The annual incentive awards for NEOs are provided under The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers. The Annual Incentive Plan for Executive Officers is designed to accomplish the objectives described under Annual Incentives, and allows us to structure awards in a manner intended to maximize our tax deductions on performance-based pay, if desirable, as described under Tax and Accounting Considerations. To accomplish each of these objectives, maximum awards for each NEO must be first determined as provided in the plan, and then may be reduced to any amount, including zero, based on any factor(s) deemed appropriate by the Compensation Committee. In the 2015 plan, the maximum payout opportunity for NEOs was 150% of target. See the 2015 annual incentive financial goals and results under Annual Incentives.

Stock Option Plan

In 2001, the Compensation Committee adopted The Phoenix Companies, Inc. Stock Incentive Plan to align the interests of our NEOs and other employees with those of shareholders. This plan allows the Compensation Committee to grant incentive stock options, which qualify for certain tax advantages as provided under Internal Revenue Code Section 422, and non-statutory stock options for the purchase of Common Stock to our employees. Depending on the Company’s incentive design for a given year, stock options may be used as part of the Company’s long-term incentive program. We may also use stock option awards to recognize promotions, to reward significant individual contributions or extraordinary efforts that may not be reflected in other incentive plan awards and as part of employment offers for certain positions.

When awarded, all options are granted at the grant date fair market value of our Common Stock on the date the award is approved or, if later, effective. Generally, all awards have been subject to a three-year graded vesting schedule, and recipients have a maximum of 10 years to exercise the option. Upon termination of employment, stock options generally must be exercised within 30 days following termination of employment. In cases of termination due to death, disability or retirement under the Employee Pension Plan, as described in the notes and narrative to the Pension Benefits table, options must be exercised at the earlier of five years from the date of termination of employment or the option’s expiration date. For termination of employment in connection with a qualifying business disposal or divestiture, the Compensation Committee may allow options to be exercised within three years from the date of termination of employment or divestiture. In the case of terminations due to cause, all outstanding options expire immediately. No stock options were granted under this plan in 2014 or 2015.

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

Saybrus Partners, Inc. 2010 Equity Incentive Plan

The Saybrus Partners, Inc. 2010 Equity Incentive Plan is designed to aid Saybrus in attracting and retaining key employees and to more directly align the employees with the success of Saybrus. The plan allows the Saybrus Board to grant both performance-based incentive awards and service-based equity awards. No awards were granted under this plan in 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and non-vested RSU and restricted stock awards held by the NEOs as of December 31, 2015.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Grant Date (f)	Option Expiration Date (g)	Number of Shares or Units of Stock That Have Not Vested(1) (h)		Market Value of Shares or Units of Stock That Have Not Vested(2) (i)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (j)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) (k)
James D. Wehr	3,433	—	—	$56.80	3/8/2010	3/8/2020	14,530	(3)	$538,191	—		$—
	2,175	—	—	196.80	2/13/2008	2/13/2018	—		—	—		—
Bonnie J. Malley	566	—	—	56.80	3/8/2010	3/8/2020	3,425	(3)	126,862	—		—
	1,946	—	—	196.80	2/13/2008	2/13/2018	—		—	—		—
	1,450	—	—	250.80	2/8/2007	2/8/2017	—		—	—		—
	1,160	—	—	250.00	2/2/2006	2/2/2016	—		—	—		—
Thomas M. Buckingham	312	—	—	56.80	3/8/2010	3/8/2020	2,595	(3)	96,119	—		—
	779	—	—	196.80	2/13/2008	2/13/2018	—		—	—		—
	1,160	—	—	190.60	3/5/2008	3/5/2018	—		—	—		—
Edward W. Cassidy	740	—	—	56.80	3/8/2010	3/8/2020	2,906	(3)	107,638
	1,450	—	—	190.60	3/5/2008	3/5/2018	2,500	(4)	52,950	2,500	(4)	52,950
	2,998	—	—	196.80	2/13/2008	2/13/2018
	870	—	—	250.80	2/8/2007	2/8/2017	—		—	—		—
Christopher M. Wilkos	832	—	—	56.80	3/8/2010	3/8/2020	3,425	(3)	126,862	—		—
	1,374	—	—	196.80	2/13/2008	2/13/2018	—		—	—		—
Peter A. Hofmann(5)	—	—	—	—	N/A	N/A	—		—	—		—

(1)	Figures are rounded to the nearest whole number. Each RSU is convertible into one share of our Common Stock; each RSA is convertible into one share of Saybrus Restricted Stock.

(2)	Based on either the December 31, 2015 closing price of our Common Stock of $37.04 or the $21.18 price of Saybrus Restricted Stock, as applicable.

(3)	Represents a grant of Phoenix RSUs as part of the 2015-2017 LTIP. These are scheduled to vest on December 31, 2017, but will fully vest upon the Nassau merger if earlier.

(4)	Represents a grant of Saybrus RSAs. These are scheduled to vest on June 1, 2016.

(5)	Mr. Hofmann left the Company effective July 15, 2015. His outstanding RSUs were forfeited as of that date, and his stock options expired effective August 15, 2015.

Option Exercises and Stock Vested

The following table sets forth information concerning the vesting of RSAs that occurred during 2015. None of the NEOs exercised any stock options in 2015.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting(1) (d)		Value Realized on Vesting (2) (e)
James D. Wehr	—	—	—		$—
Bonnie J. Malley	—	—	—		—
Thomas M. Buckingham	—	—	—		—
Edward W. Cassidy	—	—	9,000	(3)	112,890	(4)
Christopher M. Wilkos	—	—	—		—
Peter A. Hofmann	—	—	—		—

(1)	These figures, which are rounded to the nearest whole number, represent the number of awards which vested in 2015 prior to any reduction for tax withholding.

(2)	Represents the market value on the vesting date.

(3)	Represents grants of Saybrus RSAs. Four thousand of these vested on March 15, 2015. Five thousand vested on June 1, 2015.

(4)	The March vestings were at $11.91 per share, and the June vestings were at $13.05 per share.

Pension Benefits

The following table sets forth information concerning NEO pension benefits. The table reflects the present value of the accumulated pension benefits that each NEO earned between his or her respective hire date and December 31, 2015. Benefit accruals were frozen in the Employee Pension Plan and SERPs as of March 31, 2010. Although these figures illustrate the value of these benefits as if they were to be paid in the form of a lump sum payment, actual benefits will be paid in the form of an annuity or, effective January 1, 2009 for SERPs benefits, the present value in three annual installments at the applicable commencement date following termination of employment. However, NEOs may elect to receive the portion of the pension benefit payable under the pension equity formula in a lump sum. Additional information concerning these benefits may be found in the narrative that accompanies this table.

Name	Plan Name (b)	Number of Years Credited Service(1) (c)		Present Value of Accumulated Benefit(2) (d)	Payments During Last Fiscal Year (e)
James D. Wehr	Employee Pension Plan
	Pension Equity Formula	2.75		$89,705	—
	Formula Prior to July 1, 2007	22.83		1,352,475	—
	Total Employee Pension Plan Benefit	25.58		$1,442,180	—
	SERP
	Pension Equity Formula	2.75		$314,301	—
	Formula Prior to July 1, 2007	25.83	(3)	7,341,523	—
	Total SERP Benefit	28.58		$7,655,824	—
Bonnie J. Malley	Employee Pension Plan
	Pension Equity Formula	2.75		$89,705	—
	Formula Prior to July 1, 2007	22.42		1,236,474	—
	Total Employee Pension Plan Benefit	25.17		$1,326,179	—
	SERP
	Pension Equity Formula	2.75		$116,663	—
	Formula Prior to July 1, 2007	22.42		2,110,456	—
	Total SERP Benefit	25.17		$2,227,119	—
Thomas M. Buckingham	Employee Pension Plan
	Pension Equity Formula	2.75		$23,292	—
	Formula Prior to July 1, 2007	8.08		190,216	—
	Total Employee Pension Plan Benefit	10.83		$213,508	—
	SERP
	Pension Equity Formula	2.75		$3,111	—
	Formula Prior to July 1, 2007	8.08		69,297	—
	Total SERP Benefit	10.83		$72,408	—
Edward W. Cassidy	Employee Pension Plan
	Pension Equity Formula	2.75		$12,749	—
	Formula Prior to July 1, 2007	1.25		45,249	—
	Total Employee Pension Plan Benefit	4.00		$57,998	—
	SERP
	Pension Equity Formula	2.75		$31,201	—
	Formula Prior to July 1, 2007	1.25		136,893	—
	Total SERP Benefit	4.00		$168,094	—
Christopher M. Wilkos	Employee Pension Plan
	Pension Equity Formula	2.75		$36,115	—
	Formula Prior to July 1, 2007	10.33		599,762	—
	Total Employee Pension Plan Benefit	13.08		$635,877	—
	SERP
	Pension Equity Formula	2.75		$53,158	—
	Formula Prior to July 1, 2007	10.33		967,464	—
	Total SERP Benefit	13.08		$1,020,622	—

(1)
In connection with the redesign of our retirement program, the years of credited service were frozen on June 30, 2007 for purposes of determining benefits under the formula in effect prior to July 1, 2007, although final average earnings continued to change through March 31, 2010. The restructuring of the retirement program and the grandfathering provisions are described in Retirement Plans below. Years of credited service under the pension equity formula of both the Employee Pension Plan and the SERP are determined for eligible participants from July 1, 2007, when such formula went into effect for these participants through March 31, 2010, when the plan was frozen. The annual credit percentage used to calculate these benefits is determined based on total years of service under the plans, including years of service prior to July 1, 2007, as described in Pension Equity Formula.

(2)
With respect to the benefits from the formula in effect prior to July 1, 2007, the Present Value of Accumulated Benefit determined as of December 31, 2015 (March 31, 2010 frozen accrued benefit) is the greater of the present value of the accrued benefit deferred to normal retirement age and the present value of the accrued benefit deferred to early retirement age using the following assumptions for all NEOs: discount rate (without cost of living adjustment, or “COLA”) of 4.54% and 4.43% for the Employee Pension Plan and SERP, respectively; mortality table is the MRP-2007; postretirement COLA of 1.00%; if the years of vesting service is equal to or greater than 10 as of December 31, 2015, the normal retirement age is 62 and the early retirement age is 55, but if the years of vesting service is less than 10 as of December 31, 2015, the normal retirement age is 65 and there is no early retirement age.

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

Employee Pension Plan

The Employee Pension Plan provided benefits based on its formulas up to the amount allowed under the Internal Revenue Code. The Employee Pension Plan is funded with assets held in a trust. Normal retirement age is 62 with 10 years of vesting service or age 65 with at least three years of participation. As of December 31, 2015, Messrs. Wehr and Wilkos were eligible for early retirement under the plan (age 55 with at least 10 years of vesting service). Unless an optional form of benefit payment is elected, the normal form of benefit is a 50% joint and survivor annuity for married participants and a single life annuity for other participants.

The Employee Pension Plan was redesigned to include pension equity accruals after June 30, 2007, for all participants except grandfathered participants. None of the current NEOs were grandfathered.

Pension Equity Formula

The pension equity formula applies to all eligible non-grandfathered employees, grandfathered employees who elected the pension equity formula effective July 1, 2007 and eligible new hires after June 30, 2007 and before April 1, 2010. The pension equity formula expresses an employee’s benefit as a lump sum amount that is equal to the product of the accumulated annual credit percentages (tiered by years of service) times final average earnings (highest five consecutive years of earnings out of the last 10 years) prior to April 1, 2010. The definition of earnings is based on base salary plus eligible incentives, rather than base salary under the formula prior to July 1, 2007. The tiered annual credit percentages table is as follows:

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

Non-Qualified Deferred Compensation

The following table sets forth information concerning NEO participation in deferred compensation plans, excluding the 401(k) Plan. The table includes 2015 compensation deferrals, Company contributions, earnings, withdrawal activity, total balances as of December 31, 2015 and the portion of the aggregate balances as of December 31, 2015 that have been reported in prior years’ Summary Compensation Tables (“SCTs”).

Name (a)	Deferral Type (b)	Executive Contributions in 2015(1) (c)	Company Contributions in 2015(2) (d)	Aggregate Earnings in 2015(3) (e)	Aggregate Withdrawals/ Distributions (f)	Aggregate Balance as of December 31, 2015 (g)	Portion of Aggregate Balance at December 31, 2015 Reported in Prior SCTs(h)
James D. Wehr	Excess Investment Plan	$67,500	$39,375	$29,174	$—	$1,127,538	$823,412
Bonnie J. Malley	Excess Investment Plan	16,200	10,800	5,722	—	268,548	110,321
Thomas M. Buckingham	Excess Investment Plan	6,600	8,550	1,199	—	61,666	—
Edward W. Cassidy	Excess Investment Plan	11,200	8,700	9,056	—	399,803	94,550
	Deferred RSUs	—	—	(17,977)	—	20,919	—
	Deferred Dividend Equivalents	—	—	102	—	5,741	—
Christopher M. Wilkos	Excess Investment Plan	13,500	10,800	(1,871)	—	173,278	112,273
Peter A. Hofmann	Excess Investment Plan	1,847	854	(486)	—	265,235	184,575
Total		$115,000	$78,225	$25,405	$—	$2,057,493	$1,140,556

(1)
These figures represent voluntary deferrals of 2015 salary into the Excess Investment Plan as described in the following narrative. The salary figures reported in the SCT include these deferral amounts.

(2)	These figures represent the 2015 non-qualified Company matching contributions made in the Excess Investment Plan and reported in the All Other Compensation column of the SCT.

(3)
Represents the change in account value between December 31, 2014 and December 31, 2015, less any executive or Company contributions, plus any account distributions. With respect to deferred RSUs, these figures reflect the change in account value attributable to appreciation/depreciation in our Common Stock price. With respect to deferred dividend equivalents, these figures reflect the dividend equivalents attributable to deferred RSUs and the value of interest credits paid thereon.

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan

Certain of our employees, including our NEOs, can elect to defer up to 60% of their base pay. Base pay deferrals commence when year-to-date base pay exceeds the Internal Revenue Code limitation on qualified plan compensation, which was $265,000 in 2015. With respect to base pay deferrals only, we made a corresponding Company match credit in 2015 using the same formula as provided in our 401(k) Plan. For the NEOs, they were eligible for a Company match contribution in the 401(k) Plan and Excess Investment Plan, based on tiered years of service as described in the following table:

Years of Service on January 1	Company Match Formula for All NEOs	Maximum Company Match Rate as a Percentage of Base Pay
Up to 4 years	100% on first 3% of pay deferred; 50% on next 3%	4.5%
5 to 9 years	100% on first 6% of pay deferred	6.0%
10 to 14 years	100% on first 3% of pay deferred; 150% on next 3%	7.5%
15 years or more	150% on first 6% of pay deferred	9.0%

Based on these schedules, the maximum Company match rate for 2015, as a percentage of base pay for our NEOs, was:

Name	Maximum Company Match Rate
James D. Wehr	9.0%
Bonnie J. Malley	9.0%
Thomas M. Buckingham	9.0%
Edward W. Cassidy	6.0%
Christopher M. Wilkos	9.0%
Peter A. Hofmann	7.5%
The Excess Investment Plan provides participants with a choice of mutual fund offerings similar to those funds made available to employees under the 401(k) Plan. There are no above-market or guaranteed returns in the Excess Investment Plan. Participants can modify their investment selections at any time under the Excess Investment Plan. Deferrals are credited to the funds selected by the participants and based on the market price for such funds on the date such compensation would otherwise have been paid.

The following table sets forth the list of the mutual fund choices under the Excess Investment Plan and each fund’s total return for 2015.

Name of Fund	2015 Total Return Percentage (1)	Name of Fund	2015 Total Return Percentage (1)
Allianz NFJ Small Cap Value Fund Institutional Class	(7.93)%	Fidelity Freedom K® 2055 Fund	(0.11)%
American Beacon Stephens Small Cap Growth Fund Institutional Class	(4.74)%	Fidelity Freedom K® 2060 Fund	(0.16)%
American Funds EuroPacific Growth Fund Class R-6	(0.48)%	Fidelity Freedom K® Income Fund	(0.32)%
American Funds New Perspective Fund Class R-6	5.63%	Fidelity® Contrafund® - Class K	6.55%
Artisan Mid Cap Fund Institutional Class	2.42%	Fidelity® Growth Company Fund - Class K	7.94%
Fidelity Freedom K® 2005 Fund	(0.17)%	Fidelity® Low-Priced Stock Fund - Class K	(0.45)%
Fidelity Freedom K® 2010 Fund	(0.23)%	Fidelity® Money Market Trust Retirement Government Money Market II Portfolio	0.02%
Fidelity Freedom K® 2015 Fund	(0.22)%	Managed Income Portfolio Class 1	1.16%
Fidelity Freedom K® 2020 Fund	(0.14)%	MFS Value Fund Class R4	(0.54)%
Fidelity Freedom K® 2025 Fund	(0.15)%	Spartan® 500 Index – Institutional Class	1.36%
Fidelity Freedom K® 2030 Fund	(0.13)%	Spartan® U.S. Bond Index Fund – Fidelity Advantage Class	0.59%
Fidelity Freedom K® 2035 Fund	(0.13)%	Virtus Contrarian Value Fund Class I	(17.48)%
Fidelity Freedom K® 2040 Fund	(0.12)%	Virtus Multi-Sector Intermediate Bond Fund Class I	(1.60)%
Fidelity Freedom K® 2045 Fund	(0.14)%	Virtus Multi-Sector Short Term Bond Fund Class I	0.59%
Fidelity Freedom K® 2050 Fund	(0.15)%	Virtus Real Estate Securities Fund Class I	2.38%

(1)	Total return includes change in share value and reinvestment of dividends and capital gains, if any.

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

Change-in-Control Agreements

Any capitalized terms that appear in this section that are not defined otherwise can be found in Definitions.

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

In 2015, the Company conducted a comprehensive review of its Change-in-Control agreements that were made effective in 2016. The current agreements are in effect through the earlier of December 31, 2016 or a Change-in-Control.

Upon a qualifying termination of employment within two years of a Change-in-Control, all NEOs will receive their vested benefits under the Employee Pension Plan and 401(k)  Plan; benefits and conversion rights under the Consolidated Omnibus Budget and Reconciliation Act (“COBRA”), if applicable; and the non-qualified plans’ benefits pursuant to the terms of the plans. See the Pension Benefits table and the Non-Qualified Deferred Compensation table.

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

•
non-compete restrictions for executives determined by the Compensation Committee and, in the case of our CEO, the Board, for a period of up to 18 months and in consideration provide for a lump sum payment of the salary and target bonus opportunity that would have been paid or made available over a corresponding period of continued employment;

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

•
outplacement services commensurate with the NEO’s position; for those executives who are subject to non-compete covenants, outplacement services will be provided for a period of up to 12 months following the end of the non-compete period, limited pursuant to Internal Revenue Code Section 409A requirements;

•	non-solicitation restrictions;

•
an amount equal to a pro-rata portion of the annual incentive award earned for the year in which termination occurs (or target incentive, if greater) and a pro-rata portion of long-term awards for each then open cycle at target; and

•	vesting of benefits under equity compensation plans;

•	no additional service and vesting credit under the Company’s defined benefit pension plans because the pension plans have been frozen since April 1, 2010;

•
that unvested stock options are subject to double trigger vesting provisions wherein both a change-in-control and an executive’s termination of employment within certain prescribed periods must occur for the stock options to vest; and

•
that, with respect to the determination of performance-based long-term incentive awards, where a change-in-control occurs after the performance period but before the vesting date, the pro rata award payments will be based on the actual results, not the target amount.

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

The following table summarizes the value of the compensation and benefits that the NEOs would have received if their employment had been terminated involuntarily (other than for Cause) or if the NEO had terminated employment for Good Reason in connection with a Change-in-Control as of December 31, 2015.

Change-in-Control Payments
	James D. Wehr	Bonnie J. Malley	Thomas M. Buckingham	Edward W. Cassidy	Christopher M. Wilkos
Base Severance
Base Salary Component(1)	$700,000	$770,000	$720,000	$820,000	$770,000
Annual Incentive Target Component	700,000	670,000	500,000	1,597,980	670,000
Accrued Obligations and Additional Benefits
2015 Annual Incentive(2)	700,000	335,000	250,000	798,990	335,000
2015-2017 LTIP Cycle(3)	917,868	216,358	163,919	183,574	216,358
2014-2016 LTIP Cycle Grant B(4)	727,559	171,496	129,921	145,512	171,496
2014-2016 LTIP Cycle Grant A(5)	1,400,000	330,000	200,000	280,000	330,000
Deemed Vesting for Other Equity Awards(6)	—	—	—	93,750	—
Continuation of Health & Welfare Benefits(7)	18,203	28,871	137	28,871	28,871
Outplacement Services	9,895	9,895	9,895	9,895	9,895
SUBTOTAL	5,173,525	2,531,620	1,973,872	3,958,572	2,531,620
280G Cut-Back(8)	—	(237,441)	—	(223,878)	—
Provision for Restrictive Covenants(9)	2,100,000	—	—	—	—
TOTAL	$7,273,525	$2,294,179	$1,973,872	$3,734,694	$2,531,620

(1)
Mr. Wehr’s Base Salary Component reflects one times annual base salary, whereas all other NEOs reflect two times annual base salary. Mr. Wehr would also receive financial consideration for restrictive covenants equivalent to one and a half times the sum of annual base salary plus the PIP target award opportunity for that year (see Provision for Restrictive Covenants row in the table above).

(2)	Represents 2015 Annual Incentive at target, because the performance cycle results were not yet determinable as of December 31, 2015.

(3)
Represents prorated 2015 portion of 2015-2017 LTIP at target, because the performance cycle was not yet complete as of December 31, 2015. The value of the RSUs is included at $37.50 each, as laid out in the Nassau merger agreement.

(4)	Represents prorated 2015 portion of Grant B at target, because the performance cycle was not yet complete as of December 31, 2015.

(5)	Represents prorated 2015 portion of Grant A at target, because the performance cycle results were not yet determinable as of December 31, 2015.

(6)
Represents the cash value of unvested equity awards which would have accelerated vesting and become payable at target amounts. For Mr. Cassidy, this represents Saybrus RSAs which are payable in cash in three annual installments following his termination.

(7)	Reflects estimated Company cost of continuing to subsidize certain health and welfare benefits for the NEOs for two years.

(8)	Based on the value of parachute payments and other calculations as required under IRS Code Section 280G.

(9)	Represents payment related to non-compete restrictions contained in Mr. Wehr’s Change-in-Control agreement.

Definitions

“Cause” is defined as:

(i)	the Executive’s conviction or plea of nolo contendere to a felony (other than with respect to a traffic violation or an incident of vicarious liability);

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

“Change-in-Control” is defined as the first occurrence of:

(i)
any person acquires “beneficial ownership” (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company’s securities;

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

(iii)
the effective date of any merger, consolidation, share exchange, division, sale or other disposition of all or substantially all of the assets of the Company which is consummated (a “Corporate Event”), if immediately following the consummation of such Corporate Event the shareholders of the Company immediately prior to such Corporate Event do not hold, directly or indirectly, a majority of the voting power, in substantially the same proportion as prior to such Corporate Event, of (x) in the case of a merger or consolidation, the surviving or resulting corporation or (y) in the case of a division or a sale or other disposition of assets, each surviving, resulting or acquiring corporation which, immediately following the relevant Corporate Event, holds more than 35% of the consolidated assets of the Company immediately prior to such Corporate Event;

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

Elements of Director Compensation

For 2015, Board compensation for our Non-Employee Directors consisted of a flat retainer of $125,000 per year for each Non-Employee Director, an additional retainer for the non-executive Chairman of $85,000, additional retainers to all committee chairs, except the Chair of the Executive Committee, and a meeting fee in the amount of $1,500 per meeting for attendance at each Board and/or Committee meeting held in excess of the number of meetings anticipated for any calendar year. The schedule of additional annual retainers for Committee Chairs is as follows:

Committee Position	Additional Annual Retainer
Chairs of the Audit and Compensation Committees	$20,000
Chairs of the Finance and Governance Committees	$15,000

All retainers were paid quarterly in advance. Both retainers and meeting fees are paid in cash (either current or deferred), but Non-Employee Directors may elect to defer all or a portion of their cash retainers and fees into RSUs under the Company’s Directors Equity Deferral Plan. Non-Employee Directors also have the option to defer receipt of cash compensation into investment options available under the Company’s Directors Cash Deferral Plan. The following is a description of our non-qualified deferred compensation programs for our Non-Employee Directors:

•
In 2015, non-Employee Directors could elect to defer all or a portion of their cash compensation into RSUs under The Phoenix Companies, Inc. Directors Equity Deferral Plan. The number of RSUs credited upon deferral, including fractional RSUs, was equal to the cash amount that would otherwise be paid, divided by the closing price of our Common Stock on the date of payment (generally, the first business day of each calendar quarter). The Common Stock underlying each RSU, together with a cash payment equal to the cumulative dividend equivalents and interest, will be paid to the director following his or her termination of services as a director with the Company or, in certain circumstances, such earlier specified date elected by the director. All RSUs, dividend equivalents, and interest credits under this Plan are unfunded general obligations of the Company, for which the Company, at its discretion, may hedge in full or in part by making contributions to a trust. The Company hedged part of this obligation by making investments in its Common Stock. For 2016, this deferral option was not offered.

•
Non-Employee Directors may elect to defer all or a portion of their cash compensation under The Phoenix Companies, Inc. Directors Cash Deferral Plan. This Plan provides directors with the same choice of mutual fund offerings provided to employee participants in The Phoenix Companies, Inc., Non-Qualified Excess Investment Plan. See the fund listing in Non-Qualified Deferred Compensation. Directors can modify their investment elections at any time under the Plan. Deferrals are credited to the funds selected by the participants and based on the market price for such funds on the date such compensation would otherwise have been paid (generally, the first business day of each calendar quarter). Account balances under the Plan, reflecting cumulative appreciation/depreciation, dividends and interest credits (depending on the investment fund(s) chosen by the director) are paid to directors, based on the election made at the time of deferral, in lump sum or annual installments following the termination of services with the Company or, in certain circumstances, such earlier specified date elected by the director. All balances credited under this program are unfunded general obligations of the Company, for which the Company, at its discretion, may hedge in full or in part by making contributions to a trust. The Company currently hedges 100% of this obligation by making investments in the same funds and in the same amounts as participants have elected.

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

Share Ownership Guidelines and Restrictions on Trading

The Board has established share ownership guidelines for each director to accumulate shares of our Common Stock (including, for these purposes, RSUs) equal to three times the director annual retainer. Each Non-Employee Director must hold such stock until the end of his or her service as a director. The accumulation period to reach the guidelines for those directors who were Board members on July 12, 2012 is December 31, 2015. New members of the Board after July 12, 2012 must satisfy the guidelines within five years of joining the Board. These guidelines were revised in 2012 from a share-based minimum to a value-based minimum, resulting in additional shares being needed to meet the guidelines. As of December 31, 2015, five of our eight Non-Employee Directors had met the target ownership level. Two of the remaining Non-Employee Director are within the first five years of service, and both have made progress toward meeting their ownership guidelines.

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

Director Compensation Review

The Compensation Committee is required by its charter to review Board compensation every two years. The Committee conducted a review in 2015 based on an analysis prepared by management that was also reviewed by the Committee’s compensation consultant.

Market data utilized in the review is from the National Association of Corporate Directors Director Compensation Report: 2014-2015. This report reflects practices of 1,400 companies from 24 industries, with revenues of $50 million and up.

Management also referenced data from a set of 13 smaller public insurance companies listed in the table below.

Company Name
American Equity Investment Life Holding Company	National Western Life Insurance Company
American Financial Group Inc.	Primerica, Inc.
American National Insurance Company	StanCorp Financial Group, Inc.
CNO Financial Group Inc.	Symetra Financial Group, Inc.
FBL Financial Group	Torchmark Corporation
Independence Holding Company	Unum Group
Kansas City Life Insurance Company

In its competitive review, the Compensation Committee took into account the following factors:

•	Total compensation per director relative to market

•	Aggregate cost of Board compensation

•	Mix of Board fees and committee fees

•	Share ownership guidelines

As a result of this review, no changes were made to the current director compensation package for 2016 and 2017:

•	a flat retainer of $125,000 per year for each Non-Employee Director

•	an additional retainer for the non-executive Chairman of $85,000

•	additional retainers to all committee chairs, except the Chair of the Executive Committee:

Committee Position	Additional Annual Retainer
Chairs of the Audit and Compensation Committees	$20,000
Chairs of the Finance and Governance Committees	$15,000

•	a meeting fee in the amount of $1,500 per meeting for attendance at each Board and/or Committee meeting held in excess of the number of meetings anticipated for any calendar year

Director Summary Compensation Table

The following table sets forth information concerning the 2015 compensation of our Non-Employee Directors.

Name	Retainer Fees	Additional Meeting Fees	Total Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Martin N. Baily(2)(3)	$134,375	$16,500	$150,875	$2,410	$153,285
Arthur P. Byrne(2)	125,000	13,500	138,500	2,404	140,904
Sanford Cloud, Jr.(2)	145,000	15,000	160,000	4,016	164,016
John H. Forsgren(2)	210,000	15,000	225,000	2,304	227,304
Ann Maynard Gray	140,000	15,000	155,000	5,465	160,465
Andrew J. McMahon(2)(3)	57,292	4,500	61,792	6,077	67,869
Augustus K. Oliver, II(2)(3)	70,000	—	70,000	2,013	72,013
Westley V. Thompson(2)	125,000	15,000	140,000	2,602	142,602
Arthur F. Weinbach(2)	145,000	15,000	160,000	2,734	162,734

(1)	Represents amounts paid by the Company for life insurance premiums and charitable gifts, as applicable. No tax gross-up is paid on these benefits.

(2)
These directors elected to convert all or a portion of their cash compensation into deferred RSUs, subject to the same terms and conditions as their other RSUs. These RSUs were expensed and accounted for pursuant to ASC 718. The following table sets forth information concerning the 2014 RSUs voluntarily elected to be received in lieu of cash and the total outstanding RSU awards held by the Non-Employee Directors as of December 31, 2015. Figures are rounded to the nearest whole share.

Name	Number of RSUs Received in 2015 in Lieu of Cash	Total Number of RSUs Outstanding
Martin N. Baily	2,358	11,922
Arthur P. Byrne	4,210	23,320
Sanford Cloud, Jr.	2,433	13,249
John H. Forsgren	1,716	11,383
Ann Maynard Gray	—	5,355
Andrew J. McMahon	2,701	2,701
Augustus K. Oliver, II	1,248	—
Westley V. Thompson	4,251	5,023
Arthur F. Weinbach	4,865	27,071
For 2015, there were no cash deferrals by any of the directors

(3)
Retainer is prorated to reflect period of service on the Board. Mr. Baily became the Finance Committee Chair on May 14, 2015. Mr. McMahon was appointed to the Board of Directors effective July 16, 2015. Mr. Oliver’s Board service ended on May 14, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2015 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average issue price of outstanding options, warrants and rights [1]	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan [2]	50,122	[3]	N/A	38,997
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan [4]	34,410	[5]	$180.16	181,801
– Directors Stock Plan [6]	—		N/A	50,389
– Directors Equity Deferral Plan [7]	90,055		N/A	—
Total plans not approved by shareholders	124,465		$180.16	232,190
Total	174,587		$180.16	271,187
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

[4]
A copy of the Stock Incentive Plan was filed as Exhibit 10.2 to the first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008. The first amendment to the Stock Incentive Plan was filed as Exhibit 10.2 to our 2008 Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2009. The Stock Incentive Plan was adopted as part of our plan of demutualization, which was approved in its entirety by our policyholders of record at that time, and became effective June 26, 2001. As the Stock Incentive Plan was adopted both prior to the time at which the Company’s stock became registered to trade under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and prior to the effective date of the NYSE corporate governance rules pertaining to equity compensation plans, shareholder approval of the Plan is not required under such NYSE rules. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

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
The exercise price per share subject to an option will not be less than the fair market value of such share on the option’s grant date. Each option will generally become exercisable in equal installments on each of the first three anniversaries of the grant date, except that no option may be exercised after the tenth anniversary of its grant date. Options may not be transferred by the grantee, except in the event of death or, if the Committee permits, the transfer of non-qualified stock options by gift or domestic relations order to the grantee’s immediate family members. Upon a grantee’s death, any outstanding options previously granted to such grantee will be exercisable by the grantee’s designated beneficiary until the earlier of the expiration of the option or five years following the grantee’s death. If the grantee terminates employment by reason of disability or retirement, any outstanding option will continue to vest as if the grantee’s service had not terminated and the grantee may exercise any vested option until the earlier of five years following termination of employment or the expiration of the option. If the grantee’s employment is terminated for cause, the grantee will forfeit any outstanding options. If the grantee’s employment terminates in connection with a divestiture of a business unit or subsidiary or similar transaction, the Committee may provide that all or some outstanding options will continue to become exercisable and may be exercised at any time prior to the earlier of the expiration of the term of the options and the third anniversary of the grantee’s termination of service. If the grantee terminates employment for any other reason, any vested options held by the grantee at the date of termination will remain exercisable for a period of 30 days and any then unvested options will be forfeited.

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

Under the Directors Equity Deferral Plan, non-employee members of the Board may voluntarily defer all or a portion of the cash portion of any fees and payments to the Directors attributable to their service as a member of the Board into RSUs. The RSUs will be converted into shares of Company common stock when the Directors separate from service as a member of the Board and will be distributed within a certain period after such separation. No specific number of shares are reserved for issuance in respect of the Directors Equity Deferral Plan, as all of the shares to be issued thereunder are issued in respect of a Director’s decision to exchange cash otherwise payable currently for services as Director for the receipt of shares of stock at a later date on a tax deferred basis, based on the fair market value of the underlying stock at the time of the exchange. The shares of common stock that are issuable under the Plan are exempt from registration pursuant to Regulation D, and a Form D has been filed reflecting the use of such exemption.
All Directors RSUs credited since June 16, 2009 have been issued pursuant to the terms of this Deferral Plan.

INFORMATION ON STOCK OWNERSHIP

Directors and Executive Officers

The table below shows the beneficial ownership of our Common Stock by each director, and by each of the executive officers in the Summary Compensation Table, and by all directors, director nominees and executive officers as a group. Unless otherwise indicated in a note, each person listed in the table owns the shares shown directly with sole voting and investment power.

The table also details ownership of RSUs whose conversion into shares is not contingent upon any performance-based criteria, including RSUs elected to be received in lieu of cash and RSUs elected or required to be deferred until following termination of employment. For information about RSUs, see column (h) of the Outstanding Equity Awards at Fiscal Year-End table. Since neither the directors nor the officers have power to vote the shares underlying their RSUs (unless the shares underlying the RSUs are held in a Rabbi trust) or power to sell, transfer or encumber their RSUs (except in some cases, for transfers to immediate family members or to a trust for those members’ benefit), for purposes of this table, no RSU is counted as beneficially owned by such director or officer.

Name of Beneficial Owner	Shares Beneficially Owned [1][2]		Options Exercisable Within 60 Days [1][3]	Restricted Stock Units [1][4]	Total [1][5]	Percentage of Common Stock [6]
Martin N. Baily	14,136		—	—	14,136	*
Arthur P. Byrne	33,036		—	—	33,036	*
Sanford Cloud Jr.	15,577		—	—	15,577	*
John H. Forsgren	11,583		—	—	11,583	*
Ann Maynard Gray	8,105		—	—	8,105	*
Andrew J. McMahon	2,701		—	—	2,701	*
Augustus K. Oliver, II	19,547		—	—	19,547	*
Westley V. Thompson	5,023		—	—	5,023	*
Arthur F. Weinbach	27,071		—	—	27,071	*
Thomas M. Buckingham [7]	2,844		2,251	2,595	7,690	*
Edward W. Cassidy [8]	9,812		6,058	3,471	19,341	*
Bonnie J. Malley [9]	5,653		5,122	3,425	14,200	*
James D. Wehr [10]	37,672		5,608	14,530	57,810	*
Christopher M. Wilkos [11]	9,041		2,206	3,425	14,672	*
All directors, director nominees and executive officers as a group (18 people) [12]	192,616	[13]	22,128	33,738	248,482	3.73%

*	Less than one percent

[1]
With the exception of Messr. Oliver, all holdings are stated as of December 31, 2015, and are rounded to the nearest whole number. Mr. Oliver’s holdings are stated as of April 2, 2015, which is the date of the latest Form 4 filed with the SEC and other information available to Phoenix.

[2]
In the case of the executive officers, the figures include share equivalents held in the 401(k) Plan. In the case of the directors, the figures include vested RSUs with associated shares of common stock held in a Rabbi trust with pass through voting rights.

[3]	Reflects the number of shares that could be acquired under options exercisable within 60 days of December 31, 2015.

[4]
Reflects those RSUs outstanding whose conversion into shares is not contingent upon any performance-based criteria. Except as noted in footnote 2 above, directors and officers do not have the power to vote the shares underlying the RSUs.

[5]
Represents the sum of the total shares beneficially owned, the shares underlying options exercisable within 60 days of December 31, 2015 and the shares into which the RSUs will be converted if the applicable service-based conditions for vesting and issuance are met.

[6]	Reflects, as a percentage of our outstanding Common Stock (5,750,880 shares as of December 31, 2015), the total of the first two columns.

[7]	Includes 972 share equivalents held in the 401(k) Plan.

[8]	Includes 4,949 share equivalents held in the 401(k) Plan.

[9]	Includes 1,721 share equivalents held in the 401(k) Plan.

[10]	Includes 4,602 share equivalents held in the 401(k) Plan.

[11]	Includes 2,454 share equivalents held in the 401(k) Plan.

[12]	Messr. Oliver’s numbers are not reflected in the total row (last row in the table) because he was no longer serving as an officer or director on December 31, 2015.

[13]	Includes 15,383 share equivalents held in the 401(k) Plan.

Certain Shareholders

The following table lists the beneficial owners known to the Company as of March 14, 2016 of more than 5% of our Common Stock. In furnishing the information below, the Company has relied on information filed with the SEC by the beneficial owners reflecting beneficial ownership as of December 31, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
Toscafund Asset Management LLP 90 Long Acre, 7th Floor London, England WC2E 9RA	440,392	[1]	7.60%	[1]
Morgan Stanley and Morgan Stanley Capital Services, LLC 1585 Broadway New York, NY 10036	346,907	[2]	6.00%	[2]
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	304,409	[3]	5.25%	[3]

[1]	Based on a Schedule 13G/A filed with the SEC on February 4, 2016 by Toscafund Asset Management LLP.

[2]	Based on a Schedule 13G/A filed with the SEC on February 5, 2016 by Morgan Stanley and Morgan Stanley Capital Services, LLC.

[3]	Based on a Schedule 13G/A filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Person Transactions

On November 2, 2006, the Board adopted a written Policy Regarding Transactions with Related Persons (the “Related Person Policy”). The Related Person Policy provides that any Related Person (as defined by Item 404(a) of Regulation S-K) must promptly report to the Company’s General Counsel any direct or indirect material interest in any transaction that is reportable by the Company in its Proxy Statement pursuant to Item 404(a) of Regulation S-K (each, a “Related Person Transaction”), that is, any transaction in which the Company was or is to be a participant, the amount involved exceeds $120,000 and any Related Person had or will have a direct or indirect material interest. The General Counsel will promptly communicate such information to the Audit Committee. No Related Person Transaction may be consummated or shall continue without the approval or ratification of the Audit Committee and any director that is a party to a Related Person Transaction shall recuse himself or herself from any such vote.

On November 6, 2015, State Farm Mutual Automobile Insurance Company (“State Farm”) filed a Schedule 13G which indicated that they no longer owned any of our outstanding common stock. In 2015, 2014 and 2013, we incurred $3.0 million, $2.7 million and $2.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

On January 7, 2016, we announced a solicitation seeking consent of holders of our 7.45% Quarterly Interest Bonds due 2032 to amend the indenture governing the bonds. In connection with this consent solicitation, we have retained Morgan Stanley & Co. LLC to serve as our solicitation agent. Morgan Stanley currently owns of record approximately 6.0% of our outstanding common stock. In 2015, 2014 and 2013, we incurred $0, $1.1 million and $2.1 million, respectively, for fees associated with bondholder solicitations seeking consent to amend the indenture governing our 7.45% senior unsecured bonds.

See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

All Related Person Transactions have been approved or ratified by the Audit Committee in compliance with the Related Person Policy.

Independent Directors

A majority of the directors of the Board must meet the criteria for independence established by the Board in accordance with the NYSE rules. Under these rules, a director will not qualify as independent unless the Board affirmatively determines that the director has no material relationship with the Company. As permitted by the NYSE rules, the Governance Committee has recommended, and the Board has adopted, a set of categorical standards (the “Categorical Independence Standards”) to assist the Board in making independence determinations. These Categorical Independence Standards may be found on our web site at www.phoenixwm.com, in the Investor Relations section, under the heading “Corporate Governance.” In March 2016, the Governance Committee and the Board evaluated the independence of each director other than our CEO, who is a Company employee, in accordance with the provisions of the Categorical Independence Standards and the NYSE rules. As a result of this evaluation, the Governance Committee has recommended, and the Board has affirmatively determined, that all members of the Board other than the CEO, including each member of the Audit, Compensation and Governance Committees, are independent under both the Categorical Independence Standards and applicable NYSE rules.

Item 14.	Principal Accounting Fees and Services

The Board has a policy to assure the independence of its independent registered public accounting firm. Prior to each fiscal year, the Audit Committee receives a written report from the Company’s auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. The Audit Committee may approve the scope and fees not only for the proposed audit, but also for various recurring audit-related services. For services of its independent registered public accounting firm that are neither audit-related, nor recurring, a Company vice president may submit in writing a request to the Company’s internal auditor accompanied by approval of the Company’s Chief Financial Officer or Chief Accounting Officer. The Audit Committee may pre-approve the requested service as long as it is not a prohibited non-audit service and the performance of such service would be consistent with all applicable rules on auditor independence. The Audit Committee may also delegate pre-approval authority to one or more of its members. All services performed for us by our auditors in 2015 were pre-approved by the Audit Committee pursuant to the policy described above.

On June 11, 2015, the company announced the appointment of KPMG LLP (“KPMG”) to serve as the company’s principal independent registered public accounting firm, replacing PricewaterhouseCoopers, LLP (“PwC”). The transition became effective on June 11, 2015. The Audit Committee of the Board approved the transition from PwC to KPMG after completing the request for proposal process disclosed on March 31, 2015.

The services performed by our auditors in 2015 and 2014 are described below. The auditors do not provide any services to us prohibited under applicable laws and regulations. To the extent our auditor provides us with consulting services, those services are closely monitored and controlled by both management and the Audit Committee to ensure that their nature and extent do not interfere with the auditor’s independence. The independence of the auditor is also considered annually by our Board.

PwC amounts invoiced within the 2015 and 2014 financial statements were $777,984 and $52,301,380, respectively. These amounts include the audit fees referenced in the following table plus additional fees associated with the restatements of the Company’s financial statements.

PwC Fees:	2015	2014
Audit fees [1]	$678,770	$33,800,000
Audit-related fees [2]	—	2,847
Tax fees	—	—
All other fees [3]	99,214	4,379
Total fees	$777,984	$33,807,226

[1]
Amounts represent fees for the annual audits of our financial statements and internal controls, reviews of our financial statements for interim periods, audits of statutory and other regulatory filings and audits of our internal control over financial reporting. In addition, these amounts include fees for consents and other assistance related to documents filed with the SEC.

[2]	Amounts represent fees for control reviews and the performance of agreed upon procedures.

[3]	Amounts represent fees for research and regulatory reporting compliance software as well as auditor workpaper review.

KPMG Fees:	2015	2014
Audit fees [1]	$19,000,000	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$19,000,000	$—

[1]
Amounts represent fees for the annual audits of our financial statements and internal controls, reviews of our financial statements for interim periods, audits of statutory and other regulatory filings and audits of our internal control over financial reporting. In addition, these amounts include fees for consents and other assistance related to documents filed with the SEC.

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

3.
Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Form 10-K. Exhibit numbers 10.1 through 10.69 are management contracts or compensatory plans or arrangements.

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 15, 2016	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 15, 2016	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 15, 2016	By:	/s/ Ernest M. McNeill, Jr.
Ernest M. McNeill, Jr.
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 15, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Andrew J. McMahon, Director

*	*
Arthur P. Byrne, Director	Westley V. Thompson, Director

*	/s/ James D. Wehr
Sanford Cloud, Jr., Director	James D. Wehr, Director

*	*
John H. Forsgren, Chairman	Arthur F. Weinbach, Director

*
Ann Maynard Gray, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Phoenix Companies, Inc.:

We have audited the accompanying consolidated balance sheet of The Phoenix Companies, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Phoenix Companies Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Phoenix Companies, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2016

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Operations and Comprehensive Income

	For the years ended December 31,
($ in millions, except per share data)	2015	2014	2013
REVENUES:
Premiums	$349.1	$332.1	$351.6
Fee income	543.6	545.1	550.3
Net investment income	834.9	830.9	789.7
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(20.8)	(7.7)	(7.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(2.0)	(0.4)	(4.8)
Net OTTI losses recognized in earnings	(22.8)	(8.1)	(11.8)
Net realized gains (losses), excluding OTTI losses	(10.0)	(33.1)	27.8
Net realized gains (losses)	(32.8)	(41.2)	16.0
Total revenues	1,694.8	1,666.9	1,707.6
BENEFITS AND EXPENSES:
Policy benefits	1,186.6	1,119.2	965.1
Policyholder dividends	211.5	244.8	235.9
Policy acquisition cost amortization	77.8	119.6	103.1
Interest expense on indebtedness	28.3	28.3	28.3
Other operating expenses	349.9	350.2	337.1
Total benefits and expenses	1,854.1	1,862.1	1,669.5
Income (loss) from continuing operations before income taxes	(159.3)	(195.2)	38.1
Income tax expense (benefit)	(34.3)	10.5	8.5
Income (loss) from continuing operations	(125.0)	(205.7)	29.6
Income (loss) from discontinued operations, net of income taxes	(2.0)	(3.5)	(2.9)
Net income (loss)	(127.0)	(209.2)	26.7
Less: Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7
Net income (loss) attributable to The Phoenix Companies, Inc.	$(133.7)	$(213.2)	$26.0
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(133.7)	$(213.2)	$26.0
Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7
Net income (loss)	(127.0)	(209.2)	26.7
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(107.7)	66.5	(62.7)
Net pension liability adjustment	4.6	(80.2)	101.0
Other comprehensive income (loss) before income taxes	(103.1)	(13.7)	38.3
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(71.3)	35.7	(20.5)
Net pension liability adjustment	—	—	—
Total income tax expense (benefit)	(71.3)	35.7	(20.5)
Other comprehensive income (loss), net of income taxes	(31.8)	(49.4)	58.8
Comprehensive income (loss)	(158.8)	$(258.6)	$85.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	6.7	4.0	0.7
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(165.5)	$(262.6)	$84.8

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Operations and Comprehensive Income

(Continued from previous page)	For the years ended December 31,
($ in millions, except per share data)	2015	2014	2013
EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(22.90)	$(36.48)	$5.04
Income (loss) from continuing operations – diluted	$(22.90)	$(36.48)	$5.01
Income (loss) from discontinued operations – basic	$(0.35)	$(0.61)	$(0.51)
Income (loss) from discontinued operations – diluted	$(0.35)	$(0.61)	$(0.50)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(23.25)	$(37.09)	$4.53
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(23.25)	$(37.09)	$4.51
Basic weighted-average common shares outstanding (in thousands)	5,751	5,748	5,735
Diluted weighted-average common shares outstanding (in thousands)	5,751	5,748	5,764

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Balance Sheets

	As of December 31,
($ in millions, except share data)	2015	2014
ASSETS:
Available-for-sale debt securities, at fair value (cost of $11,993.6 and $11,978.0)	$12,190.7	$12,679.3
Available-for-sale equity securities, at fair value (cost of $154.6 and $156.0)	182.0	179.5
Short-term investments	164.8	149.7
Limited partnerships and other investments	518.7	542.8
Policy loans, at unpaid principal balances	2,382.5	2,352.1
Derivative instruments	103.5	161.3
Fair value investments	165.0	235.4
Total investments	15,707.2	16,300.1
Cash and cash equivalents	627.3	450.0
Accrued investment income	179.2	176.7
Reinsurance recoverable	590.7	559.1
Deferred policy acquisition costs	941.1	848.6
Deferred income taxes, net	105.5	34.2
Other assets	361.7	311.3
Discontinued operations assets	42.8	45.2
Separate account assets	2,536.4	3,020.7
Total assets	$21,091.9	$21,745.9

LIABILITIES:
Policy liabilities and accruals	$12,342.7	$12,417.6
Policyholder deposit funds	4,333.2	3,955.0
Dividend obligations	716.8	916.8
Indebtedness	378.9	378.9
Pension and post-employment liabilities	361.6	380.0
Other liabilities	210.7	289.8
Discontinued operations liabilities	37.8	40.5
Separate account liabilities	2,536.4	3,020.7
Total liabilities	20,918.1	21,399.3

COMMITMENTS AND CONTINGENCIES (Notes 21, 22 and 23)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.8 million shares outstanding	0.1	0.1
Additional paid-in capital	2,632.9	2,632.8
Accumulated other comprehensive income (loss)	(266.2)	(234.4)
Retained earnings (accumulated deficit)	(2,022.7)	(1,889.0)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	161.2	326.6
Noncontrolling interests	12.6	20.0
Total stockholders’ equity	173.8	346.6
Total liabilities and stockholders’ equity	$21,091.9	$21,745.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
($ in millions)	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(133.7)	$(213.2)	$26.0
Net realized gains / losses	31.0	40.5	(20.4)
Policy acquisition costs deferred	(87.4)	(72.9)	(58.4)
Policy acquisition cost amortization	77.8	119.6	103.1
Amortization and depreciation	5.5	6.0	8.2
Interest credited	137.4	151.5	139.0
Equity in earnings of limited partnerships and other investments	(55.1)	(59.7)	(58.9)
Change in:
Accrued investment income	(112.4)	(109.2)	(86.0)
Reinsurance recoverable	(27.7)	39.1	(8.4)
Policy liabilities and accruals	(445.3)	(430.9)	(591.8)
Dividend obligations	41.3	72.4	57.1
Pension and post-employment liabilities	(13.8)	(13.3)	(14.1)
Impact of operating activities of consolidated investment entities, net	15.6	(33.8)	(2.1)
Other operating activities, net	(49.7)	3.4	60.1
Cash provided by (used for) operating activities	(616.5)	(500.5)	(446.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,196.9)	(2,272.6)	(2,460.7)
Available-for-sale equity securities	(22.5)	(53.6)	(59.6)
Short-term investments	(763.2)	(1,794.4)	(1,559.7)
Derivative instruments	(35.5)	(62.7)	(101.9)
Fair value and other investments	(1.3)	(2.7)	(27.0)
Sales, repayments and maturities of:
Available-for-sale debt securities	2,238.3	1,651.9	2,130.7
Available-for-sale equity securities	19.6	21.4	13.4
Short-term investments	748.4	2,005.9	1,909.2
Derivative instruments	21.2	96.2	49.5
Fair value and other investments	55.1	23.8	26.6
Contributions to limited partnerships and limited liability corporations	(106.1)	(84.2)	(72.4)
Distributions from limited partnerships and limited liability corporations	143.4	157.1	146.8
Policy loans, net	50.4	78.0	80.8
Impact of investing activities of consolidated investment entities, net	—	—	—
Other investing activities, net	0.4	(8.9)	(10.4)
Cash provided by (used for) investing activities	151.3	(244.8)	65.3

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Cash Flows

(Continued from previous page)	For the years ended December 31,
($ in millions)	2015	2014	2013
FINANCING ACTIVITIES:
Policyholder deposits	1,456.4	1,457.2	1,355.0
Policyholder withdrawals	(1,140.6)	(1,200.6)	(1,140.4)
Net transfers (to) from separate accounts	342.7	439.4	412.9
Impact of financing activities of consolidated investment entities, net	(14.2)	4.1	4.5
Cash provided by (used for) financing activities	644.3	700.1	632.0
Change in cash and cash equivalents	179.1	(45.2)	250.7
Change in cash included in discontinued operations assets	(1.8)	(1.2)	(0.7)
Cash and cash equivalents, beginning of period	450.0	496.4	246.4
Cash and cash equivalents, end of period	$627.3	$450.0	$496.4
Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(4.8)	$(0.2)	$(5.4)
Interest expense on indebtedness paid	$(27.9)	$(27.9)	$(27.9)
Non-Cash Transactions During the Period
Investment exchanges	$89.4	$93.3	$98.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
($ in millions)	2015	2014	2013
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1	$0.1
Balance, end of period	$0.1	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,632.8	$2,633.1	$2,633.1
Issuance of shares and compensation expense on stock compensation awards	0.1	(0.3)	—
Balance, end of period	$2,632.9	$2,632.8	$2,633.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(234.4)	$(185.0)	$(243.8)
Other comprehensive income (loss)	(31.8)	(49.4)	58.8
Balance, end of period	$(266.2)	$(234.4)	$(185.0)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(1,889.0)	$(1,675.8)	$(1,701.8)
Net income (loss)	(133.7)	(213.2)	26.0
Balance, end of period	$(2,022.7)	$(1,889.0)	$(1,675.8)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)	$(182.9)
Treasury shares purchased	—	—	—
Balance, end of period	$(182.9)	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$326.6	$589.5	$504.7
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(165.4)	(262.9)	84.8
Balance, end of period	$161.2	$326.6	$589.5

NONCONTROLLING INTERESTS:
Balance, beginning of period	$20.0	$11.8	$6.7
Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7
Contributions to noncontrolling interests	0.8	4.2	4.6
Distributions from noncontrolling interests	(14.9)	—	(0.2)
Balance, end of period	$12.6	$20.0	$11.8

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$346.6	$601.3	$511.4
Change in stockholders’ equity	(172.8)	(254.7)	89.9
Balance, end of period	$173.8	$346.6	$601.3
The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements ($ in millions, except per share and per unit data) For the years ended December 31, 2015, 2014 and 2013

1.	Organization and Description of Business

The Phoenix Companies, Inc. is a holding company for its insurance and financial services subsidiaries, principally Phoenix Life Insurance Company (“Phoenix Life”) and PHL Variable Insurance Company (“PHL Variable”) that provide life insurance and annuity products to both affluent and middle market consumers. Phoenix Life and PHL Variable, collectively with Phoenix Life and Annuity Company (“PLAC”) and American Phoenix Life and Reassurance Company (“APLAR”), are our Life Companies (collectively, with the holding company, “we,” “our,” “us,” the “Company,” “PNX” or “Phoenix”). Our products are distributed through independent agents and financial advisors. Most of our life insurance in force is permanent life insurance insuring one or more lives and our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015 the merger was approved by Phoenix shareholders. The transaction remains subject to regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly-owned subsidiary of Nassau.

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

Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) and estimated gross margins (“EGMs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets which could have a material impact on the consolidated financial statements. Actual results could differ from these estimates.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of December 31, 2015 and 2014, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets, net of contributions payable to subsidiaries) totaled $65.8 million and $78.3 million, respectively.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. Dividends from Phoenix Life are limited under the insurance company laws of New York. See Note 20 to these consolidated financial statements for additional information. As a result of the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable, including $30.0 million of dividends declared subsequent to June 30, 2015. In 2016, Phoenix Life is permitted to pay dividends of $37.2 million. During the year ended December 31, 2015, Phoenix Life declared and paid $59.9 million in dividends. PHL Variable does not have any dividend capacity in 2016.

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
We pay interest on senior unsecured bonds. Interest paid on senior unsecured bonds for the years ended December 31, 2015, 2014 and 2013 was $20.0 million, $20.0 million and $20.0 million, respectively. As of December 31, 2015, future minimum annual principal payments on senior unsecured bonds are $268.6 million in 2032. See Note 8 to these consolidated financial statements for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement. The subsidiaries compute their provision for federal income taxes as if they were filing a separate federal income tax return. There are quarterly settlements among the companies representing both the subsidiaries estimated separate company tax liability for the current tax year and any amount that such subsidiaries overpaid to the holding company for a taxable year. As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, in October 2015, the Company funded the escrow with $76.2 million of assets, including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company.

•
The holding company pays operating expenses associated with its operation. It has also paid the majority of the expenses associated with prior restatements of the Company’s financial statements. Holding company operating expenses for the years ended December 31, 2015, 2014 and 2013 were $30.6 million, $102.6 million and $70.7 million, respectively. There are expense sharing arrangements in place among the holding company and its operating subsidiaries. However, given unique circumstances regarding the historical restatements of the Company’s financial statements, management determined it was in the best interest of the Company that the majority of these costs be borne by the holding company.

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum Company Action Level risk-based capital (“RBC”) ratio of 200% (Authorized Control Level ratio of 400%) at PHL Variable. As of December 31, 2015, PHL Variable had an RBC ratio of 200%, compared with 218% as of December 31, 2014. As a result of the de-stacking, an existing commitment by Phoenix Life to keep PHL Variable’s capital and surplus at 250% of Authorized Control Level RBC (125% Company Action Level) was extinguished. PHL Variable’s statutory capital and surplus reflects the benefit of $33.1 million and $15.0 million of capital contributions in 2015 and 2014, respectively, and Phoenix may need to make additional capital contributions in the future.

The need for additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations in the holding company through 2016 and beyond.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Accounting standards not yet adopted

Leases

In February 2016, the FASB issued updated guidance to improve financial reporting about leasing transactions. The guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within the annual reporting period. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance affecting the accounting for equity investments, financial liabilities under the fair value options, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This new guidance may impact our ability to consider our existing deferred tax assets realizable. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. For public business entities, the amendments in the update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim period within those annual periods. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments

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

2. Basis of Presentation and Significant Accounting Policies (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Limited Partnerships and Other Investments

Limited partnerships including private equity and mezzanine funds, infrastructure funds, hedge funds, joint venture interests and direct equity investments in which we do not have voting control or power to direct activities are recorded using the equity method of accounting. The equity method of accounting requires that the investment be initially recorded at cost and the carrying amount of the investment subsequently adjusted to recognize our share of the earnings or losses. We record our equity in the earnings in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the timing of the related financial statements. The contributions to and distributions from limited partnerships and other investments are classified as investing activities within the statement of cash flows.

The Company routinely evaluates these investments for impairments. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment (“OTTI”) has occurred, the impairment loss is recorded within net investment gains (losses).

Other investments also include leveraged lease investments which represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. Prior to the fourth quarter of 2015, it further included investments in life settlement contracts accounted for under the investment method under which the Company recognizes its initial investment in life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force comprising mainly life insurance premiums, increase the carrying value of the investment while income on individual life settlement contracts are recognized when the insured dies, at an amount equal to the excess of the contract proceeds over the carrying amount of the contract at that time. Contracts were reviewed annually for indications that the expected future proceeds from the contract would not be sufficient to recover estimated future carrying amount of the contract (current carrying amount for the contract plus anticipated undiscounted future premiums and other capitalizable future costs.) Any such contracts identified are written down to estimated fair value. During the second quarter of 2015, as a result of plans to sell or liquidate the life settlement contracts, the Company recorded the life settlement contracts at fair value. In December 2015, the life settlement contracts were sold. See Note 7 to these consolidated financial statements for additional information.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

See Note 7 to these consolidated financial statements for additional information regarding VIEs.

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of policy loans are at variable interest rates that are reset annually on the policy anniversary.

Fair Value Instruments

Debt securities held at fair value include securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”) and certain available-for-sale structured securities held at fair value. The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” See Note 12 to these consolidated financial statements for additional disclosures related to these securities.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Deferred Policy Acquisition Costs

We defer incremental direct costs related to the successful sale of new or renewal contracts. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. These costs include principally commissions, underwriting and policy issue expenses, and certain other expenses that are directly related to successfully issued contracts.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (7.7% long-term return assumption) Variable Universal Life (7.9% long-term return assumption)
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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Sales inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of DAC. The Company unlocks the assumptions used in the amortization of the deferred sales inducement assets consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the consolidated balance sheets and amortization of deferred sales inducements is included in other operating expense on the consolidated statements of operations and comprehensive income.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to mortality rates guaranteed in calculating the cash surrender values described in such contracts, contractual guaranteed rates of interest which range from 2.3% to 6.0% and morbidity. Participating insurance represented 20.3% and 20.7% of direct individual life insurance in force at December 31, 2015 and 2014, respectively.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These liabilities are accounted for at fair value within policyholder deposit funds on the consolidated balance sheets with changes in the fair value of embedded derivatives recorded in realized investment gains on the consolidated statements of operations and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted.

Fixed indexed annuities offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the consolidated balance sheets with changes in fair value recorded in realized investment gains and losses in the consolidated statements of operations and comprehensive income. The fair value of these index options is based on the impact of projected interest rates and equity markets and is discounted using the projected interest rate. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

See Note 10 to these consolidated financial statements for additional information regarding embedded derivatives.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. The fee for these riders is recorded in fee income. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. See Note 10 to these consolidated financial statements for additional information.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Audit fees and other professional fees

Professional fees associated with the restatement of our prior period financial statements were recognized and expensed as incurred. The fees associated with the restatement of the 2012 Form 10-K totaled $44.0 million and $62.9 million in 2014 and 2013, respectively.

3.	Reinsurance

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

Trust agreements and irrevocable letters of credit aggregating $46.7 million at December 31, 2015 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $4.4 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to continue to assume and cede premiums related to existing contracts. See Note 22 to these consolidated financial statements for additional information.

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $590.7 million and $559.1 million as of December 31, 2015 and 2014, respectively. Other reinsurance activity is shown below.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

3. Reinsurance (continued)

Direct Business and Reinsurance in Continuing Operations:	For the years ended December 31,
($ in millions)	2015	2014	2013

Direct premiums	$454.1	$473.2	$501.8
Premiums assumed	8.7	9.7	11.8
Premiums ceded [1]	(113.7)	(150.8)	(162.0)
Premiums	$349.1	$332.1	$351.6
Percentage of amount assumed to net premiums	2.5%	2.9%	3.4%

Direct policy benefits incurred	$1,020.8	$785.3	$819.1
Policy benefits assumed	41.9	42.5	22.7
Policy benefits ceded	(235.1)	(241.9)	(265.4)
Premiums paid [2]	97.3	95.8	83.1
Policy benefits [3]	$924.9	$681.7	$659.5

Direct life insurance in force	$91,469.3	$95,811.4	$102,405.6
Life insurance in force assumed	1,771.1	1,721.0	1,678.2
Life insurance in force ceded	(51,064.8)	(58,022.4)	(62,553.8)
Life insurance in force	$42,175.6	$39,510.0	$41,530.0
Percentage of amount assumed to net insurance in force	4.2%	4.4%	4.0%
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $261.7 million, $437.5 million and $305.6 million, net of reinsurance, for the years ended December 31, 2015, 2014 and 2013, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2015, five major reinsurance companies account for approximately 68% of the reinsurance recoverable.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at December 31, 2015 and 2014, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2015	2014	Inception

Available-for-sale debt securities	$5,285.4	$5,877.0	$4,773.1
Available-for-sale equity securities	90.1	91.7	—
Short-term investments	25.0	—	—
Limited partnerships and other investments	352.7	343.4	399.0
Policy loans	1,121.0	1,159.1	1,380.0
Fair value investments	53.1	59.8	—
Total closed block investments	6,927.3	7,531.0	6,552.1
Cash and cash equivalents	290.8	89.6	—
Accrued investment income	75.5	80.7	106.8
Reinsurance recoverable	30.0	19.1	—
Deferred income taxes, net	278.7	290.3	389.4
Other closed block assets	53.7	67.4	41.4
Total closed block assets	7,656.0	8,078.1	7,089.7
Policy liabilities and accruals	7,816.5	8,058.2	8,301.7
Policyholder dividends payable	191.1	201.9	325.1
Policy dividend obligation	525.5	714.8	—
Other closed block liabilities	46.6	48.0	12.3
Total closed block liabilities	8,579.7	9,022.9	8,639.1
Excess of closed block liabilities over closed block assets [1]	923.7	944.8	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(8.1)	(11.8)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$931.8	$956.6
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	For the years ended December 31,
($ in millions)	2015	2014	2013
Closed block revenues
Premiums	$309.2	$301.8	$317.8
Net investment income	395.0	411.1	409.6
Net realized gains (losses)	1.0	12.8	16.6
Total revenues	705.2	725.7	744.0
Policy benefits	447.3	438.4	464.5
Other operating expenses	3.7	2.7	5.3
Total benefits and expenses	451.0	441.1	469.8
Closed block contribution to income before dividends and income taxes	254.2	284.6	274.2
Policyholder dividends	(212.2)	(244.6)	(235.7)
Closed block contribution to income before income taxes	42.0	40.0	38.5
Applicable income tax expense	13.5	13.3	13.4
Closed block contribution to income	28.5	26.7	25.1
Less: Closed block contribution to income attributable to noncontrolling interests	3.5	2.0	0.3
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$25.0	$24.7	$24.8

Policyholder dividend obligation
Policyholder dividends recorded through earnings	$212.2	$244.6	$235.7
Policyholder dividends recorded through OCI	(241.4)	138.8	(308.4)
Additions to (reductions of) policyholder dividend liabilities	(29.2)	383.4	(72.7)
Policyholder dividends paid	(170.9)	(172.2)	(178.6)
Increase (decrease) in policyholder dividend liabilities	(200.1)	211.2	(251.3)
Policyholder dividend liabilities, beginning of period	916.7	705.5	956.8
Policyholder dividend liabilities, end of period	716.6	916.7	705.5
Policyholder dividends payable, end of period	(191.1)	(201.9)	(207.8)
Policyholder dividend obligation, end of period	$525.5	$714.8	$497.7

The policyholder dividend obligation includes approximately $329.3 million and $277.9 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of December 31, 2015 and 2014, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of December 31, 2015 and 2014, the policyholder dividend obligation also includes $196.2 million and $436.9 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

5.	Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

Changes in Deferred Policy Acquisition Costs:	For the years ended December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$848.6	$947.8	$898.1
Policy acquisition costs deferred	87.4	72.9	58.4
Costs amortized to expenses:
Recurring costs	(86.6)	(129.5)	(117.9)
Assumption unlocking	9.7	(4.4)	25.4
Realized investment gains (losses)	(0.9)	14.3	(10.6)
Offsets to net unrealized investment gains or losses included in AOCI	82.9	(52.5)	94.4
Balance, end of period	$941.1	$848.6	$947.8

During the years ended December 31, 2015, 2014 and 2013, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

6.	Sales Inducements

The balances of and changes in sales inducements as of and for the years ended December 31, are as follows:

Changes in Deferred Sales Inducement Activity:	For the years ended December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$79.4	$77.4	$63.9
Sales inducements deferred	13.4	17.5	10.6
Amortization charged to income	(9.6)	(8.0)	(8.5)
Offsets to net unrealized investment gains or losses included in AOCI	7.9	(7.5)	11.4
Balance, end of period	$91.1	$79.4	$77.4

7.	Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at December 31, 2015 and 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Fair Value and Cost of Securities:	As of December 31, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$542.0	$48.2	$(0.6)	$589.6	$—
State and political subdivision	510.4	33.7	(6.7)	537.4	(1.1)
Foreign government	224.0	20.8	(1.9)	242.9	—
Corporate	8,295.0	311.3	(264.1)	8,342.2	(6.3)
Commercial mortgage-backed (“CMBS”)	656.6	30.4	(2.9)	684.1	—
Residential mortgage-backed (“RMBS”)	1,213.8	45.1	(12.7)	1,246.2	(25.4)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	316.3	1.3	(8.1)	309.5	(4.5)
Other asset-backed (“ABS”)	235.5	7.7	(4.4)	238.8	(0.6)
Available-for-sale debt securities	$11,993.6	$498.5	$(301.4)	$12,190.7	$(37.9)
Amounts applicable to the closed block	$5,102.1	$293.4	$(110.1)	$5,285.4	$(8.8)
Available-for-sale equity securities	$154.6	$28.5	$(1.1)	$182.0	$—
Amounts applicable to the closed block	$77.2	$13.6	$(0.7)	$90.1	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Maturities of Debt Securities:	As of December 31, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$464.3	$470.3
Due after one year through five years	1,868.9	1,932.2
Due after five years through ten years	3,603.2	3,563.0
Due after ten years	3,635.0	3,746.6
CMBS/RMBS/ABS/CDO/CLO [1]	2,422.2	2,478.6
Total	$11,993.6	$12,190.7
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2015	2014	2013
Debt securities, available-for-sale
Proceeds from sales	$1,021.4	$446.1	$532.2
Proceeds from maturities/repayments	1,183.3	1,225.3	1,544.0
Gross investment gains from sales, prepayments and maturities	42.5	41.6	45.1
Gross investment losses from sales and maturities	(4.7)	(17.6)	(2.2)
Equity securities, available-for-sale
Proceeds from sales	$16.8	$24.2	$12.7
Gross investment gains from sales	1.7	10.4	4.2
Gross investment losses from sales	—	(1.0)	(3.8)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	As of December 31, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$73.8	$(0.6)	$0.9	$—	$74.7	$(0.6)
State and political subdivision	62.1	(4.1)	36.5	(2.6)	98.6	(6.7)
Foreign government	26.0	(1.9)	—	—	26.0	(1.9)
Corporate	2,499.3	(135.5)	545.2	(128.6)	3,044.5	(264.1)
CMBS	131.7	(2.9)	2.3	—	134.0	(2.9)
RMBS	138.0	(1.6)	174.2	(11.1)	312.2	(12.7)
CDO/CLO	207.4	(4.4)	80.7	(3.7)	288.1	(8.1)
Other ABS	39.0	(0.2)	7.2	(4.2)	46.2	(4.4)
Debt securities	3,177.3	(151.2)	847.0	(150.2)	4,024.3	(301.4)
Equity securities	4.1	(1.1)	2.6	—	6.7	(1.1)
Total temporarily impaired securities	$3,181.4	$(152.3)	$849.6	$(150.2)	$4,031.0	$(302.5)
Amounts inside the closed block	$963.9	$(54.1)	$321.6	$(56.7)	$1,285.5	$(110.8)
Amounts outside the closed block	$2,217.5	$(98.2)	$528.0	$(93.5)	$2,745.5	$(191.7)
Debt securities outside the closed block that are below investment grade	$120.5	$(14.6)	$77.3	$(21.8)	$197.8	$(36.4)
Number of securities		627		178		805

Unrealized losses on debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $85.1 million and $48.4 million, respectively, at December 31, 2015, of which $30.4 million and $1.7 million, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2015, available-for-sale securities in an unrealized loss position for over 12 months consisted of 172 debt securities and 6 equity securities. These debt securities primarily relate to corporate securities, RMBS and other ABS, which have depressed values due primarily to an increase in interest rates and credit spreads since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities totaled $22.8 million in 2015, $8.1 million in 2014 and $11.8 million in 2013. The impairments were driven primarily by deterioration in issuer credit and liquidity metrics, and business outlook.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2015	2014	2013

Balance, beginning of period	$(52.4)	$(71.4)	$(72.6)
Add: Credit losses on securities not previously impaired [1]	(3.4)	—	(1.1)
Add: Credit losses on securities previously impaired [1]	(2.3)	—	(4.1)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	12.5	19.0	6.4
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(45.6)	$(52.4)	$(71.4)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Limited partnerships and other investments

Limited Partnerships and Other Investments:	As of December 31,
($ in millions)	2015	2014
Limited partnerships
Private equity funds	$257.0	$241.1
Mezzanine funds	159.6	162.4
Infrastructure funds	35.8	38.9
Hedge funds	9.9	10.7
Mortgage and real estate funds	4.6	3.7
Leveraged leases	4.7	11.8
Direct equity investments	44.9	49.6
Life settlements	—	22.4
Other alternative assets	2.2	2.2
Limited partnerships and other investments	$518.7	$542.8
Amounts applicable to the closed block	$352.7	$343.4

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

Aggregated Summarized Balance Sheet Information of Equity Method Investees:	As of December 31,
($ in millions)	2015	2014

Total assets	$53,961.0	$58,694.1
Total liabilities	$2,165.3	$1,630.2

Aggregated Net Investment Income:	For the years ended December 31,
($ in millions)	2015	2014	2013

Total investment revenues	$2,386.2	$2,329.9	$2,759.7
Net income	$5,391.6	$5,869.2	$9,297.3

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Investment in leveraged leases, included in limited partnerships and other investments, consisted of the following:

Investment in Leveraged Leases: ($ in millions)	2015	2014

Rental receivables, net	$2.1	$4.9
Estimated residual values	3.0	7.3
Unearned income	(0.4)	(0.4)
Investment in leveraged leases	$4.7	$11.8

Rental receivables are generally due in periodic installments. The payments are made semi-annually and range from three to five years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed at least annually. The Company defines non-performing rental receivables as those that are 90 days or more past due. At December 31, 2015 and 2014, all rental receivables were performing. The deferred income tax liability related to leveraged leases was $6.2 million and $9.5 million at December 31, 2015 and 2014, respectively.

Direct equity investments

Direct equity investments are equity interests in LLCs entered into on a co-investment basis with sponsors of private equity funds for strategic and capital appreciation purposes and are accounted for under the equity method. The Company records its share of earnings on a three-month delay when timely financial information is not available and the delivery of investee’s financial reporting occurs after the end of the current reporting period. Further, management has open communication with each fund manager and, to the extent financial information is available, receives quarterly statements from the underlying funds. Management also performed an analysis on the funds’ financial statements to assess reasonableness of information provided by third parties. Income recognized from our other direct equity investments was $(4.0) million, $7.8 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We consolidate those direct equity investments which were determined to be VIE’s when we are the primary beneficiary. Any future investment in these structures is discretionary.

The following table presents the carrying value and change in investment balance of non-consolidated direct equity investments:

Carrying Value and Change in Investment Balance of Non-Consolidated Direct Equity Investments:
($ in millions)

Balance as of December 31, 2013	$44.5
Net contributions (distributions)	(2.7)
Net income (loss)	7.8
Balance as of December 31, 2014	49.6
Net contributions (distributions)	(0.7)
Net income (loss)	(4.0)
Balance as of December 31, 2015	$44.9

Life settlements

During 2015, 2014 and 2013, income (losses) recognized on life settlement contracts were $0, $0 and $0.7 million, respectively. These amounts are included in net investment income in the consolidated statements of operations and comprehensive income. During the second quarter of 2015, as a result of plans to sell or liquidate the life settlement contracts, the Company recorded the life settlement contracts at fair value. The initial reduction of carrying value to fair value and subsequent changes in fair value recorded through income resulted in a loss of $4.9 million for the year ended December 31, 2015. During December 2015, the Company sold all of its life settlement contracts to an unrelated third party for a purchase price, net of related costs, of $11.4 million. The transaction resulted in a realized loss of $7.1 million.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Prior to the Company’s plans to sell the life settlement contracts they were accounted for under the investment method and monitored for impairment on a contract-by-contract basis annually. An investment in a life settlement contract is considered impaired if the undiscounted cash flows from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus the expected costs to keep the policy in force. If an impairment loss is recognized, the investment is written down to fair value. Anticipated policy cash flows are based on the Company’s latest mortality assumptions. Impairment charges on life settlement contracts included in net realized capital gains (losses) totaled $0, $0 and $0 in 2015, 2014 and 2013, respectively.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2015 and 2014, our Life Companies had on deposit securities with a fair value of $29.1 million and $30.5 million, respectively, in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

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

Sources of Net Investment Income:	For the years ended December 31,
($ in millions)	2015	2014	2013

Debt securities [1]	$595.1	$581.6	$565.0
Equity securities	6.9	9.2	7.2
Limited partnerships and other investments	58.1	65.3	58.3
Policy loans	170.7	167.4	160.0
Fair value investments	30.3	25.4	14.1
Total investment income	861.1	848.9	804.6
Less: Discontinued operations	1.4	1.1	1.3
Less: Investment expenses	24.8	16.9	13.6
Net investment income	$834.9	$830.9	$789.7
Amounts applicable to the closed block	$395.0	$411.1	$409.6
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	For the years ended December 31,
($ in millions)	2015	2014	2013

Total other-than-temporary debt impairments	$(12.0)	$(5.6)	$(7.0)
Portion of losses recognized in OCI	(2.0)	(0.4)	(4.8)
Net debt impairments recognized in earnings	$(14.0)	$(6.0)	$(11.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	—
Foreign government	—	—	—
Corporate	(13.8)	(6.0)	(3.8)
CMBS	—	—	(2.7)
RMBS	(0.2)	—	(4.3)
CDO/CLO	—	—	(1.0)
Other ABS	—	—	—
Net debt security impairments	(14.0)	(6.0)	(11.8)
Equity security impairments	(8.8)	(2.1)	—
Limited partnerships and other investment impairments	—	—	—
Impairment losses	(22.8)	(8.1)	(11.8)
Debt security transaction gains	42.5	41.8	45.3
Debt security transaction losses	(5.0)	(17.7)	(2.2)
Equity security transaction gains	1.7	10.4	4.2
Equity security transaction losses	—	(1.0)	(3.8)
Limited partnerships and other investment transaction gains	—	—	0.8
Limited partnerships and other investment transaction losses	(7.1)	(0.7)	(4.6)
Net transaction gains (losses)	32.1	32.8	39.7
Derivative instruments	(31.1)	(20.8)	(27.7)
Embedded derivatives [1]	(3.1)	(45.9)	12.2
Assets valued at fair value	(7.9)	0.8	3.6
Net realized gains (losses), excluding impairment losses	(10.0)	(33.1)	27.8
Net realized gains (losses), including impairment losses	$(32.8)	$(41.2)	$16.0
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	For the years ended December 31,
($ in millions)	2015	2014	2013

Debt securities	$(504.2)	$311.3	$(538.1)
Equity securities	3.9	4.8	2.7
Other investments	(2.3)	(4.1)	0.6
Net unrealized investment gains (losses)	$(502.6)	$312.0	$(534.8)

Net unrealized investment gains (losses)	$(502.6)	$312.0	$(534.8)
Applicable to closed block policyholder dividend obligation	(241.4)	138.8	(308.4)
Applicable to DAC	(82.9)	52.5	(94.4)
Applicable to other actuarial offsets	(70.6)	54.2	(69.3)
Applicable to deferred income tax expense (benefit)	(71.3)	35.7	(20.5)
Offsets to net unrealized investment gains (losses)	(466.2)	281.2	(492.6)
Net unrealized gains (losses) included in OCI	$(36.4)	$30.8	$(42.2)

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

The following table presents the total assets and total liabilities relating to consolidated VIEs at December 31, 2015 and 2014.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	December 31, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$14.7	$—	$10.4	$5.5	$—	$5.1
Equity securities, at fair value [2]	63.0	—	56.9	35.0	—	30.0
Cash and cash equivalents	6.9	—	6.7	9.4	—	9.3
Investment in partnership interests [2]	—	—	—	—	—	—
Investment in single asset LLCs [2]	3.9	—	2.8	50.6	—	36.6
Other assets	5.4	—	4.3	0.6	—	0.5
Total assets of consolidated VIEs	$93.9	$—	$81.1	$101.1	$—	$81.5
Total liabilities of consolidated VIEs	$—	$1.1	$—	$—	$0.6	$0.5
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at December 31, 2015 and 2014 excludes unfunded commitments of $6.5 million and $11.9 million, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $97.2 million and $151.5 million as of December 31, 2015 and 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	December 31, 2015			December 31, 2014
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$83.8	$—	$132.0	$106.0	$—	$157.8
LLCs	13.4	—	13.4	45.5	—	45.5
Total	$97.2	$—	$145.4	$151.5	$—	$203.3
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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

7. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio. Included in fixed maturities are below-investment-grade assets totaling $798.2 million and $848.8 million at December 31, 2015 and 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2015, we were exposed to the credit concentration risk of 127 issuers, each representing exposure greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. The top five largest exposures were Bank of America Corporation, General Electric Company, Berkshire Hathaway Inc., The Bank of New York Mellon Corporation and BB&T Corporation. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We use ISDA Master Agreements with derivative counterparties which may include Credit Support Annexes with collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of December 31, 2015, we held derivative assets, net of liabilities, with a fair value of $54.2 million. Derivative credit exposure was diversified with 10 different counterparties. We also had investments in these issuers with a fair value of $203.8 million as of December 31, 2015. Our maximum amount of loss due to credit risk with these issuers was $258.0 million as of December 31, 2015. See Note 11 to these consolidated financial statements for additional information regarding derivatives.

8.	Financing Activities

Indebtedness

The carrying value of our debt was as follows:

Indebtedness at Carrying Value:	As of December 31,
($ in millions)	2015	2014

7.15% surplus notes, due 2034	$126.2	$126.2
7.45% senior unsecured bonds, due 2032	252.7	252.7
Total indebtedness	$378.9	$378.9

We incurred interest expense of $28.3 million, $28.3 million and $28.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

8. Financing Activities (continued)

7.45% senior unsecured bonds

The indenture governing our 7.45% senior unsecured bonds requires us to file with U.S. Bank, National Association, as trustee, within 15 days after we are required to file with the Securities and Exchange Commission (“SEC”), copies of the annual reports and of the information, documents and other reports that we are required to file with the SEC pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”). In connection with a restatement of our prior period financial statements, we were unable to file with the SEC certain of our periodic reports and meet the requirement to timely deliver a copy of such reports to the trustee.

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

See Note 26 to these consolidated financial statements for additional information.

9.	Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock.

Through December 31, 2015, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2015, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2015, we also had 0.3 million shares reserved for issuance under our stock option plans and 0.1 million shares reserved for issuance under our restricted stock unit (“RSU”) plans.

The Company is authorized to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stocks. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. There is no time limit placed on the duration of the program, which may be modified, extended or terminated by the Board of Directors at any time. There were no shares repurchased under this authorization.

In 2015, 2014 and 2013, we did not pay any stockholder dividends.

On November 6, 2015, State Farm Mutual Automobile Insurance Company (“State Farm”) filed a Schedule 13G which indicated that they no longer owned any of our outstanding common stock. In 2015, 2014 and 2013, we incurred $3.0 million, $2.7 million and $2.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

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

Assets with fair value and carrying value of $2.8 billion and $2.6 billion at December 31, 2015 and 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	As of December 31,
($ in millions)	2015	2014

Debt securities	$300.5	$375.9
Equity funds	1,325.6	1,638.6
Other	43.7	49.9
Total	$1,669.8	$2,064.4

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2015
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$21.4	$17.1
Incurred	0.9	(0.9)
Paid	(2.7)	(0.6)
Assumption unlocking	0.6	(6.7)
Change due to net unrealized gains or losses included in AOCI	—	—
Balance, end of period	$20.2	$8.9

Changes in Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2014
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$22.7	$9.8
Incurred	1.8	2.1
Paid	(3.7)	(0.2)
Assumption unlocking	0.5	5.4
Change due to net unrealized gains or losses included in AOCI	0.1	—
Balance, end of period	$21.4	$17.1

Changes in Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2013
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$15.9	$21.7
Incurred	2.1	(3.6)
Paid	(3.7)	—
Assumption unlocking	8.4	(8.2)
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Balance, end of period	$22.7	$9.8

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:	December 31, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$527.5	$1.7	$1.7	64
GMDB step up	1,453.7	146.5	47.7	65
GMDB earnings enhancement benefit (“EEB”)	24.0	2.6	2.6	65
GMDB greater of annual step up and roll up	19.6	6.1	6.1	70
Total GMDB at December 31, 2015	2,024.8	$156.9	$58.1
Less: General account value with GMDB	360.8
Subtotal separate account liabilities with GMDB	1,664.0
Separate account liabilities without GMDB	872.4
Total separate account liabilities	$2,536.4
GMIB [1] at December 31, 2015	$253.8			66

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$661.5	$1.6	$1.6	63
GMDB step up	1,723.2	112.2	13.4	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	2,436.5	$118.6	$19.8
Less: General account value with GMDB	378.6
Subtotal separate account liabilities with GMDB	2,057.9
Separate account liabilities without GMDB	962.8
Total separate account liabilities	$3,020.7
GMIB [1] at December 31, 2014	$319.6			65
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	For the years ended December 31,
	2015	2014	2013

Balance, beginning of period	$147.0	$85.4	$102.1
Incurred	54.1	33.4	60.8
Paid	(0.4)	(0.3)	(0.3)
Assumption unlocking	(5.1)	(7.4)	(18.7)
Change due to net unrealized gains or losses included in AOCI	(42.8)	35.9	(58.5)
Balance, end of period	$152.8	$147.0	$85.4

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	For the years ended December 31,
	2015	2014	2013

Balance, beginning of period	$195.8	$170.6	$138.5
Incurred	45.5	39.9	37.9
Paid	(27.9)	(15.3)	(14.3)
Assumption unlocking	0.7	(1.6)	10.9
Change due to net unrealized gains or losses included in AOCI	(4.0)	2.2	(2.4)
Balance, end of period	$210.1	$195.8	$170.6

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	For the years ended December 31,
	2015	2014	2013

Balance, beginning of period	$351.5	$249.1	$311.7
Incurred	31.5	106.4	66.2
Assumption unlocking	19.7	(13.0)	(129.9)
Change due to net unrealized gains or losses included in AOCI	(12.1)	9.0	1.1
Balance, end of period	$390.6	$351.5	$249.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$385.1	66
GMAB	223.5	60
COMBO	4.9	65
Balance, end of period	$613.5

Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$496.8	65
GMAB	315.6	59
COMBO	7.1	65
Balance, end of period	$819.5

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

Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2015	2014

GMWB	$9.0	$7.3
GMAB	0.2	(0.3)
COMBO	(0.1)	(0.2)
Total embedded derivative liabilities	$9.1	$6.8

There were no benefit payments made for the GMWB and GMAB during 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposit funds within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of operations and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $156.8 million and $153.9 million as of December 31, 2015 and 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of operations and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $(3.1) million, $(45.9) million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

11. Derivative Instruments (continued)

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. Counterparties or central clearinghouses may require cash to be posted as collateral or margin. As of December 31, 2015 and 2014, $20.6 million and $18.6 million respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

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

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$159.0	$2.8	$0.5
Variance swaps	2016 - 2017	0.7	—	6.5
Swaptions	2016	2,790.0	10.4	3.6
Put options	2016 - 2022	800.4	31.3	6.0
Call options [2]	2016 - 2020	2,502.1	57.5	32.3
Cross currency swaps	2016	10.0	1.5	—
Equity futures	2016	31.8	—	0.4
Total derivative instruments		$6,294.0	$103.5	$49.3
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.1	—
Put options	2015 - 2022	692.5	31.1	—
Call options [2]	2015 - 2019	2,019.2	119.8	74.6
Cross currency swaps	2016	10.0	0.6	—
Equity futures	2015	4.1	—	0.5
Total derivative instruments		$3,617.7	$161.3	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

11. Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2015	2014	2013

Interest rate swaps	$4.8	$11.0	$(11.4)
Variance swaps	(0.9)	(0.7)	(3.6)
Swaptions	(4.1)	(30.6)	17.3
Put options	(9.2)	(4.8)	(42.3)
Call options	(22.2)	18.5	59.3
Cross currency swaps	0.8	1.3	(0.5)
Equity futures	(0.3)	(15.5)	(46.5)
Embedded derivatives	(3.1)	(45.9)	12.2
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(34.2)	$(66.7)	$(15.5)

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

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$103.5	$—	$103.5	$(47.4)	$—	$56.1
Total derivative liabilities	$(49.3)	$—	$(49.3)	$47.4	$1.9	$—

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$161.3	$—	$161.3	$(82.5)	$—	$78.8
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.5	$3.1	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $18.7 million and $15.5 million as of December 31, 2015 and 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

12.	Fair Value of Financial Instruments

U.S. GAAP defines and establishes the framework for measuring fair value. The framework is based on inputs that are used in the valuation and a fair value hierarchy based on the quality of those inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

During the fourth quarter of 2015, management implemented new diligence procedures to evaluate the pricing inputs and methodologies used by the primary pricing vendors. This analysis allowed the Company to conclude that fair value estimates received from these pricing vendors are derived from observable inputs. As a result, investments recorded using these vendor’s prices are included in Level 2. Prior to implementing these diligence procedures, the Company included many of these investments within Level 3. This enhancement to our pricing process resulted in the large transfers of investments from Level 3 to Level 2 shown in the tables below. As part of this policy refinement, the Company also reassessed the classification of short-term investments previously classified in Level 1. The Company determined that, while pricing inputs are observable and these securities are highly liquid, the comparability to peer companies’ disclosure is maximized by assigning the short-term investments to Level 2.

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value in each respective classification.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

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

12. Fair Value of Financial Instruments (continued)

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

Separate account assets

Our separate account assets consist primarily of mutual funds that are frequently traded. These securities are valued using the market approach in which unadjusted market quotes are used. We include these securities in Level 1 of our hierarchy.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2015 and 2014, respectively.

Fair Values of Financial Instruments by Level:	As of December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$128.7	$460.9	$589.6
State and political subdivision	—	357.5	179.9	537.4
Foreign government	—	234.5	8.4	242.9
Corporate	—	4,933.6	3,408.6	8,342.2
CMBS	—	662.1	22.0	684.1
RMBS	—	1,223.9	22.3	1,246.2
CDO/CLO	—	308.3	1.2	309.5
Other ABS	—	161.5	77.3	238.8
Total available-for-sale debt securities	—	8,010.1	4,180.6	12,190.7
Available-for-sale equity securities	—	97.2	84.8	182.0
Short-term investments	—	159.8	5.0	164.8
Derivative assets	—	103.5	—	103.5
Fair value investments [2]	18.8	57.9	88.3	165.0
Separate account assets	2,536.4	—	—	2,536.4
Total assets	$2,555.2	$8,428.5	$4,358.7	$15,342.4
Liabilities
Derivative liabilities	$0.4	$48.9	$—	$49.3
Embedded derivatives	—	—	165.9	165.9
Total liabilities	$0.4	$48.9	$165.9	$215.2
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at December 31, 2015 include $59.0 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $18.8 million, which are Level 1 securities. Changes in the fair value of these assets are recorded through net investment income. Additionally, $87.2 million of assets relate to investment holdings of consolidated VIEs held at fair value.

All short-term investments were transfered from Level 1 to Level 2 in the fourth quarter of 2015. There were no other transfers of assets between Level 1 and Level 2 during the year ended December 31, 2015.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Available-for-sale debt securities as of December 31, 2015 and 2014, respectively, are reported net of $28.2 million and $27.8 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$895.6	$1,249.6	$2,145.2
Energy	—	636.4	293.2	929.6
Financial services	—	1,773.8	354.0	2,127.8
Capital goods	—	521.2	262.8	784.0
Transportation	—	175.9	284.5	460.4
Utilities	—	417.5	700.1	1,117.6
Other	—	513.2	264.4	777.6
Total corporates	$—	$4,933.6	$3,408.6	$8,342.2

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$593.0	$1,266.6	$1,859.6
Energy	—	534.6	472.8	1,007.4
Financial services	—	1,617.3	967.9	2,585.2
Capital goods	—	398.1	384.8	782.9
Transportation	—	104.7	305.8	410.5
Utilities	—	348.1	683.4	1,031.5
Other	—	398.4	322.6	721.0
Total corporates	$—	$3,994.2	$4,403.9	$8,398.1

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 3 occur at the beginning of each period. The securities which were transferred into Level 3 for the years ended December 31, 2015 and 2014 were due to decreased market observability of similar assets and/or changes to significant inputs. Transfers out of Level 3 for the year ended December 31, 2015 were due to the implementation of due diligence procedures which allowed for a refinement of the analysis of observable inputs as described in more detail above. Transfers out of Level 3 for the year ended December 31, 2014 were due to increased market activity for comparable instruments or observability of inputs.

Level 3 Financial Assets:	As of December 31, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$362.2	$25.1	$(23.8)	$117.0	$(6.3)	$2.3	$(15.6)	$460.9
State and political subdivision	400.2	41.1	(14.1)	—	(238.7)	2.7	(11.3)	179.9
Foreign government	53.6	—	(0.3)	14.8	(61.0)	(0.3)	1.6	8.4
Corporate	4,403.9	690.4	(532.9)	354.0	(1,328.3)	(48.1)	(130.4)	3,408.6
CMBS	152.8	30.1	(5.6)	25.6	(176.8)	0.2	(4.3)	22.0
RMBS	470.3	0.7	(73.8)	—	(368.7)	(1.1)	(5.1)	22.3
CDO/CLO	196.9	166.2	(58.2)	—	(304.5)	0.2	0.6	1.2
Other ABS	245.1	4.5	(27.6)	—	(139.8)	(0.1)	(4.8)	77.3
Total available-for-sale debt securities	6,285.0	958.1	(736.3)	511.4	(2,624.1)	(44.2)	(169.3)	4,180.6
Available-for-sale equity securities	179.5	20.2	(14.9)	—	(92.6)	(9.5)	2.1	84.8
Short-term investments	—	5.0	—	—	—	—	—	5.0
Fair value investments	190.0	11.7	(79.4)	—	(44.9)	10.9	—	88.3
Total assets	$6,654.5	$995.0	$(830.6)	$511.4	$(2,761.6)	$(42.8)	$(167.2)	$4,358.7
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$327.2	$40.0	$(26.7)	$—	$—	$—	$21.7	$362.2
State and political subdivision	269.1	106.5	(6.5)	11.3	—	—	19.8	400.2
Foreign government	15.9	7.4	—	28.5	—	—	1.8	53.6
Corporate	3,893.8	710.9	(428.9)	244.0	(97.9)	4.6	77.4	4,403.9
CMBS	113.7	25.1	(36.6)	71.1	(30.4)	1.4	8.5	152.8
RMBS	552.7	3.1	(75.5)	—	(4.3)	3.1	(8.8)	470.3
CDO/CLO	224.1	41.4	(61.6)	—	—	2.7	(9.7)	196.9
Other ABS	247.7	26.1	(40.0)	17.6	—	1.7	(8.0)	245.1
Total available-for-sale debt securities	5,644.2	960.5	(675.8)	372.5	(132.6)	13.5	102.7	6,285.0
Available-for-sale equity securities	135.2	65.0	(21.2)	—	—	3.7	(3.2)	179.5
Short-term investments	0.9	—	(0.5)	—	—	(0.4)		—
Fair value investments	169.9	14.4	(22.2)	—	—	27.9	—	190.0
Total assets	$5,950.2	$1,039.9	$(719.7)	$372.5	$(132.6)	$44.7	$99.5	$6,654.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	For the years ended December 31,
	2015	2014

Balance, beginning of period	$160.7	$87.8
Net purchases / settlements	2.1	27.1
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	3.1	45.8
Balance, end of period	$165.9	$160.7

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

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

Level 3 Assets: [1]	As of December 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$459.9	Discounted cash flow	Yield	1.44% - 4.83% (3.52%)
State and political subdivision	$179.9	Discounted cash flow	Yield	2.04% - 14.79% (4.14%)
Foreign government	$4.1	Discounted cash flow	Yield	2.06%
Corporate	$3,135.8	Discounted cash flow	Yield	1.11% - 11.20% (3.75%)
Other ABS	$34.4	Discounted cash flow	Yield	1.07% - 3.20% (2.14%)
Fair value investments	$6.6	Discounted cash flow	Default rate	0.15%
			Recovery rate	43.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$362.2	Discounted cash flow	Yield	0.99% - 4.27% (3.17%)
State and political subdivision	$159.1	Discounted cash flow	Yield	2.15% - 4.50% (3.22%)
Corporate	$3,116.6	Discounted cash flow	Yield	0.93% - 6.88% (3.24%)
Other ABS	$39.3	Discounted cash flow	Yield	0.60% - 4.00% (1.92%)
Fair value investments	$6.3	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of December 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$156.8	Budget method	Swap curve	0.55% - 2.46%
			Mortality rate	100% or 90% 2012 IAM basic table with scale G2
			Lapse rate	0.50% - 32.50%
			CSA	4.45%
Embedded derivatives (GMAB / GMWB / COMBO)	$9.1	Risk neutral stochastic valuation methodology	Volatility surface	4.80% - 72.02%
			Swap curve	0.57% - 2.68%
			Mortality rate	110% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 53.00%
			CSA	4.45%

Level 3 Liabilities:	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.8	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$459.9	$1.0	$460.9
State and political subdivision	179.9	—	179.9
Foreign government	4.1	4.3	8.4
Corporate	3,135.8	272.8	3,408.6
CMBS	—	22.0	22.0
RMBS	—	22.3	22.3
CDO/CLO	—	1.2	1.2
Other ABS	34.4	42.9	77.3
Total available-for-sale debt securities	3,814.1	366.5	4,180.6
Available-for-sale equity securities	—	84.8	84.8
Short-term investments	—	5.0	5.0
Fair value investments	6.6	81.7	88.3
Total assets	$3,820.7	$538.0	$4,358.7
Liabilities
Embedded derivatives	$165.9	$—	$165.9
Total liabilities	$165.9	$—	$165.9
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$362.2	$—	$362.2
State and political subdivision	159.1	241.1	400.2
Foreign government	—	53.6	53.6
Corporate	3,116.6	1,287.3	4,403.9
CMBS	—	152.8	152.8
RMBS	—	470.3	470.3
CDO/CLO	—	196.9	196.9
Other ABS	39.3	205.8	245.1
Total available-for-sale debt securities	3,677.2	2,607.8	6,285.0
Available-for-sale equity securities	—	179.5	179.5
Short-term investments	—	—	—
Fair value investments	6.3	183.7	190.0
Total assets	$3,683.5	$2,971.0	$6,654.5
Liabilities
Embedded derivatives	$160.7	$—	$160.7
Total liabilities	$160.7	$—	$160.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:		As of December 31,
($ in millions)	Fair Value Hierarchy Level	2015		2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,382.5	$2,368.7	$2,352.1	$2,339.2
Life settlements	Level 3	$—	$—	$22.4	$17.4

Financial liabilities:
Investment contracts	Level 3	$4,333.2	$4,334.6	$3,955.0	$3,957.3
7.15% Surplus notes	Level 3	$126.2	$91.4	$126.2	$95.8
7.45% Senior unsecured bonds	Level 2	$252.7	$206.1	$252.7	$248.0

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13.	Income Taxes

Phoenix and its subsidiaries file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

Significant Components of Income Taxes from Continuing Operations:	For the years ended December 31,
($ in millions)	2015	2014	2013
Current
U.S.	$(34.3)	$10.5	$8.5
Foreign	—	—	—
Deferred
U.S.	—	—	—
Foreign	—	—	—
Total income tax expense (benefit)	$(34.3)	$10.5	$8.5

Reconciliation of Effective Income Tax Rate:	For the years ended December 31,
($ in millions)	2015	2014	2013
Income (loss) from continuing operations before income taxes:
U.S.	$(159.3)	$(195.2)	$38.1
Foreign	—	—	—
Total	$(159.3)	$(195.2)	$38.1

Income tax expense (benefit) at statutory rate of 35%	$(55.8)	$(68.3)	$13.3
Dividend received deduction	(3.5)	(3.0)	(2.3)
Expiration of tax attribute carryovers	12.9	7.4	4.5
Impact of deferred tax validation	—	0.5	—
Noncontrolling interest	(2.4)	(1.4)	(0.2)
Valuation allowance increase (release)	21.3	79.3	(4.1)
State income taxes (benefit)	(5.3)	(4.3)	(2.8)
Other, net	(1.5)	0.3	0.1
Income tax expense (benefit) applicable to continuing operations	$(34.3)	$10.5	$8.5
Effective income tax rates	21.5%	(5.4%)	22.3%

Allocation of Income Taxes:	For the years ended December 31,
($ in millions)	2015	2014	2013

Income tax expense (benefit) from continuing operations	$(34.3)	$10.5	$8.5
Income tax from OCI:
Unrealized investment (gains) losses	(71.3)	35.7	(20.5)
Pension	—	—	—
Policy dividend obligation and DAC	—	—	—
Other	—	—	—
Income tax benefit from discontinued operations	(0.1)	(0.4)	(0.3)
Total income tax recorded to all components of income	$(105.7)	$45.8	$(12.3)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Income Taxes (continued)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2015	2014
Deferred income tax assets
Future policyholder benefits	$748.1	$792.0
Employee benefits	128.9	124.4
Net operating and capital loss carryover benefits	222.4	198.5
Foreign tax credits carryover benefits	1.6	2.3
Alternative minimum tax credits	12.9	12.9
General business tax credits	35.4	17.7
Other	9.9	32.8
Available-for-sale debt securities	105.5	34.2
Subtotal	1,264.7	1,214.8
Valuation allowance	(599.7)	(613.0)
Total deferred income tax assets, net of valuation allowance	665.0	601.8
Deferred tax liabilities
DAC	227.4	188.1
Investments	181.1	241.7
Accrued liabilities	151.0	137.8
Gross deferred income tax liabilities	559.5	567.6
Net deferred income tax assets	$105.5	$34.2

As of December 31, 2015, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence - both positive and negative - weighted to the extent the evidence was objectively verifiable. In performing this assessment, management considered tax law which generally requires the Company to compute taxable income separately for its life and non-life entities. This guidance impacts our ability to use tax loss carryovers.

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

Accordingly, a valuation allowance of $599.7 million has been recorded on net deferred tax assets of $705.2 million. The remaining deferred tax asset of $105.5 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $21.3 million in continuing operations, a decrease of $35.2 million in OCI-related deferred tax balances and an increase of $0.6 million recorded to discontinued operations.

The tax provision reported in continuing operations of $34.3 million consists primarily of a current tax benefit related to the taxable losses recorded by the life group in 2015.

As of December 31, 2015, the Company has $222.4 million of net operating loss carryovers. Of this amount, $201.2 million related to $574.9 million of federal net operating losses that are scheduled to expire between the years 2021 and 2035. The remaining amount of $21.2 million is attributable to state income tax net operating losses.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

13. Income Taxes (continued)

As of December 31, 2015, we had deferred income tax assets of $35.4 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2031. Additionally, we had deferred income tax assets of $12.9 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013. The IRS audit for 2011 and 2012 tax years closed in 2015. The Company believes no material unanticipated assessments have been identified, and we believe no adjustment to our liability for uncertain tax positions for prior year periods is required.

There were no unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

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

The Company has recorded $1.0 million and $0 of interest for the years ended December 31, 2015 and 2014. No penalties have been paid or accrued for the years ended December 31, 2015 and 2014.

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, the Company funded the escrow with $76.2 million of assets including treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company in the fourth quarter of 2015. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.	Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of December 31, 2013	$7.0	$26.9	$(218.9)	$(185.0)
Change in component during the period before reclassifications	9.5	37.9	(84.8)	(37.4)
Amounts reclassified from AOCI	(6.6)	(10.0)	4.6	(12.0)
Balance as of December 31, 2014	9.9	54.8	(299.1)	(234.4)
Change in component during the period before reclassifications	(10.4)	(15.3)	(1.8)	(27.5)
Amounts reclassified from AOCI	4.8	(15.5)	6.4	(4.3)
Balance as of December 31, 2015	$4.3	$24.0	$(294.5)	$(266.2)
———————

[1]
See Note 7 to these consolidated financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

14. Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
($ in millions)	For the years ended December 31,
	2015	2014	2013
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$(7.4)	$10.1	$(5.3)	Net realized capital gains (losses)
	(7.4)	10.1	(5.3)	Total before income taxes
	(2.6)	3.5	(1.8)	Income tax expense (benefit)
	$(4.8)	$6.6	$(3.5)	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$23.8	$15.3	$37.0	Net realized capital gains (losses)
	23.8	15.3	37.0	Total before income taxes
	8.3	5.3	12.9	Income tax expense (benefit)
	$15.5	$10.0	$24.1	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(11.1)	$(8.2)	$(11.5)	Other operating expense
Amortization of prior service costs	1.2	1.1	1.2	Other operating expense
	(9.9)	(7.1)	(10.3)	Total before income taxes
	(3.5)	(2.5)	(3.6)	Income tax expense (benefit)
	$(6.4)	$(4.6)	$(6.7)	Net income (loss)
Total amounts reclassified from AOCI	$4.3	$12.0	$13.9	Net income (loss)

15.	Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.

We have three defined benefit plans. The employee pension plan (“Employee Plan”) provides benefits not to exceed the amount allowed under the Internal Revenue Code. Two supplemental plans (“Supplemental Plans”) provide benefits in excess of the Employee Plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under these defined benefit plans were frozen.

We have historically provided certain health care, dental and life insurance benefits (“Other Post-Employment Benefits Plan”) for eligible retired employees. In December 2009, we announced the decision to eliminate retiree medical coverage for active employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet certain other defined criteria to receive benefits.

In addition, the cap on the Company’s contribution of retiree medical costs for retirees under the age of 65 was reduced beginning with the 2011 plan year. In October 2012, we announced that effective January 1, 2013, the Company’s contribution for pre-65 retiree medical and for post-65 retiree medical was reduced per covered member.

In October 2015, we announced that retiree medical benefits were eliminated for grandfathered active employees who had not met the criteria to retire as of March 31, 2016. In addition, we announced that effective January 1, 2016, the Company’s contribution for pre-65 retiree medical and for post-65 medical was further reduced per covered member.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

These decisions affected retiree medical contributions for both past service and active employees. Curtailments and plan amendments were recognized as a result of the plan changes.

Assumptions Related to Pension and Other Post-Employment Employee Benefit Plans

Pursuant to accounting principles related to the Company’s pension and other post-employment obligations to employees under its various benefit plans, the Company is required to make assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other post-employment expense are the weighted-average discount rate and the expected long-term rate of return on plan assets.

The weighted-average discount rate assumption is developed using a yield curve approach based upon future pension and other post-employment obligations and currently available market and industry data. The yield curve utilized is comprised of bonds rated Aa/AA or higher by Moody’s Investor Services, Standard & Poor’s and Fitch Ratings Ltd. with maturities between one and fifteen or more years.

We use a building block approach in estimating the expected long-term rate of return for plan assets. Historical returns are determined by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the Employee Plan’s target asset allocation to determine the weighted-average long-term return. The Company applied a consistent approach to the determination of the expected rate of return for 2016. The expected rate of return for 2016 is 7.5% for the Employee Plan. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. The allocation reflects proper diversification and was reviewed against other corporate pension plans for reasonability and appropriateness.

We use a December 31 measurement date for our pension and other post-employment benefits.

The weighted-average assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2015, 2014 and 2013 are presented in the following tables.

Principal Rates and Assumptions:	For the years ended December 31,
	2015	2014	2013
Assumptions Used to Determine Benefit Obligations
Discount rate – Employee Plan	4.54%	4.10%	4.84%
Discount rate – Supplemental Plans	4.43%	3.97%	4.69%
Discount rate – Other Post-Employment Benefits Plan	4.10%	3.62%	4.21%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plans	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Benefits Plan	10.00%	10.00%	10.00%

Assumptions Used to Determine Benefit Expense
Discount rate – Employee Plan	4.10%	4.84%	3.98%
Discount rate – Supplemental Plans	3.97%	4.69%	3.81%
Discount rate – Other Post-Employment Benefits Plan	3.62%	4.21%	3.37%
Future compensation increase rate	N/A [1]	N/A [1]	N/A [1]
Expected long-term rate of return - Employee Plan	7.50%	7.50%	7.75%
Deferred investment gain/loss amortization corridor – Employee Plan	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Supplemental Plans	5.00%	5.00%	5.00%
Deferred investment gain/loss amortization corridor – Other Post-Employment Benefits Plan	10.00%	10.00%	10.00%
———————

[1]	The Employee Plan was frozen effective March 31, 2010. For periods subsequent to the plan freeze, salary scale is not applicable.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

The change in health care cost trend rate does not affect the liabilities or expense associated with retiree medical (due to the cap) or life insurance plans. A one-percentage point change in the dental trend rate would have an insignificant effect on the dental liabilities or expenses.

Employee Plan

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status and AOCI of the Company’s Employee Plan, for the years ended December 31, 2015 and 2014.

Obligations and Funded Status:	Employee Plan
($ in millions)	For the years ended December 31,
	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$714.9	$638.5
Service cost	3.0	2.3
Interest cost	28.7	30.1
Net actuarial (gain) loss	(37.3)	79.7
Benefits paid	(36.8)	(35.7)
Benefit obligation, end of period	672.5	714.9
Change in Plan Assets
Fair value of plan assets, beginning of period	540.4	516.5
Plan assets’ actual return	(10.2)	47.8
Employer contributions	—	11.8
Benefits paid	(36.8)	(35.7)
Fair value of plan assets, end of period	493.4	540.4
Under funded status, end of period [1]	$(179.1)	$(174.5)
AOCI
Net actuarial gain (loss)	$(240.2)	$(236.4)
AOCI before income taxes	$(240.2)	$(236.4)
Accumulated benefit obligation	$672.5	$714.9
———————

[1]	Funded status as recognized in the consolidated balance sheets.

The Employee Plan is a qualified plan that is funded with assets held in a trust. It is the Company’s practice to make contributions to the qualified pension plan at least sufficient to avoid benefit restrictions under funding requirements of the Pension Protection Act of 2006. This generally requires the Company to maintain assets that are at least 80% of the plan’s liabilities as calculated under the applicable regulations at the end of the prior year. Under these regulations, the qualified pension plan is currently funded above 80% of the funding target liabilities as of December 31, 2015.

To meet the above funding objectives, we made contributions to the pension plan totaling $0 and $11.8 million during 2015 and 2014, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this in September of 2014, which resulted in the Company not making any further contributions for the remainder of 2014 and 2015. We expect to make no contributions over the next 12 months.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

Components of Pension Benefit Expense:	For the years ended December 31,
($ in millions)	2015	2014	2013
Net periodic benefit costs
Service cost	$3.0	$2.3	$2.1
Interest cost	28.7	30.1	27.0
Plan assets expected return	(39.0)	(37.5)	(36.1)
Net loss amortization	8.3	5.9	8.6
Net periodic benefit costs (credit)	1.0	0.8	1.6
Other changes in plan assets and benefit obligations recognized in OCI
Deferrals for the period – net actuarial (gain) loss	11.9	69.7	(77.7)
Amortization for the period – net actuarial gain (loss)	(8.3)	(5.9)	(8.6)
Total recognized in OCI	3.6	63.8	(86.3)
Total recognized in net periodic benefit costs and OCI	$4.6	$64.6	$(84.7)

The estimated net actuarial loss that will be expected to be recognized from AOCI into net periodic benefit cost during 2016 is $8.8 million.

Employee Plan Assets

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

Employee Plan Asset Allocation:	As of December 31,
	2015	2014
Asset Category
Equity securities	53%	52%
Debt securities	40%	40%
Real estate	—%	2%
Other	7%	6%
Total	100%	100%

See Note 12 to these consolidated financial statements for a discussion of the methods employed by us to measure the fair value of invested assets. The following discussion of fair value measurements applies exclusively to our Employee Plan assets.

The valuation of the Mercer Group Trust and the Virtus Real Estate Investment Trust are valued based upon the net asset value of the trusts. These investments are classified as Level 2.

The valuation of the limited partnerships and real estate investments is based upon the capital value we obtain from the financial statements we receive from the general partner which is deemed an appropriate approximation of the fair value as described in Note 12. These significant valuation inputs are unobservable and these investments are classified as Level 3.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

The following tables present the level within the fair value hierarchy at which the financial assets of the Employee Plan are measured on a recurring basis at December 31, 2015 and 2014.

Fair Value of Assets by Type and Level:	As of December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$440.9	$—	$440.9
Virtus Real Estate Securities Trust	—	14.7	—	14.7
Limited partnerships and real estate investments	—	—	33.3	33.3
Total assets at fair value [1]	$—	$455.6	$33.3	$488.9
———————

[1]	Excludes $4.5 million in other assets.

Fair Value of Assets by Type and Level:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total

Mercer Group Trust	$—	$464.0	$—	$464.0
Virtus Real Estate Securities Trust	—	14.3	—	14.3
Limited partnerships and real estate investments	—	—	57.6	57.6
Total assets at fair value [1]	$—	$478.3	$57.6	$535.9
———————

[1]	Excludes $4.5 million in other assets.

Level 3 Financial Assets:	For the years ended December 31,
($ in millions)	2015	2014

Balance, beginning of period	$57.6	$55.3
Purchases	4.3	3.4
Sales	(34.4)	(4.2)
Net appreciation on limited partnerships	5.8	3.1
Balance, end of period	$33.3	$57.6

Supplemental Plans

The Company also has two supplemental plans that provide benefits to certain executives in excess of the Employee Plan. These plans are unfunded and represent general obligations of the Company. We fund periodic benefit payments under these plans from cash flow from operations as they become due.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation, as well as the funded status and AOCI of the Company’s Supplemental Plans, for the years ended December 31, 2015 and 2014.

Obligations and Funded Status:	Supplemental Plans
($ in millions)	For the years ended December 31,
	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$153.7	$137.4
Interest cost	5.9	6.4
Net actuarial (gain) loss	(7.7)	18.6
Benefits paid	(9.2)	(8.7)
Benefit obligation, end of period	$142.7	$153.7
Under funded status, end of period [1]	$(142.7)	$(153.7)
AOCI
Net actuarial gain (loss)	$(68.7)	$(79.5)
AOCI before income taxes	$(68.7)	$(79.5)
Accumulated benefit obligation	$142.7	$153.7
———————

[1]	Funded status as recognized in the consolidated balance sheets.

The components of net periodic benefit costs and other changes in benefit obligations recognized in OCI were as follows:

Components of Supplemental Plans Benefit Expense:	For the years ended December 31,
($ in millions)	2015	2014	2013
Net periodic benefit costs
Service cost	$—	$—	$—
Interest cost	5.9	6.4	5.6
Plan assets expected return	—	—	—
Net loss amortization	3.1	2.6	2.9
Prior service cost amortization	—	—	—
Net periodic benefit costs (credit)	9.0	9.0	8.5
Other changes in benefit obligations recognized in OCI
Deferrals for the period – net actuarial (gain) loss	(7.7)	18.6	(10.8)
Amortization for the period – net actuarial gain (loss)	(3.1)	(2.6)	(2.9)
Total recognized in OCI	(10.8)	16.0	(13.7)
Total recognized in net periodic benefit costs and OCI	$(1.8)	$25.0	$(5.2)

The estimated net actuarial loss that will be expected to be recognized from AOCI into net periodic benefit cost during 2016 is $2.7 million.

Other Post-Employment Benefits Plan

We have historically provided our employees with certain health care, dental and life insurance benefits under the plan. The plan is unfunded and represents general obligations of the Company. We fund periodic benefit payments under this plan from cash flow from operations as they become due.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation, as well as the funded status and AOCI of the Company’s Other Post-Employment Benefit Plan, for the years ended December 31, 2015 and 2014.

Obligations and Funded Status:	Other Post-Employment Benefit Plan
($ in millions)	For the years ended December 31,
	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$33.4	$36.5
Service and interest cost	1.2	1.5
Net actuarial (gain) loss	(1.6)	(0.7)
Benefits paid	(3.4)	(3.9)
Plan amendments	(6.1)	—
Curtailment	(0.6)	—
Benefit obligation, end of period	$22.9	$33.4
Under funded status, end of period [1]	$(22.9)	$(33.4)
AOCI
Net actuarial gain (loss)	$8.2	$6.9
Prior service credit (cost)	6.1	9.7
AOCI before income taxes	$14.3	$16.6
Accumulated benefit obligation	$22.9	$33.4
———————

[1]	Funded status as recognized in the consolidated balance sheets.

The components of net periodic benefit costs and other changes in benefit obligations recognized in OCI were as follows:

Components of Other Post-Employment Benefits Expense:	For the years ended December 31,
($ in millions)	2015	2014	2013
Net periodic benefit costs
Service cost	$0.1	$0.1	$0.2
Interest cost	1.1	1.4	1.3
Net gain amortization	(0.3)	(0.3)	—
Prior service cost amortization	(1.2)	(1.1)	(1.2)
Curtailment	(9.1)	—	—
Net periodic benefit costs (credit)	(9.4)	0.1	0.3
Other changes in benefit obligations recognized in OCI
Deferrals for the period – net actuarial (gain) loss	(1.6)	(0.7)	(2.2)
Amortization for the period – net actuarial gain (loss)	0.3	0.3	—
Deferrals for prior service credit (cost)	(6.1)	—	—
Amortization for prior service credit (cost)	9.6	1.1	1.2
Total recognized in OCI	2.2	0.7	(1.0)
Total recognized in net periodic benefit costs and OCI	$(7.2)	$0.8	$(0.7)

The estimated net gain that will be expected to be recognized from AOCI into net periodic benefit cost during 2016 is $1.0 million, of which $0.5 million relates to prior service cost and $0.5 million relates to net actuarial gain (loss).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

Benefit Payments

The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s Employee Plan, Supplemental Plans and Other Post-Employment Benefit Plan as of December 31, 2015:

10-Year Benefit Payout Projection: ($ in millions)	Employee Plan	Supplemental Plans	Other Post-Employment Benefit Plan	Total

2016	$36.4	$9.5	$2.5	$48.4
2017	36.7	9.6	2.3	48.6
2018	37.2	9.6	2.2	49.0
2019	37.7	9.6	2.1	49.4
2020	38.3	9.4	2.0	49.7
2021 to 2025	204.0	46.9	8.1	259.0

401(k) Plan

The Company’s employees are eligible to participate in a 401(k) plan. Under this plan, employees may contribute up to 60% of eligible base salary, and then the Company matches employee’s contributions at certain percentage levels based on years of service. Certain employees can elect to defer a certain percentage of their base pay into the Company’s Non-Qualified Excess Investment Plan and receive a Company match based upon the same formula in our 401(k) plan. All balances under this plan are unfunded general obligations of the Company, which the Company hedges by making contributions to a trust subject to the claims of our creditors in certain circumstances.

Expense recognized related to the 401(k) plan was $4.4 million, $4.3 million and $4.0 million in 2015, 2014 and 2013, respectively.

Additional Retirement Benefits

We have agreements with certain of our employees that provide for additional retirement benefits. As of December 31, 2015 and 2014, the estimated liability for these agreements was $16.9 million and $18.1 million, respectively. We fund periodic benefit payments under this plan from cash flows from operations as they become due.

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

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	For the years ended December 31,
($ in millions)	2015	2014	2013

Compensation cost charged to income from continuing operations	$2.8	$3.0	$4.6
Income tax expense (benefit) before valuation allowance	$(1.0)	$(1.0)	$(1.6)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued

16. Share-Based Payments (continued)

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2015.

Stock options

Under its Stock Incentive Plan, the Company is authorized to issue share options equal to approximately 315,000 shares of common stock to officers and employees, less the number of share options issuable under the Directors’ Stock Plan. The Directors’ Stock Plan authorizes the issuance of share options equal to approximately 51,250 shares of common stock. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vest immediately. Once vested, options become exercisable. For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance. We calculate the fair value of options using the Black-Scholes option valuation model.

A summary of the stock option activity as of and for the year ended December 31, 2015 is as follows:

Summary of Stock Option Activity:	For the years ended December 31, 2015
($ in millions, except share data)	Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	50,367	$187.38	2.52	$0.10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Canceled/expired	(15,957)	202.94	—	—
Outstanding, end of period	34,410	$180.17	2.13	$—
Vested and exercisable, end of period	34,410	$180.17	2.13	$—

We did not grant any options for the years ended December 31, 2015, 2014 and 2013 and all options outstanding at December 31, 2015 and 2014 were previously vested.

There were 0, 1,472 and 0 options exercised for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there were no unrecognized compensation costs related to non-vested stock options.

Restricted stock units and Restricted stock

We have restricted stock plans under which we grant RSUs to employees and non-employee directors. RSUs granted to employees are performance-vested, time-vested or a combination thereof. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued

16. Share-Based Payments (continued)

A summary of the RSU activity as of and for the year ended December 31, 2015 is as follows:

Summary of RSU Activity:	For the years ended December 31, 2015
	Time-Vested
	Number	Weighted- Average Grant Date Fair Value

Outstanding, beginning of period	96,087	$49.25
Awarded	68,506	24.00
Adjustment for performance results	—	—
Conversion of performance-contingent awards	—	—
Converted to common shares	(19,278)	41.93
Forfeited	(5,137)	19.23
Outstanding, end of period	140,178	$39.01

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement.

RSUs Awarded:	For the years ended December 31,
	2015		2014		2013
	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value

Time-vested RSUs awarded	68,506	$24.00	13,063	$55.81	18,251	$33.76

RSU Values:	For the years ended December 31,
($ in millions)	2015	2014	2013

Intrinsic value of RSUs converted	$0.3	$0.2	$2.3
Total grant date fair value of RSUs vested converted to common shares	$0.8	$0.2	$3.6

There are no RSUs subject to future issuance based on the achievement of market criteria established under certain of our incentive plans.

Liability Awards

The Company issues cash-settled awards with payouts linked to the performance of the Company’s stock to certain employees and executive officers. Each recipient is granted a base cash payout that is adjusted according to a formula that measures the performance of the Company’s stock relative to the performance of a specified benchmark index over the measurement period. The fair value of the unsettled liability awards is remeasured at each reporting date with changes in fair value recognized as expense ratably over the measurement period.

As of December 31, 2015 and 2014, a liability of $2.6 million and $1.4 million, respectively, was accrued for these awards. Cash payments of $0 and $4.7 million were made related to these awards for the years ended December 31, 2015 and 2014, respectively.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

17.	Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	For the years ended December 31,
(shares in thousands)	2015	2014	2013

Weighted-average common shares outstanding	5,751	5,748	5,735
Weighted-average effect of dilutive potential common shares:
Restricted stock units	26	5	27
Employee stock options	—	2	2
Potential common shares	26	7	29
Less: Potential common shares excluded from calculation due to net losses	(26)	(7)	—
Dilutive potential common shares	—	—	29
Weighted-average common shares outstanding, including dilutive potential common shares	5,751	5,748	5,764

As a result of the net loss from continuing operations for the years ended December 31, 2015 and 2014, we are required to use basic weighted average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of RSUs and options would have been anti-dilutive to the earnings per share calculation. During 2013, we reported net income from continuing operations and included all potentially dilutive common shares in the calculation of diluted earnings per share.

18.	Segment Information

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges, net investment income and realized gains (losses). Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Segment Information on Revenues:	For the years ended December 31,
($ in millions)	2015	2014	2013

Life and Annuity	$1,664.1	$1,640.8	$1,689.6
Saybrus Partners [1]	43.3	37.5	26.8
Less: Intercompany revenues [2]	12.6	11.4	8.8
Total revenues	$1,694.8	$1,666.9	$1,707.6
———————

[1]	Includes intercompany commission revenue of $12.6 million, $11.5 million and $9.2 million for the years ended December 31, 2015, 2014 and 2013.

[2]	All intercompany balances are eliminated in consolidating the financial statements.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	For the years ended December 31,
($ in millions)	2015	2014	2013

Life and Annuity operating income (loss)	$(134.8)	$(160.2)	$19.0
Saybrus Partners operating income (loss)	8.3	6.2	3.1
Less: Applicable income tax expense (benefit)	(34.3)	10.5	8.5
Income (loss) from discontinued operations, net of income taxes	(2.0)	(3.5)	(2.9)
Net realized investment gains (losses)	(32.8)	(41.2)	16.0
Less: Net income (loss) attributable to noncontrolling interests	6.7	4.0	0.7
Net income (loss)	$(133.7)	$(213.2)	$26.0

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $35.9 million and $39.3 million as of December 31, 2015 and 2014, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.7 million and $0.1 million as of December 31, 2015 and 2014, respectively. Losses of $1.8 million in 2015, $3.4 million in 2014 and $1.9 million in 2013 were recognized primarily related to adverse developments which occurred during these respective years. See Note 22 to these consolidated financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

20.	Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2015, statutory surplus differs from equity reported in accordance with U.S. GAAP for life insurance companies primarily as follows:

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

20. Statutory Financial Information and Regulatory Matters (continued)

The information below is taken from the annual statement filed with state regulatory authorities.

Statutory Financial Data: [1]	As of or for the years ended December 31,
($ in millions)	2015	2014	2013
Statutory capital, surplus and AVR
Phoenix Life [2][4]	$535.3	$752.2	$735.2
PHL Variable [5]	209.3	213.7	235.2
Other	27.3	37.5	37.5
Total statutory capital, surplus and AVR	$771.9

Statutory net income (loss)
Phoenix Life [3][4]	$(660.7)	$132.5	$(21.0)
PHL Variable [5]	(14.0)	(41.1)	(86.1)
Other	(0.2)	(0.3)	(1.0)
Total statutory net income (loss)	$(674.9)	$91.1	$(108.1)
———————

[1]	Amounts in statements filed with state regulatory authorities differ from audited financial statements.

[2]	Prior to July 1, 2015, the effective date of the de-stack, Phoenix Life’s capital and surplus included the capital and surplus of its subsidiaries.

[3]
Phoenix Life’s 2015 statutory net loss includes $687.9 million of realized losses relating to the de-stacking of Phoenix Life’s life subsidiaries. There was an offsetting unrealized capital gain for the same amount, resulting in no impact to capital and surplus.

[4]
Statutory capital, surplus and AVR reflected in the annual audited financial statements for Phoenix Life for the years ended December 31, 2014 and December 31, 2013 was $666.6 million and $713.2 million, and statutory net income (loss) for those same periods was $116.3 million and $(17.8) million. The primary difference between the annual statement filed and the audited financial statements in 2014 was the impact of the COI settlement, which due to the timing of the settlement in the second quarter of 2015 was not reflected in the annual statement filed with the state regulatory authorities but was recorded in the audited financial statements.

[5]
Statutory capital, surplus and AVR reflected in the annual audited financial statements for PHL Variable for the years ended December 31, 2014 and December 31, 2013 was $156.5 million and $259.9 million, and statutory net income (loss) for those same periods was $(88.3) million and $(65.4) million. The primary difference between the annual statement filed and the audited financial statements in 2014 was the impact of the COI settlement, which due to the timing of the settlement in the second quarter of 2015 was not reflected in the annual statement filed with the state regulatory authorities but was recorded in the audited financial statements

As a result of discussions with its regulators related to the intercompany reinsurance treaty between Phoenix Life and PHL Variable executed in the second quarter of 2015, the Company’s operating subsidiaries were de-stacked, effective July 1, 2015. The impact of the de-stack on Phoenix Life’s capital and surplus was $262.2 million, which included $228.2 million for the reduction in subsidiary investment and $34.0 million for the related decrease in admitted deferred tax assets.

Phoenix Life’s statutory basis capital and surplus (including AVR) decreased from $752.2 million at December 31, 2014 to $535.3 million at December 31, 2015. Prior to the de-stacking, Phoenix Life’s surplus decreased as a result of the $48.5 million COI settlement in the first quarter of 2015, and increased $153.5 million as a result of the execution of an intercompany reinsurance treaty in the second quarter. In the third quarter, Phoenix Life’s surplus decreased by $262.2 million as a result of the de-stacking. During 2015, Phoenix Life also declared and paid $59.9 million of dividends to Phoenix.

PHL Variable’s statutory basis capital and surplus decreased from $213.7 million at December 31, 2014 to $209.3 million at December 31, 2015. Reductions in surplus were driven primarily by worse than expected mortality in the universal life business and the impact of PHL Variable’s $36.4 million portion of the COI settlement in the first quarter of 2015. The reductions in PHL Variable’s surplus were partially offset by the increase in surplus of $52.5 million as a result of the execution of the intercompany reinsurance treaty in the second quarter and $33.1 million in capital contributions from Phoenix.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

20. Statutory Financial Information and Regulatory Matters (continued)

Regulatory Capital Requirements

The Company’s insurance companies’ states of domicile require reporting of RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items taking into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The insurance laws give the states explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. All of the Company’s statutory subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. As of December 31, 2015 and 2014, Phoenix Life’s RBC was in excess of 400% of Company Action Level (“CAL” or the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators), PHL Variable RBC was 200% of CAL, and each of its other insurance subsidiaries were at least 200%.

Dividend Restrictions

Dividends to Phoenix from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Phoenix Life is limited under the insurance company laws of New York, and the payment of dividends by PHL Variable is limited under the insurance company laws of Connecticut. In addition to the statutory limitations on paying dividends, the Company also considers the level of statutory capital and RBC of the entity and other liquidity requirements.

New York Insurance Law allows a domestic stock life insurer to distribute an ordinary dividend where the aggregate amount of such dividend in any calendar year does not exceed the greater of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of its surplus to policyholders as of the immediately preceding calendar year. The foregoing ordinary dividend can only be paid out of earned surplus, which is defined as an insurer’s positive unassigned funds, excluding 85% of the change in net unrealized gains or losses less capital gains tax for the preceding year. Under this section, an insurer cannot distribute an ordinary dividend in the calendar year immediately following a calendar year for which the insurer’s net gain from operations, not including realized capital gains, was negative. If a company does not have sufficient positive earned surplus to pay an ordinary dividend, an ordinary dividend can still be paid where the aggregate amount is the lesser of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $37.2 million in 2016. During the year ended December 31, 2015, Phoenix Life declared and paid $59.9 million in dividends. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory capital or RBC in the future. As of December 31, 2015, we had $535.3 million of statutory capital, surplus and AVR.

In Connecticut, without prior approval by the insurance commissioner, the aggregate amount of dividends during any twelve month period shall not exceed the greater of (i) 10% of surplus to policyholders for the preceding calendar year or (ii) net gain from operations for such year. Connecticut law states that no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without prior approval of the insurance commissioner. Based on this calculation, PHL Variable has no dividend capacity in 2016.

21.	Premises and Equipment

Premises and equipment are included in other assets in our consolidated balance sheets.

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2015		2014
	Cost	Carrying Value	Cost	Carrying Value

Real estate	$100.5	$31.7	$99.8	$32.6
Equipment and software	76.1	11.5	73.8	12.2
Leasehold improvements	3.0	2.8	0.4	0.2
Premises and equipment cost and carrying value	179.6	$46.0	174.0	$45.0
Accumulated depreciation and amortization	(133.6)		(129.0)
Premises and equipment	$46.0		$45.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

21. Premises and Equipment (continued)

Depreciation and amortization expense for premises and equipment for 2015, 2014 and 2013 totaled $5.5 million, $6.0 million and $8.2 million, respectively.

Rental expenses for operating leases, principally with respect to buildings, amounted to $0.8 million, $0.6 million and $0.6 million in 2015, 2014 and 2013, respectively. Future minimum rental payments under non-cancelable operating leases were $6.0 million as of December 31, 2015, payable as follows: in 2016, $0.8 million; in 2017, $0.8 million; in 2018, $0.8 million; in 2019, $0.5 million; in 2020, $0.3 million and thereafter, $2.8 million. All future obligations for leased property of our discontinued operations were assumed by the buyer upon the completion of the sale on June 23, 2010. See Note 19 to these consolidated financial statements for additional information.

22.	Contingent Liabilities

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

22. Contingent Liabilities (continued)

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging COI rate adjustments implemented by Phoenix Life in 2010 and 2011 in certain universal life insurance policies. The complaint sought damages for breach of contract. The class certified by the court was limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment.

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

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015 and on June 3, 2015, the court granted preliminary approval of the Settlement and ordered notice be given to class members. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases. The Phoenix Life Companies agreed to pay a total of $48.5 million , as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. Under the Settlement, policyholders are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015 and opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. On September 9, 2015, the judge in the Fleisher and SPRR Litigations entered an order approving of the Settlement and final judgment was entered on December 9, 2015.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

22. Contingent Liabilities (continued)

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

Cases Brought by Policyholders

On October 30, 2009, Brian S. Shevlin, Keith P. Shevlin, and Erin Taylor (the “Shevlins” or “Plaintiffs”) brought a purported class action suit against Phoenix Life and Phoenix (collectively “Defendants”) in the Superior Court of New Jersey, Mercer County, Brian S. Shevlin at al. v. Phoenix Life Insurance et al., Docket No. MER-L-2792-09. The Shevlins, on behalf of themselves and a class of owners of closed block policies established upon the demutualization of Phoenix Life in 2001, challenged the reduction of dividends on those policies following 2006 and 2009 dividend scale changes. Defendants removed the suit to the United States District Court for the District of New Jersey (Case No. 09-cv-06323). On August 24, 2010, the District Court partially granted and partially denied Defendants’ motion to dismiss, and shortly thereafter Plaintiffs filed a Second Amended Complaint. Plaintiffs allege that the reduction of dividends breached the terms of their policies with Phoenix Life, and unjustly enriched Phoenix. On June 30, 2014, the court denied Phoenix’s motion for summary judgment, and instructed the parties to proceed to brief class certification. On February 9, 2016, the court denied the pending motion for class certification without prejudice to renew it if a planned mediation was unsuccessful in resolving the action. Following a mediation session that did not resolve the action, the plaintiffs refiled their motion for class certification. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend this matter vigorously. The outcome of this litigation and any potential award of damages are uncertain.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

22. Contingent Liabilities (continued)

Shareholder Litigation

On September 28, 2015, Phoenix entered into a definitive merger agreement to be acquired by Nassau. On October 26, 2015, a putative class action lawsuit was filed by a purported shareholder of Phoenix in the Superior Court of the State of Connecticut challenging the proposed merger transaction. The lawsuit alleges that the individual members of Phoenix’s Board of Directors breached their fiduciary duties to the Phoenix shareholder by agreeing to the proposed merger transaction for inadequate consideration and through an allegedly flawed sales process, and that the defendant companies – Phoenix, Nassau and Davero Merger Sub Corp. (a wholly owned subsidiary of Nassau) – aided and abetted such alleged breaches. The plaintiff in the action, which was styled Thomas White v. The Phoenix Companies, Inc., et. al., No. HHD-CV15--6063180-S (Conn. Super. Ct., Hartford), sought, among other things, an order enjoining the merger and, in the event the merger is completed, rescission and/or damages as a result of the alleged violations of law, as well as fees and costs. From late November to early December 2015, Phoenix and the plaintiff engaged in arm’s-length negotiations for the expedited production of certain documents. On December 10, 2015, Phoenix and the other defendants executed a Memorandum of Understanding (“MOU”) with the plaintiff providing for settlement of the suit based on certain supplemental disclosures to be released to Phoenix shareholders in advance of the December 17, 2015 shareholder vote. The settlement reflected in the MOU is subject to certain confirmatory discovery by the plaintiffs in the litigation and subject to the approval of the Court, among other things. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the litigation. The MOU outlines the terms of the agreement in principle to settle and release all claims which were or could have been asserted in the litigation. The parties to the MOU will seek to enter into a stipulation of settlement that will be presented to the Court for final approval. The stipulation of settlement will be subject to customary conditions, including approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The stipulation of settlement will provide for, among other things, the conditional certification of the Litigation as a non opt-out class action. The stipulation of settlement will provide for the release of any and all claims arising from the merger, subject to approval by the Court. The release will not become effective until the stipulation of settlement is approved by the Court. In connection with the settlement, subject to the ultimate determination of the Court, counsel for plaintiff may receive an award of reasonable fees. Neither this payment nor the settlement will affect the consideration to be received by Phoenix stockholders in the merger or the timing of the anticipated closing of the merger. There can be no assurance that the settling parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the settling parties were to enter into the stipulation. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. In January 2016, named-plaintiff, Thomas White, and non-party, Stephen Bushansky, a member of the putative class, moved to substitute Stephen Bushansky as plaintiff, which motion was granted.

Consent Solicitation Litigation

On February 8, 2016, plaintiff Kenneth Roth filed a putative class action complaint (“Complaint”) in New York Supreme Court (New York County) (the “Court”) against The Phoenix Companies, Inc. (“Phoenix”) and U.S. Bank National Association in its capacity as indenture trustee (the “Trustee”), Index No. 650634/2016 (the “Litigation”), relating to a January 7, 2016 consent solicitation launched by Phoenix in connection with its 7.45% Quarterly Interest Bonds due 2032 (the “Consent Solicitation”).

The Complaint asserts claims against Phoenix for breach of contract, breach of the covenant of good faith and fair dealing, negligent misrepresentation, a temporary restraining order, a preliminary and permanent injunction, and a declaratory judgment. In addition to damages, costs, and attorneys’ fees, the Complaint asks the Court to temporarily restrain, and preliminarily and permanently enjoin the Consent Solicitation or, alternatively, declare that the proposed supplemental indenture is null and void. The Complaint further alleges that the Trustee breached its fiduciary duty to bondholders by, inter alia, allowing the Consent Solicitation to be issued.

Phoenix believes that the lawsuit is without merit and that no additional or amended disclosure is required to supplement the Consent Solicitation, and that no changes to the proposed supplemental indenture are required, under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, Phoenix agreed, pursuant to the terms of a MOU, to: (a) revise the proposed Fourth Supplemental Indenture to make available to bondholders certain information in connection with Phoenix’s reporting obligations under Section 704, as amended by the Fourth Supplemental Indenture, (b) make available financial statements and related information of Phoenix not only to current bondholders but also to prospective bondholders, securities analysts and market makers, as detailed in the supplemental disclosures to the Consent Solicitation, and (c) make certain other supplemental disclosures to the Consent Solicitation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

22. Contingent Liabilities (continued)

On February 24, 2016, the parties to the Litigation (the “Settling Parties”) entered into the MOU providing for the settlement of the Litigation, subject to the approval of the Court, among other things. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation. The MOU outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Litigation. The parties to the MOU will seek to enter into a stipulation of settlement that will be presented to the Court for final approval. The stipulation of settlement will be subject to customary conditions, including approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The stipulation of settlement will provide for, among other things, the release of any and all claims arising from or relating to the Consent Solicitation, subject to approval by the Court. The release will not become effective until the stipulation of settlement is approved by the Court. In connection with the settlement, subject to the ultimate determination of the Court, counsel for plaintiff may receive an award of reasonable fees. Neither this payment nor the settlement will affect the consent fee to be received by consenting Phoenix bondholders in the Consent Solicitation. There can be no assurance that the Settling Parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the Settling Parties were to enter into the stipulation. In such event the proposed settlement will be null and void and of no force and effect.

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

22. Contingent Liabilities (continued)

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

See Note 19 to these consolidated financial statements for additional information regarding discontinued operations.

23.	Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2018. As of December 31, 2015, the Company had remaining commitments of $38.6 million.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of December 31, 2015, the Company had unfunded commitments of $308.2 million under such agreements, of which $66.7 million is expected to be funded by December 31, 2016. See Note 7 to these consolidated financial statements for additional information on VIEs.

On January 5, 2015, the Company committed to purchase $100.0 million in investment grade rated infrastructure bonds through an outside investment advisor. These purchases are expected to be made over 24 months. The arrangement may be terminated prior to funding the committed amount at the discretion of the Company subject to certain standard provisions for notice and immaterial fees. The debt will be held as available-for-sale debt securities on the consolidated balance sheets. As of December 31, 2015, $13.5 million has been funded.

In addition, the Company enters into agreements to purchase private placement investments. As of December 31, 2015, the Company had open commitments of $150.8 million under such agreements which are expected to be funded by August 15, 2017.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

24.	Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data

A summary of The Phoenix Companies, Inc. (parent company only) financial information is presented below. See Notes 8 and 15 to these consolidated financial statements for additional information regarding indebtedness and accrued pension and post-employment benefits, respectively.

Parent Company Financial Position:	As of December 31,
($ in millions)	2015	2014
Assets
Available-for-sale debt securities, at fair value	$1.9	$5.1
Affiliate securities	30.0	30.0
Short-term investments	34.9	49.9
Fair value investments	18.8	23.5
Cash and cash equivalents	27.0	11.2
Investments in subsidiaries	724.0	880.8
Advances to subsidiaries	10.0	—
Other assets	30.1	30.7
Total assets	$876.7	$1,031.2
Liabilities and Stockholders’ Equity
Indebtedness (Note 8)	$268.6	$268.6
Accrued pension and post-employment benefits (Note 15)	361.6	380.0
Due to subsidiaries	3.2	7.3
Capital contribution payable	23.1	—
Other liabilities	59.0	48.7
Total liabilities	715.5	704.6
Total stockholders’ equity	161.2	326.6
Total liabilities and stockholders’ equity	$876.7	$1,031.2

Parent Company Results of Operations:	For the years ended December 31,
($ in millions)	2015	2014	2013
Revenues
Equity in undistributed income (loss) of subsidiaries	$(71.3)	$(99.0)	$44.1
Investment income	3.6	4.5	1.2
Net realized investment gains (losses)	(1.0)	0.6	3.6
Total revenues	(68.7)	(93.9)	48.9
Interest expense	20.4	20.4	20.4
Other operating expenses	30.6	102.6	70.7
Total expenses	51.0	123.0	91.1
Income (loss) before income taxes	(119.7)	(216.9)	(42.2)
Income tax expense (benefit)	14.0	(3.7)	(68.7)
Income (loss) from continuing operations	(133.7)	(213.2)	26.5
Income (loss) from discontinued operations of subsidiaries	—	—	(0.5)
Net income (loss)	(133.7)	(213.2)	26.0
Less: Income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss)	$(133.7)	$(213.2)	$26.0

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

24. Condensed Financial Information of The Phoenix Companies, Inc., and Other Supplementary Data (continued)

Parent Company Cash Flows:	For the years ended December 31,
($ in millions)	2015	2014	2013
Operating Activities
Interest income received	$3.3	$3.7	$0.9
Interest paid	(20.0)	(20.0)	(20.0)
Taxes paid	(3.6)	—	(2.2)
Taxes received	—	—	3.5
Payments to/from subsidiaries	(27.4)	(113.4)	52.5
Other operating activities, net	(13.8)	(13.8)	(14.9)
Cash provided by (used for) operating activities	(61.5)	(143.5)	19.8
Purchases of available-for-sale debt securities	—	—	(30.0)
Purchases of short-term investments	(144.6)	(589.4)	(579.5)
Purchases of derivative instruments	(0.9)	—	—
Sales, repayments and maturities of available-for-sale debt securities	3.2	5.0	1.0
Sales, repayments and maturities of short-term investments	159.7	659.4	564.7
Subsidiary loan payments received	—	3.3	3.0
Dividends received from subsidiaries	69.9	56.0	74.2
Capital contributions to subsidiaries	(10.0)	(15.0)	(45.0)
Cash provided by (used for) investing activities	77.3	119.3	(11.6)
Cash provided by (used for) financing activities	—	—	—
Change in cash and cash equivalents	15.8	(24.2)	8.2
Cash and cash equivalents, beginning of period	11.2	35.4	27.2
Cash and cash equivalents, end of period	$27.0	$11.2	$35.4

Other supplementary data related to investments, insurance information, reinsurance, and valuation and qualifying accounts are presented in various locations within the consolidated financial statements and related notes.

•
Investment information including the amortized cost and fair value of investments is provided in Note 7, Investing Activities, and Note 11, Derivative Instruments. The Company’s invested assets did not include related party investments as of December 31, 2015.

•
The Company manages its business by segregating its operations into two reporting segments: Life and Annuity and Saybrus. All insurance information disclosed within the consolidated balance sheets, the consolidated statements of operations and comprehensive income and Note 5, Deferred Policy Acquisition Costs, is applicable to the Life and Annuity segment. Unearned premiums included in policy liabilities and accruals were $77.1 million and $84.8 million as of December 31, 2015 and 2014, respectively. Saybrus, the Company’s non-insurance segment, had operating expenses of $35.2 million, $31.2 million and $23.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Saybrus did not have any insurance information or investment income as of, and for the years ended December 31, 2015, 2014 and 2013.

•	Information related to reinsurance, including gross, ceded and assumed balances for premiums, policy benefits and life insurance inforce, is provided in Note 3, Reinsurance.

•	Information about the valuation allowance established for certain deferred tax assets is provided in Note 13, Income Taxes.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

25.	Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2015 and 2014.

Summarized Selected Quarterly Financial Data:	Quarter ended 2015
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,

Revenues	$405.4	$422.0	$437.1	$430.3

Benefits and expenses	$480.1	$456.8	$464.2	$453.0

Income tax expense (benefit)	$(2.2)	$(13.0)	$(17.0)	$(2.1)

Income (loss) from continuing operations	$(72.5)	$(21.8)	$(10.1)	$(20.6)

Income (loss) from discontinued operations	$(0.5)	$(0.6)	$(0.1)	$(0.8)

Net income (loss)	$(73.0)	$(22.4)	$(10.2)	$(21.4)

Less: Net (income) loss attributable to noncontrolling interests	$1.0	$0.2	$5.5	$—

Net income (loss) attributable to The Phoenix Companies, Inc.	$(74.0)	$(22.6)	$(15.7)	$(21.4)

Net income (loss) attributable to The Phoenix Companies, Inc. per share:
Basic	$(12.87)	$(3.93)	$(2.73)	$(3.72)
Diluted	$(12.87)	$(3.93)	$(2.73)	$(3.72)

Summarized Selected Quarterly Financial Data:	Quarter ended 2014
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,

Revenues	$399.0	$413.1	$414.4	$440.4

Benefits and expenses	$431.4	$454.5	$434.0	$542.2

Income tax expense (benefit)	$(4.8)	$(19.6)	$2.6	$32.3

Income (loss) from continuing operations	$(27.6)	$(21.8)	$(22.2)	$(134.1)

Income (loss) from discontinued operations	$(0.6)	$(0.6)	$(0.3)	$(2.0)

Net income (loss)	$(28.2)	$(22.4)	$(22.5)	$(136.1)

Less: Net income (loss) attributable to noncontrolling interests	$(0.1)	$—	$(0.1)	$4.2

Net income (loss) attributable to The Phoenix Companies, Inc.	$(28.1)	$(22.4)	$(22.4)	$(140.3)

Net income (loss) attributable to The Phoenix Companies, Inc. per share:
Basic	$(4.89)	$(3.90)	$(3.90)	$(24.40)
Diluted	$(4.89)	$(3.90)	$(3.90)	$(24.40)

THE PHOENIX COMPANIES, INC. Notes to Consolidated Financial Statements (continued)

26.	Subsequent Events

Bond Consent Solicitations

On January 7, 2016, we commenced a Consent Solicitation of bondholders (“Holders”) of our 7.45% Quarterly Interest Bonds due 2032 (CUSIP 71902E 20 8) (NYSE: PFX) (“Bonds”) to amend the indenture governing the bonds (the “Indenture”) in connection with the Company’s previously announced agreement to be acquired by Nassau and become its privately held, wholly owned subsidiary. On March 4, 2016, we announced the success of our Consent Solicitation. The consents received represented approximately 72.9% of the outstanding principal amount. On March 9, 2016, the Company and the Trustee executed a fourth supplemental indenture (the “Fourth Supplemental Indenture”) amending the Indenture effective as of such date.

During the course of the Consent Solicitation, plaintiff Kenneth Roth filed a putative class action complaint (“Complaint”) in New York Supreme Court (the “Court”) against the Company and the Trustee, Index No. 650634/2016 (the “Litigation”), relating to the Consent Solicitation. On February 24, 2016, the parties to the Litigation (the “Settling Parties”) entered into the Memorandum of Understanding (“MOU”) providing for the settlement of the Litigation, subject to the approval of the Court, among other things. See Note 22 to these consolidated financial statements for a more detailed discussion regarding the consent solicitation litigation.

Capital Contributions

On February  25, 2016, PHL Variable received approval from the Connecticut Insurance Department to admit $23.1 million of receivables from the Company as an additional capital contribution on its balance sheet as of December 31,2015. On February 26, 2016, the Company made a capital contribution of $23.1 million to PHL Variable.

Dividends

On March 10, 2016, Phoenix Life declared a $20.0 million dividend to Phoenix.

EXHIBIT INDEX

Exhibit

2.1
Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

2.2
Agreement and Plan of Merger, dated as of September 28, 2015, among Nassau Reinsurance Group Holdings, L.P., Davero Merger Sub Corp. and The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 2.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed on September 30, 2015)

3.1
Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc., as amended August 10, 2012 (incorporated herein by reference to Exhibit 3.1(a) to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

3.2
Amended and Restated By-Laws of The Phoenix Companies, Inc., adopted September 28, 2015 (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 30, 2015)

4.1
Indenture dated as of December 27 2001, between The Phoenix Companies, Inc. and SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

4.2
Specimen of Global Bond dated as of December 27, 2001, issued by The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

4.3
First Supplemental Indenture dated as of January 18, 2013, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 18, 2013)

4.4
Second Supplemental Indenture dated as of May 23, 2013, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 24, 2013)

4.5
Third Supplemental Indenture dated as of February 21, 2014, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 21, 2014)

4.6
Fourth Supplemental Indenture dated as of March 9, 2016, to the Indenture incorporated by reference as Exhibit 4.1 hereto, between the Company and U.S. Bank National Association, as successor trustee to SunTrust Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 9, 2016)

10.1
The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.2
First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3
Second Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 7, 2012)

10.4
Third Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.5	Fourth Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated*

10.6
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

10.8
Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.9
The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.10	First Amendment to The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated*

10.11
The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.12
First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.13
The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.14
First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.15
The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.16
First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.17
Second Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.18
Third Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 12, 2012)

10.19
Fourth Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.20
Fifth Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 11, 2015; SEC File Number 001-16517)

10.21
The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.22
First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.23
Second Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.24	Third Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated*

10.25
The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.26
First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.27
Second Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.28	Third Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated*

10.29
The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.30
First Amendment to The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.25 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.31	Second Amendment to The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated*

10.32
Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.33
Form of Description of Long-Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006; SEC File Number 001-16517)

10.34
Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006; SEC File Number 001-16517)

10.35
Form of Restricted Stock Units Agreement for Individual Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007; SEC File Number 001-16517)

10.36
Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007; SEC File Number 001-16517)

10.37
Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007; SEC File Number 001-16517)

10.38
Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007; SEC File Number 001-16517)

10.39
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

10.43	First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated*

10.44
The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.45
First Amendment to The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.46
The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.47	First Amendment to The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.40 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed April 1, 2014)

10.48	Second Amendment to The Phoenix Companies, Inc. Equity Deferral Plan*

10.49
The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.50	First Amendment to The Phoenix Companies, Inc. Directors Equity Deferral Plan*

10.51
The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008; SEC File Number 001-16517)

10.52	First Amendment to The Phoenix Companies, Inc. Directors Cash Deferral Plan*

10.53	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 13, 2013)

10.54
Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004; SEC File Number 001-16517)

10.55	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.56
Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.57
Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008; SEC File Number 001-16517)

10.58
Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.59
Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.60
Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.61
Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.62
Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008; SEC File Number 001-16517)

10.63
Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed January 6, 2009; SEC File Number 001-16517)

10.64
Letter from The Phoenix Companies, Inc. to the Chief Financial Officer dated April 3, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 4, 2014)

10.65
Letter from The Phoenix Companies, Inc. to the Chief Investment Officer dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 18, 2014)

10.66
Modification of Award Conditions to the Chief Financial Officer dated December 12, 2014 (incorporated by reference to Item 5.02 of The Phoenix Companies, Inc. Current Report on Form 8-K filed December 18, 2014)

10.67
Settlement Agreement between Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust, and Phoenix Life Insurance Company and between SPRR LLC and PHL Variable Insurance Company dated May 29, 2015 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 3, 2015)

10.68
Severance Agreement and Release, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

10.69
Consulting Services Agreement, dated July 2, 2015, between The Phoenix Companies, Inc. and Peter A. Hofmann (incorporated by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed July 6, 2015)

12	Ratio of Earnings to Fixed Charges*

16
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated June 11, 2015, regarding change in independent registered public accounting firm (incorporated by reference to Exhibit 16 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 11, 2015)

21	Subsidiaries of The Phoenix Companies, Inc.*

23.1	Consent of KPMG LLP*

23.2	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.