Form 10-Q
period 2016-03-31
PHOENIX COMPANIES INC/DE
filed 2016-05-10
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

On May 6, 2016 the registrant had 5.8 million shares of common stock outstanding.

THE PHOENIX COMPANIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
($ in millions, except per share data)	2016	2015
REVENUES:
Premiums	$83.8	$78.4
Fee income	136.8	133.8
Net investment income	205.0	209.3
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(12.5)	(7.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	(1.4)
Net OTTI losses recognized in earnings	(12.5)	(8.4)
Net realized gains (losses), excluding OTTI losses	(3.0)	(7.7)
Net realized gains (losses)	(15.5)	(16.1)
Total revenues	410.1	405.4

BENEFITS AND EXPENSES:
Policy benefits	324.1	292.0
Policyholder dividends	39.3	40.1
Policy acquisition cost amortization	32.0	17.1
Interest expense on indebtedness	7.1	7.1
Other operating expenses	69.9	123.8
Total benefits and expenses	472.4	480.1
Income (loss) from continuing operations before income taxes	(62.3)	(74.7)
Income tax expense (benefit)	(18.6)	(2.2)
Income (loss) from continuing operations	(43.7)	(72.5)
Income (loss) from discontinued operations, net of income taxes	0.5	(0.5)
Net income (loss)	(43.2)	(73.0)
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	1.0
Net income (loss) attributable to The Phoenix Companies, Inc.	$(42.8)	$(74.0)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Operations and Comprehensive Income

(Continued from previous page)	Three Months Ended March 31,
($ in millions, except per share data)	2016	2015
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to The Phoenix Companies, Inc.	$(42.8)	$(74.0)
Net income (loss) attributable to noncontrolling interests	(0.4)	1.0
Net income (loss)	(43.2)	(73.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	50.2	3.4
Net pension liability adjustment	2.8	1.4
Other comprehensive income (loss) before income taxes	53.0	4.8
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	47.8	7.0
Net pension liability adjustment	—	—
Total income tax expense (benefit)	47.8	7.0
Other comprehensive income (loss), net of income taxes	5.2	(2.2)
Comprehensive income (loss)	(38.0)	(75.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.4)	1.0
Comprehensive income (loss) attributable to The Phoenix Companies, Inc.	$(37.6)	$(76.2)

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations – basic	$(7.53)	$(12.78)
Income (loss) from continuing operations – diluted	$(7.53)	$(12.78)
Income (loss) from discontinued operations – basic	$0.09	$(0.09)
Income (loss) from discontinued operations – diluted	$0.09	$(0.09)
Net income (loss) attributable to The Phoenix Companies, Inc. – basic	$(7.44)	$(12.87)
Net income (loss) attributable to The Phoenix Companies, Inc. – diluted	$(7.44)	$(12.87)
Basic weighted-average common shares outstanding (in thousands)	5,751	5,751
Diluted weighted-average common shares outstanding (in thousands)	5,751	5,751

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Balance Sheets

($ in millions, except share data)	March 31, 2016	December 31, 2015
ASSETS:
Available-for-sale debt securities, at fair value (cost of $12,306.1 and $11,993.6)	$12,799.4	$12,190.7
Available-for-sale equity securities, at fair value (cost of $163.6 and $154.6)	187.5	182.0
Short-term investments	55.0	164.8
Limited partnerships and other investments	598.8	518.7
Policy loans, at unpaid principal balances	2,390.7	2,382.5
Derivative instruments	118.5	103.5
Fair value investments	77.6	165.0
Total investments	16,227.5	15,707.2
Cash and cash equivalents	514.4	627.3
Accrued investment income	184.3	179.2
Reinsurance recoverable	677.7	590.7
Deferred policy acquisition costs	874.0	941.1
Deferred income taxes, net	76.6	105.5
Other assets	320.2	354.5
Discontinued operations assets	38.9	42.8
Separate account assets	2,413.6	2,536.4
Total assets	$21,327.2	$21,084.7

LIABILITIES:
Policy liabilities and accruals	$12,524.5	$12,342.7
Policyholder deposit funds	4,335.9	4,333.2
Dividend obligations	838.7	716.8
Indebtedness	371.8	371.7
Pension and post-employment liabilities	359.2	361.6
Other liabilities	317.5	210.7
Discontinued operations liabilities	35.7	37.8
Separate account liabilities	2,413.6	2,536.4
Total liabilities	21,196.9	20,910.9

CONTINGENCIES AND COMMITMENTS (Notes 19 & 20)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 5.8 million and 5.8 million shares outstanding	0.1	0.1
Additional paid-in capital	2,633.0	2,632.9
Accumulated other comprehensive income (loss)	(261.0)	(266.2)
Retained earnings (accumulated deficit)	(2,065.5)	(2,022.7)
Treasury stock, at cost: 0.7 million and 0.7 million shares	(182.9)	(182.9)
Total The Phoenix Companies, Inc. stockholders’ equity	123.7	161.2
Noncontrolling interests	6.6	12.6
Total stockholders’ equity	130.3	173.8
Total liabilities and stockholders’ equity	$21,327.2	$21,084.7

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

	Three Months Ended March 31,
($ in millions)	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(42.8)	$(74.0)
Net realized gains / losses	15.5	13.6
Policy acquisition costs deferred	(12.6)	(21.8)
Policy acquisition cost amortization	32.0	17.1
Amortization and depreciation	1.2	1.4
Interest credited	26.5	38.2
Equity in earnings of limited partnerships and other investments	(21.8)	(13.0)
Change in:
Accrued investment income	(47.6)	(49.8)
Deferred income taxes, net	(18.8)	(1.5)
Reinsurance recoverable	(86.8)	(41.3)
Policy liabilities and accruals	(10.5)	(77.3)
Dividend obligations	1.1	(2.4)
Pension and post-employment liabilities	0.4	(1.7)
Impact of operating activities of consolidated investment entities, net	(0.4)	(10.8)
Other operating activities, net	(4.1)	47.2
Cash provided by (used for) operating activities	(168.7)	(176.1)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(600.2)	(530.6)
Available-for-sale equity securities	(6.7)	(7.1)
Short-term investments	(199.9)	(274.5)
Derivative instruments	(11.4)	(17.5)
Fair value and other investments	—	(0.6)
Sales, repayments and maturities of:
Available-for-sale debt securities	404.8	393.1
Available-for-sale equity securities	0.3	4.7
Short-term investments	309.9	269.5
Derivative instruments	5.9	19.8
Fair value and other investments	23.7	1.9
Contributions to limited partnerships and limited liability corporations	(17.9)	(19.5)
Distributions from limited partnerships and limited liability corporations	28.0	33.4
Policy loans, net	28.7	24.4
Impact of investing activities of consolidated investment entities, net	—	—
Other investing activities, net	9.0	2.8
Cash provided by (used for) investing activities	(25.8)	(100.2)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Cash Flows

(Continued from previous page)	Three Months Ended March 31,
($ in millions)	2016	2015
FINANCING ACTIVITIES:
Policyholder deposits	280.1	373.2
Policyholder withdrawals	(292.2)	(295.6)
Net transfers (to) from separate accounts	92.7	94.6
Impact of financing activities of consolidated investment entities, net	0.1	1.2
Cash provided by (used for) financing activities	80.7	173.4
Change in cash and cash equivalents	(113.8)	(102.9)
Change in cash included in discontinued operations assets	0.9	0.4
Cash and cash equivalents, beginning of period	627.3	450.0
Cash and cash equivalents, end of period	$514.4	$347.5

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(0.3)	$(6.6)
Interest expense on indebtedness paid	$(4.7)	$(4.7)

Non-Cash Transactions During the Period
Investment exchanges	$37.6	$20.0

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.
Consolidated Interim Unaudited Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
($ in millions)	2016	2015
COMMON STOCK:
Balance, beginning of period	$0.1	$0.1
Balance, end of period	$0.1	$0.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,632.9	$2,632.8
Issuance of shares and compensation expense on stock compensation awards	0.1	—
Balance, end of period	$2,633.0	$2,632.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(266.2)	$(234.4)
Other comprehensive income (loss)	5.2	(2.2)
Balance, end of period	$(261.0)	$(236.6)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(2,022.7)	$(1,889.0)
Net income (loss)	(42.8)	(74.0)
Balance, end of period	$(2,065.5)	$(1,963.0)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(182.9)	$(182.9)
Treasury shares purchased	—	—
Balance, end of period	$(182.9)	$(182.9)

TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO THE PHOENIX COMPANIES, INC.:
Balance, beginning of period	$161.2	$326.6
Change in stockholders’ equity attributable to The Phoenix Companies, Inc.	(37.5)	(76.2)
Balance, end of period	$123.7	$250.4

NONCONTROLLING INTERESTS:
Balance, beginning of period	$12.6	$20.0
Net income (loss) attributable to noncontrolling interests	(0.4)	1.0
Change in equity of noncontrolling interests	0.1	1.2
Impact of deconsolidation of variable interest entities	(5.7)	—
Balance, end of period	$6.6	$22.2

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$173.8	$346.6
Change in stockholders’ equity	(43.5)	(74.0)
Balance, end of period	$130.3	$272.6

The accompanying unaudited notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements Three Months Ended March 31, 2016 and 2015

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

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015, the merger was approved by Phoenix shareholders and, on May 5, 2016, the merger was approved by the Connecticut Insurance Department. The transaction remains subject to other regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly-owned subsidiary of Nassau.

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

These consolidated interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2016 are not necessarily indicative of full year results. These consolidated interim unaudited financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Holding company liquidity

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of March 31, 2016 and December 31, 2015, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets, net of contributions payable to subsidiaries) totaled $55.0 million and $65.8 million, respectively.

In addition to existing cash and securities, the holding company’s primary source of liquidity consists of dividends from Phoenix Life. Dividends from Phoenix Life are limited under the insurance company laws of New York. During the three months ended March 31, 2016, Phoenix Life paid $20.0 million in dividends. As a result of the execution of an intercompany reinsurance treaty between Phoenix Life and PHL Variable during the second quarter of 2015, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable, including $50.0 million of dividends declared subsequent to June 30, 2015. In 2016, Phoenix Life is permitted to pay dividends of $37.2 million. PHL Variable does not have any dividend capacity in 2016.

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
Interest paid on senior unsecured bonds for the three months ended March 31, 2016 and 2015 was $5.0 million and $5.0 million, respectively. As of March 31, 2016, future minimum annual principal payments on senior unsecured bonds are $268.6 million due in 2032. See Note 8 to these consolidated interim unaudited financial statements for additional information.

•
The holding company and its subsidiaries have a tax sharing agreement whereby the subsidiaries reimburse the holding company for tax payments made on their behalf. As part of the agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. As of March 31, 2016, the Company held $76.2 million in escrow consisting of treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company.

•	Holding company operating expenses for the three months ended March 31, 2016 and 2015 were $4.1 million and $10.1 million, respectively.

The holding company also provides capital support to its operating subsidiaries. Management targets a minimum Company Action Level risk-based capital (“RBC”) ratio of 200% (Authorized Control Level ratio of 400%) at PHL Variable. As of March 31, 2016, PHL Variable had an estimated RBC ratio of 200%, compared with 200% as of December 31, 2015. As a result of the de-stacking, an existing commitment by Phoenix Life to keep the PHL Variable’s capital and surplus at 250% of Authorized Control Level RBC (125% Company Action Level) was extinguished. PHL Variable’s statutory capital and surplus reflects the benefit of $19.0 million and $33.1 million of capital contributions in 2016 and 2015, respectively, and Phoenix may need to make additional capital contributions in the future.

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

Previously, capitalized debt issuance costs were classified as an asset. The new guidance is effective January 1, 2016, with early adoption permitted. The Company adopted the new guidance as of January 1, 2016 and reclassified debt issuance costs from “other assets” to “indebtedness” in the consolidated balance sheets. As a result of the adoption, the amount of debt issuance costs reclassified as of March 31, 2016 and December 31, 2015 was $7.1 million and $7.2 million, respectively.

Amendments to Consolidation Guidance

In February 2015, the FASB issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 31, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retain earnings as of the beginning of the year of adoption. Adoption of this new guidance resulted in the deconsolidation of several previously consolidated investment company structures, which resulted in a reclassification primarily out of fair value investments and into limited partnerships and other investments of approximately $70 million. There was no impact to income or stockholders’ equity attributable to The Phoenix Companies, Inc., but total assets and equity decreased by $5.7 million reflecting the deconsolidation of noncontrolling interests in those entities.

Accounting standards not yet adopted

For information regarding additional accounting standards that the Company has not yet adopted, see the “Accounting Standards Not Yet Adopted” section of Note 2 of Notes to the Consolidated Financial Statements in the Company’s 2015 Form 10-K. There have been no changes other than as noted below.

Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing

In April 2016, the FASB issued guidance that will affect entities within the scope of the revenue recognition guidance. The amendments do not change the core principle of the new revenue recognition guidance but do clarify two aspects of revenue recognition: identifying performance obligations and the licensing implementation guidance.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The amendments in this guidance are effective with the new revenue recognition guidance. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within the annual reporting periods. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations or financial statement disclosures.

Compensation - Stock Compensation Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions. These simplifications include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations or financial statement disclosures.

Revenue from Contracts with Customers: Principal versus Agent Considerations

In March 2016, the FASB issued guidance which amends the principal versus agent in the new revenue recognition. The new guidance addresses determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle.

The amendments in this guidance are effective with the new revenue recognition guidance. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within the annual reporting periods. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations or financial statement disclosures.

Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interests in the investee (if any) to the current basis of their previously held interest.

For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations or financial statement disclosures.

Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued guidance which simplifies the embedded derivative analysis for debt instruments containing call or put options. The new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates or credit risk in an embedded derivative analysis. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regards to the nature of the exercise contingency.

For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations or financial statement disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Significant accounting policies

Our significant accounting policies are presented in the notes to our consolidated financial statements for the year ended December 31, 2015 contained in the 2015 Form 10-K.

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $677.7 million and $590.7 million as of March 31, 2016 and December 31, 2015, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance in Continuing Operations:	Three Months Ended March 31,
($ in millions)	2016	2015

Direct premiums	$106.7	$111.0
Premiums assumed	1.6	1.8
Premiums ceded [1]	(24.5)	(34.4)
Premiums	$83.8	$78.4
Percentage of amount assumed to net premiums	1.9%	2.3%

Direct policy benefits incurred	$377.9	$327.3
Policy benefits assumed	23.9	1.6
Policy benefits ceded	(136.1)	(88.5)
Premiums paid [2]	22.2	22.6
Policy benefits [3]	$287.9	$263.0
———————

[1]	Primarily represents premiums ceded to reinsurers related to traditional whole life and term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these consolidated interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $36.2 million and $29.0 million, net of reinsurance, for the three months ended March 31, 2016 and 2015.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2016, five major reinsurance companies account for approximately 70% of the reinsurance recoverable.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Because closed block liabilities exceed closed block assets, we have a net closed block liability at March 31, 2016 and December 31, 2015, respectively. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities as of: ($ in millions)	March 31, 2016	December 31, 2015	Inception

Available-for-sale debt securities	$5,539.5	$5,285.4	$4,773.1
Available-for-sale equity securities	89.6	90.1	—
Short-term investments	25.0	25.0	—
Limited partnerships and other investments	399.1	352.7	399.0
Policy loans	1,119.4	1,121.0	1,380.0
Fair value investments	9.5	53.1	—
Total closed block investments	7,182.1	6,927.3	6,552.1
Cash and cash equivalents	219.7	290.8	—
Accrued investment income	76.2	75.5	106.8
Reinsurance recoverable	28.8	30.0	—
Deferred income taxes, net	279.0	278.7	389.4
Other closed block assets	47.8	53.7	41.4
Total closed block assets	7,833.6	7,656.0	7,089.7
Policy liabilities and accruals	7,773.9	7,816.5	8,301.7
Policyholder dividends payable	189.7	191.1	325.1
Policy dividend obligation	648.8	525.5	—
Other closed block liabilities	144.0	46.6	12.3
Total closed block liabilities	8,756.4	8,579.7	8,639.1
Excess of closed block liabilities over closed block assets [1]	922.8	923.7	$1,549.4
Less: Excess of closed block assets over closed block liabilities attributable to noncontrolling interests	(3.0)	(8.1)
Excess of closed block liabilities over closed block assets attributable to The Phoenix Companies, Inc.	$925.8	$931.8
———————

[1]
The maximum future earnings summary to inure to the benefit of the stockholders is represented by the excess of closed block liabilities over closed block assets. All unrealized investment gains (losses), net of income tax, have been allocated to the policyholder dividend obligation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

4. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations:	Three Months Ended March 31,
($ in millions)	2016	2015
Closed block revenues
Premiums	$73.6	$70.2
Net investment income	94.9	100.2
Net realized gains (losses)	(5.0)	(4.6)
Total revenues	163.5	165.8
Policy benefits	114.4	115.5
Other operating expenses	0.4	0.1
Total benefits and expenses	114.8	115.6
Closed block contribution to income before dividends and income taxes	48.7	50.2
Policyholder dividends	(39.2)	(40.1)
Closed block contribution to income before income taxes	9.5	10.1
Applicable income tax expense	3.4	3.5
Closed block contribution to income	6.1	6.6
Less: Closed block contribution to income attributable to noncontrolling interests	(0.2)	0.5
Closed block contribution to income attributable to The Phoenix Companies, Inc.	$6.3	$6.1

Closed Block Policyholder Dividend Obligation as of:	Three Months Ended March 31,
($ in millions)	2016	2015
Policyholder dividend obligation
Policyholder dividends recorded through earnings	$39.2	$40.1
Policyholder dividends recorded through OCI	120.8	62.7
Additions to (reductions of) policyholder dividend liabilities	160.0	102.8
Policyholder dividends paid	(38.1)	(42.5)
Increase (decrease) in policyholder dividend liabilities	121.9	60.3
Policyholder dividend liabilities, beginning of period	716.6	916.7
Policyholder dividend liabilities, end of period	838.5	977.0
Policyholder dividends payable, end of period	(189.7)	(201.0)
Policyholder dividend obligation, end of period	$648.8	$776.0

The policyholder dividend obligation includes approximately $331.5 million and $329.3 million, respectively, for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization as of March 31, 2016 and December 31, 2015, respectively. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income. As of March 31, 2016 and December 31, 2015, the policyholder dividend obligation also includes $317.3 million and $196.2 million, respectively, of net unrealized gains on investments supporting the closed block liabilities.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended March 31, 2016 and 2015 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$941.1	$848.6
Policy acquisition costs deferred	12.6	21.8
Costs amortized to expenses:
Recurring costs	(33.9)	(15.1)
Assumption unlocking	—	(6.6)
Realized investment gains (losses)	1.9	4.6
Offsets to net unrealized investment gains or losses included in AOCI	(47.7)	(16.8)
Balance, end of period	$874.0	$836.5

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended March 31, 2016 and 2015 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$91.1	$79.4
Sales inducements deferred	0.9	5.3
Amortization charged to income	(1.8)	(1.9)
Offsets to net unrealized investment gains or losses included in AOCI	(5.6)	(3.6)
Balance, end of period	$84.6	$79.2

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at March 31, 2016 and December 31, 2015, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Fair Value and Cost of Securities:	March 31, 2016
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$572.3	$61.4	$—	$633.7	$—
State and political subdivision	607.1	54.9	(2.0)	660.0	(1.1)
Foreign government	238.6	25.5	(0.5)	263.6	—
Corporate	8,443.4	471.2	(191.5)	8,723.1	(5.3)
Commercial mortgage-backed (“CMBS”)	621.1	37.8	(2.8)	656.1	—
Residential mortgage-backed (“RMBS”)	1,262.4	52.9	(8.0)	1,307.3	(25.4)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	329.3	1.6	(8.9)	322.0	(0.9)
Other asset-backed (“ABS”)	231.9	7.2	(5.5)	233.6	(0.6)
Available-for-sale debt securities	$12,306.1	$712.5	$(219.2)	$12,799.4	$(33.3)
Amounts applicable to the closed block	$5,233.1	$382.0	$(75.6)	$5,539.5	$(6.9)
Available-for-sale equity securities	$163.6	$25.9	$(2.0)	$187.5	$—
Amounts applicable to the closed block	$78.7	$11.8	$(0.9)	$89.6	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	December 31, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$542.0	$48.2	$(0.6)	$589.6	$—
State and political subdivision	510.4	33.7	(6.7)	537.4	(1.1)
Foreign government	224.0	20.8	(1.9)	242.9	—
Corporate	8,295.0	311.3	(264.1)	8,342.2	(6.3)
CMBS	656.6	30.4	(2.9)	684.1	—
RMBS	1,213.8	45.1	(12.7)	1,246.2	(25.4)
CDO/CLO	316.3	1.3	(8.1)	309.5	(4.5)
Other ABS	235.5	7.7	(4.4)	238.8	(0.6)
Available-for-sale debt securities	$11,993.6	$498.5	$(301.4)	$12,190.7	$(37.9)
Amounts applicable to the closed block	$5,102.1	$293.4	$(110.1)	$5,285.4	$(8.8)
Available-for-sale equity securities	$154.6	$28.5	$(1.1)	$182.0	$—
Amounts applicable to the closed block	$77.2	$13.6	$(0.7)	$90.1	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our consolidated balance sheets as a component of AOCI.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Maturities of Debt Securities:	March 31, 2016
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$438.3	$444.5
Due after one year through five years	1,967.3	2,044.5
Due after five years through ten years	3,673.7	3,747.9
Due after ten years	3,782.1	4,043.5
CMBS/RMBS/ABS/CDO/CLO [1]	2,444.7	2,519.0
Total	$12,306.1	$12,799.4
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2016, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Three Months Ended March 31,
	2016	2015
Debt securities, available-for-sale
Proceeds from sales	$69.3	$155.6
Proceeds from maturities/repayments	324.2	243.9
Gross investment gains from sales, prepayments and maturities	3.4	8.5
Gross investment losses from sales and maturities	(0.2)	(0.9)

Equity securities, available-for-sale
Proceeds from sales	$0.1	$1.7
Gross investment gains from sales	—	—
Gross investment losses from sales	—	—

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	March 31, 2016
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$50.1	$—	$—	$—	$50.1	$—
State and political subdivision	6.7	—	29.5	(2.0)	36.2	(2.0)
Foreign government	11.5	(0.5)	—	—	11.5	(0.5)
Corporate	1,067.0	(57.4)	622.0	(134.1)	1,689.0	(191.5)
CMBS	48.7	(2.8)	2.0	—	50.7	(2.8)
RMBS	51.4	(0.8)	167.0	(7.2)	218.4	(8.0)
CDO/CLO	188.6	(5.0)	77.1	(3.9)	265.7	(8.9)
Other ABS	24.8	(0.6)	7.7	(4.9)	32.5	(5.5)
Debt securities	1,448.8	(67.1)	905.3	(152.1)	2,354.1	(219.2)
Equity securities	10.5	(1.6)	—	(0.4)	10.5	(2.0)
Total temporarily impaired securities	$1,459.3	$(68.7)	$905.3	$(152.5)	$2,364.6	$(221.2)
Amounts inside the closed block	$464.0	$(24.9)	$327.3	$(51.6)	$791.3	$(76.5)
Amounts outside the closed block	$995.3	$(43.8)	$578.0	$(100.9)	$1,573.3	$(144.7)
Debt securities outside the closed block that are below investment grade	$104.1	$(12.0)	$123.0	$(39.1)	$227.1	$(51.1)
Number of securities		306		185		491

Aging of Temporarily Impaired Securities:	December 31, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$73.8	$(0.6)	$0.9	$—	$74.7	$(0.6)
State and political subdivision	62.1	(4.1)	36.5	(2.6)	98.6	(6.7)
Foreign government	26.0	(1.9)	—	—	26.0	(1.9)
Corporate	2,499.3	(135.5)	545.2	(128.6)	3,044.5	(264.1)
CMBS	131.7	(2.9)	2.3	—	134.0	(2.9)
RMBS	138.0	(1.6)	174.2	(11.1)	312.2	(12.7)
CDO/CLO	207.4	(4.4)	80.7	(3.7)	288.1	(8.1)
Other ABS	39.0	(0.2)	7.2	(4.2)	46.2	(4.4)
Debt securities	3,177.3	(151.2)	847.0	(150.2)	4,024.3	(301.4)
Equity securities	4.1	(1.1)	2.6	—	6.7	(1.1)
Total temporarily impaired securities	$3,181.4	$(152.3)	$849.6	$(150.2)	$4,031.0	$(302.5)
Amounts inside the closed block	$963.9	$(54.1)	$321.6	$(56.7)	$1,285.5	$(110.8)
Amounts outside the closed block	$2,217.5	$(98.2)	$528.0	$(93.5)	$2,745.5	$(191.7)
Debt securities outside the closed block that are below investment grade	$120.5	$(14.6)	$77.3	$(21.8)	$197.8	$(36.4)
Number of securities		627		178		805

Unrealized losses on debt securities outside the closed block and inside the closed block with a fair value depressed by more than 20% of amortized cost totaled $74.7 million and $34.0 million, respectively, at March 31, 2016, of which $31.8 million and $1.6 million, respectively, were depressed by more than 20% of amortized cost for more than 12 months.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

As of March 31, 2016, available-for-sale securities in an unrealized loss position were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. Securities in an unrealized loss position for over 12 months consisted of 178 debt securities and 7 equity securities. These debt securities primarily relate to corporate securities, which have depressed values due primarily to an increase in interest rates and credit spreads since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2016, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended March 31, 2016 and 2015 totaled $12.5 million and $8.4 million, respectively. For the three months ended March 31, 2016, debt impairments of $12.5 million related primarily to issuers exposed to credit deterioration in the energy sector and several private issuers experiencing specific business set-backs.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$(45.6)	$(52.4)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.4	3.2
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(42.2)	$(49.2)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the consolidated statements of operations and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments: ($ in millions)	March 31, 2016	December 31, 2015
Limited partnerships
Private equity funds	$285.3	$257.0
Mezzanine funds	166.1	159.6
Infrastructure funds	36.5	35.8
Hedge funds	9.8	9.9
Mortgage and real estate funds	2.6	4.6
Leveraged leases	3.9	4.7
Direct equity investments	92.4	44.9
Other alternative assets	2.2	2.2
Limited partnerships and other investments	$598.8	$518.7
Amounts applicable to the closed block	$399.1	$352.7

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

Sources of Net Investment Income:	Three Months Ended March 31,
($ in millions)	2016	2015

Debt securities [1]	$144.2	$148.8
Equity securities	2.6	1.9
Limited partnerships and other investments	22.3	13.2
Policy loans	42.4	41.7
Fair value investments	(1.2)	11.1
Total investment income	210.3	216.7
Less: Discontinued operations	0.3	0.3
Less: Investment expenses	5.0	7.1
Net investment income	$205.0	$209.3
Amounts applicable to the closed block	$94.9	$100.2
———————

[1]	Includes net investment income on short-term investments.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2016	2015

Total other-than-temporary debt impairments	$(12.5)	$(0.1)
Portion of losses recognized in OCI	—	(1.4)
Net debt impairments recognized in earnings	$(12.5)	$(1.5)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	(3.0)	—
Foreign government	—	—
Corporate	(9.5)	(1.3)
CMBS	—	—
RMBS	—	(0.2)
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(12.5)	(1.5)
Equity security impairments	—	(6.9)
Limited partnerships and other investment impairments	—	—
Impairment losses	(12.5)	(8.4)
Debt security transaction gains	3.4	8.5
Debt security transaction losses	(0.2)	(0.9)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	3.2	7.6
Derivative instruments	1.4	(2.3)
Embedded derivatives [1]	(8.4)	(10.3)
Assets valued at fair value	0.8	(2.7)
Net realized gains (losses), excluding impairment losses	(3.0)	(7.7)
Net realized gains (losses), including impairment losses	$(15.5)	$(16.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to these consolidated interim unaudited financial statements for additional disclosures.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2016	2015

Debt securities	$296.2	$143.9
Equity securities	(3.5)	(2.5)
Other investments	(0.5)	(0.2)
Net unrealized investment gains (losses)	$292.2	$141.2

Net unrealized investment gains (losses)	$292.2	$141.2
Applicable to closed block policyholder dividend obligation	120.8	62.7
Applicable to DAC	47.7	16.8
Applicable to other actuarial offsets	73.5	58.3
Applicable to deferred income tax expense (benefit)	47.8	7.0
Offsets to net unrealized investment gains (losses)	289.8	144.8
Net unrealized gains (losses) included in OCI	$2.4	$(3.6)

Consolidated variable interest entities

The Company regularly invests in private equity type fund structures which are VIEs. Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine if we are the primary beneficiary. When we are the primary beneficiary of the entity we consolidate the VIE. The consolidated entities are all investment company-like structures which follow specialized investment company accounting and record underlying investments at fair value. The nature of the consolidated VIEs’ operations and purpose are private equity investment companies similar to private equity funds and may be structured as partnerships or limited liability companies (“LLCs”). We consolidate these VIEs using the most recent financial information received from the entities. Recognition of operating results is generally on a three-month delay due to the timing of the related financial statements.

The updated consolidation guidance adopted during the first quarter of 2016 resulted in the deconsolidation of six previously consolidated VIEs as the Company is not the primary beneficiary under the updated standard. Also as a result of the adoption, the Company determined that four investment funds, that were previously identified as consolidated VIEs and for which the Company has significant contractual power over the operations, are voting interest entities under the new consolidation guidance. The Company still owns a majority interest in the investment funds and the funds are still consolidated on these consolidated interim unaudited financial statements; however, as of March 31, 2016, these investment funds are not included as VIEs in the table below.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

The following table presents the total assets and total liabilities relating to consolidated VIEs at March 31, 2016 and December 31, 2015.

Carrying Value of Assets and Liabilities for Consolidated Variable Interest Entities:	March 31, 2016			December 31, 2015
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Debt securities, at fair value [2]	$7.7	$—	$4.0	$14.7	$—	$10.4
Equity securities, at fair value [2]	3.6	—	2.9	63.0	—	56.9
Cash and cash equivalents	0.3	—	0.2	6.9	—	6.7
Investment in partnership interests [2]	—	—	—	—	—	—
Investment in single asset LLCs [2]	1.1	—	0.8	3.9	—	2.8
Other assets	7.2	—	5.4	5.4	—	4.3
Total assets of consolidated VIEs	$19.9	$—	$13.3	$93.9	$—	$81.1
Total liabilities of consolidated VIEs	$—	$0.3	$—	$—	$1.1	$—
———————

[1]
Creditors or beneficial interest holders of the consolidated VIEs have no recourse to our general credit. Our obligation to the VIEs is limited to the amount of our committed investment. We have not provided material financial or other support that was not contractually required to these VIEs. The maximum exposure to loss above at March 31, 2016 and December 31, 2015 excludes unfunded commitments of $0 and $6.5 million, respectively.

[2]	Included in fair value investments on the consolidated balance sheets.

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $567.3 million and $97.2 million as of March 31, 2016 and December 31, 2015, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

The updated consolidation guidance adopted during the first quarter of 2016 resulted in a significant increase in entities determined to be VIEs due to the revision of existing accounting guidance related to general partners’ investments in limited partnerships.

Carrying Value of Assets and Liabilities and Maximum Exposure Loss Relating to Variable Interest Entities:	March 31, 2016			December 31, 2015
($ in millions)	Assets	Liabilities	Maximum Exposure to Loss [1]	Assets	Liabilities	Maximum Exposure to Loss [1]

Limited partnerships	$485.1	$—	$737.9	$83.8	$—	$132.0
LLCs	82.2	—	87.9	13.4	—	13.4
Total	$567.3	$—	$825.8	$97.2	$—	$145.4
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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio. Included in fixed maturities are below-investment-grade assets totaling $914.5 million and $798.2 million at March 31, 2016 and December 31, 2015, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2016, we were exposed to the credit concentration risk of 257 issuers each representing exposure greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. The top five largest exposures were Bank of America Corp, General Electric Company, Berkshire Hathaway Inc., JPMorgan Chase Bank and Republic of Poland. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We use ISDA Master Agreements with derivative counterparties which include Credit Support Annexes with collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one NRSRO.

As of March 31, 2016, we held derivative assets, net of liabilities, with a fair value of $59.2 million. Derivative credit exposure was diversified with 10 different counterparties. We also had investments in these issuers with a fair value of $198.2 million as of March 31, 2016. Our maximum amount of loss due to credit risk with these issuers was $257.4 million as of March 31, 2016. See Note 11 to these consolidated interim unaudited financial statements for additional information regarding derivatives.

8.    Financing Activities

Indebtedness

The carrying value of our debt was as follows:

Indebtedness at Carrying Value: ($ in millions)	March 31, 2016	December 31, 2015

7.15% surplus notes, due 2034 [1]	$124.8	$124.7
7.45% senior unsecured bonds, due 2032 [2]	247.0	247.0
Total indebtedness	$371.8	$371.7
———————

[1]	Includes remaining unamortized debt issuance costs of $1.4 million and $1.5 million as of March 31, 2016 and December 31, 2015 in accordance with new accounting guidance described within Note 2.

[2]	Includes remaining unamortized debt issuance costs of $5.7 million and $5.7 million as of March 31, 2016 and December 31, 2015 in accordance with new accounting guidance described within Note 2.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

8. Financing Activities (continued)

We incurred interest expense of $7.1 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

7.45% senior unsecured bonds

During the three months ended March 31, 2016, in connection with the Company’s previously announced agreement to be acquired by Nassau and become its privately held, wholly-owned subsidiary, and following a successful bondholder consent solicitation, the Company executed a fourth supplemental indenture governing its 7.45% senior unsecured bonds. During and related to the bondholder solicitation, a putative class action complaint was filed in New York Supreme Court against the Company and the bond indenture trustee. The parties to the litigation subsequently entered into a memorandum of understanding providing for the settlement of the litigation, subject to court approval, among other things. See Note 19 to these consolidated financial statements for a more detailed discussion regarding the consent solicitation litigation.

9.    Common Stock and Stock Repurchase Program

We have authorization for the issuance of 50 million shares of our common stock.

Through March 31, 2016, we have issued 6.4 million common shares (2.8 million shares to our policyholders in exchange for their interests in the mutual company and 3.6 million shares in sales to the public and to settle share-based compensation awards). As of March 31, 2016, shares issued and outstanding include 0.1 million shares held in a Rabbi Trust to fund equity awards on which recipients are allowed to vote their shares. As of March 31, 2016, we also had 0.3 million shares reserved for issuance under our stock option plans and 0.1 million shares reserved for issuance under our restricted stock unit (“RSU”) plans.

The Company is authorized to repurchase up to an aggregate amount of $25.0 million (not including fees and expenses) of the Company’s outstanding shares of common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise, subject to market prices and other conditions. There is no time limit placed on the duration of the program, which may be modified, extended or terminated by the Board of Directors at any time. As of March 31, 2016, no shares have been repurchased under this authorization.

State Farm Mutual Automobile Insurance Company (“State Farm”) no longer owns any of our outstanding common stock, however at March 31, 2015 they owned 5.2% of our outstanding common stock. In the three months ended March 31, 2015, we incurred $0.7 million in compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

Morgan Stanley currently owns of record approximately 6.0% of our outstanding common stock. In the three months ended March 31, 2016 and 2015, we incurred $0.9 million and $0, respectively, for fees associated with a bondholder solicitation seeking consent to amend the indenture governing our 7.45% senior unsecured bonds. See Note 8 to these consolidated interim unaudited financial statements for additional information.

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

Assets with fair value and carrying value of $2.9 billion and $2.8 billion at March 31, 2016 and December 31, 2015, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31, 2016	December 31, 2015
($ in millions)
Debt securities	$428.0	$300.5
Equity funds	1,122.2	1,325.6
Other	43.1	43.7
Total	$1,593.3	$1,669.8

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2016
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$20.2	$8.9
Incurred	1.1	1.4
Paid	(1.3)	(0.1)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	0.1	—
Balance, end of period	$20.1	$10.2

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2015
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$21.4	$17.1
Incurred	(0.6)	(2.5)
Paid	(0.6)	—
Assumption unlocking	0.4	—
Change due to net unrealized gains or losses included in AOCI	0.1	—
Balance, end of period	$20.7	$14.6

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in Note 10 to our consolidated financial statements in the 2015 Form 10-K:

GMDB and GMIB Benefits by Type:	March 31, 2016
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$499.6	$1.6	$1.6	64
GMDB step up	1,406.2	146.9	47.5	65
GMDB earnings enhancement benefit (“EEB”)	23.0	2.4	2.4	65
GMDB greater of annual step up and roll up	19.3	6.3	6.3	70
Total GMDB at March 31, 2016	1,948.1	$157.2	$57.8
Less: General account value with GMDB	360.4
Subtotal separate account liabilities with GMDB	1,587.7
Separate account liabilities without GMDB	825.9
Total separate account liabilities	$2,413.6
GMIB [1] at March 31, 2016	$242.1			66

GMDB and GMIB Benefits by Type:	December 31, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$527.5	$1.7	$1.7	64
GMDB step up	1,453.7	146.5	47.7	65
GMDB earnings enhancement benefit (“EEB”)	24.0	2.6	2.6	65
GMDB greater of annual step up and roll up	19.6	6.1	6.1	70
Total GMDB at December 31, 2015	2,024.8	$156.9	$58.1
Less: General account value with GMDB	360.8
Subtotal separate account liabilities with GMDB	1,664.0
Separate account liabilities without GMDB	872.4
Total separate account liabilities	$2,536.4
GMIB [1] at December 31, 2015	$253.8			66
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$152.8	$147.0
Incurred	15.2	10.5
Paid	(0.2)	(0.1)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	37.9	13.9
Balance, end of period	$205.7	$171.3

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$210.1	$195.8
Incurred	8.6	10.1
Paid	(4.7)	(6.4)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	2.6	1.4
Balance, end of period	$216.6	$200.9

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$390.6	$351.5
Change in reserve	11.5	16.7
Assumption unlocking	—	(6.8)
Change due to net unrealized gains or losses included in AOCI	21.8	26.3
Balance, end of period	$423.9	$387.7

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 10 to our consolidated financial statements in the 2015 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	March 31, 2016
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$368.4	66
GMAB	199.2	60
COMBO	4.6	66
Balance, end of period	$572.2

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$385.1	66
GMAB	223.5	60
COMBO	4.9	65
Balance, end of period	$613.5

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

Embedded Derivative Liabilities: ($ in millions)	March 31, 2016	December 31, 2015

GMWB	$14.9	$9.0
GMAB	0.3	0.2
COMBO	(0.1)	(0.1)
Total variable annuity embedded derivative liabilities	$15.1	$9.1

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2016 and 2015. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposit funds within the consolidated balance sheets with changes in fair value recorded in realized investment gains, in the consolidated statements of operations and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 12 to these consolidated interim unaudited financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $155.4 million and $156.8 million as of March 31, 2016 and December 31, 2015, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 11 to these consolidated interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the consolidated statements of operations and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2016 and 2015 are $(8.4) million and $(10.3) million, respectively.

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Derivative Instruments (continued)

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. Counterparties or central clearinghouses may require cash to be posted as collateral or margin. As of March 31, 2016 and December 31, 2015, $18.1 million and $20.6 million, respectively, of cash and cash equivalents were held as collateral or margin by a third party related to our derivative transactions. As of March 31, 2016 the Company held $6.0 million of collateral pledged by third parties related to derivative transactions. The Company held no collateral as of December 31, 2015.

Our derivatives are not designated as hedges for accounting purposes.

The following tables summarize the balance sheet classification of the Company’s gross derivative asset and liability fair value amounts. The notional amount of derivative contracts represents the basis upon which paid or received amounts are calculated and is presented in the tables below to quantify the volume of the Company’s derivative activity.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of March 31, 2016
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$189.0	$7.0	$1.0
Variance swaps	2016 - 2017	0.7	—	6.7
Swaptions	2016	2,790.0	17.7	9.3
Put options	2016 - 2022	800.4	28.8	3.7
Call options [2]	2016 - 2020	2,418.6	64.0	37.9
Cross currency swaps	2016	10.0	1.0	—
Equity futures	2016	39.7	—	0.7
Total derivative instruments		$6,248.4	$118.5	$59.3
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $0.5 million.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$159.0	$2.8	$0.5
Variance swaps	2016 - 2017	0.7	—	6.5
Swaptions	2016	2,790.0	10.4	3.6
Put options	2016 - 2022	800.4	31.3	6.0
Call options [2]	2016 - 2020	2,502.1	57.5	32.3
Cross currency swaps	2016	10.0	1.5	—
Equity futures	2016	31.8	—	0.4
Total derivative instruments		$6,294.0	$103.5	$49.3
———————

[1]	Derivative liabilities are included in other liabilities on the consolidated balance sheets.

[2]	Includes a contingent receivable of $1.5 million.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

11. Derivative Instruments (continued)

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended March 31,
($ in millions)	2016	2015

Interest rate swaps	$7.3	$2.7
Variance swaps	(0.2)	(0.4)
Swaptions	1.7	(0.1)
Put options	(0.3)	(4.2)
Call options	(5.6)	(1.5)
Cross currency swaps	(0.5)	1.0
Equity futures	(1.0)	0.2
Embedded derivatives	(8.4)	(10.3)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(7.0)	$(12.6)

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

Offsetting of Derivative Assets/Liabilities:	March 31, 2016
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged/(received) [2][3]

Total derivative assets	$118.5	$—	$118.5	$(57.7)	$(6.0)	$54.8
Total derivative liabilities	$(59.3)	$—	$(59.3)	$57.7	$1.6	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged/(received) [2][3]

Total derivative assets	$103.5	$—	$103.5	$(47.4)	$—	$56.1
Total derivative liabilities	$(49.3)	$—	$(49.3)	$47.4	$1.9	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the consolidated balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $16.5 million and $18.7 million as of March 31, 2016 and December 31, 2015, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

[3]
Cash collateral held from derivative counterparties is recorded within other liabilities on the consolidated balance sheet. The Company held $6.0 million of collateral pledged by third parties related to derivative transactions as of March 31, 2016. The Company held no collateral as of December 31, 2015.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2016 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	March 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$167.2	$466.5	$633.7
State and political subdivision	—	390.7	269.3	660.0
Foreign government	—	255.3	8.3	263.6
Corporate	—	5,102.1	3,621.0	8,723.1
CMBS	—	651.1	5.0	656.1
RMBS	—	1,283.2	24.1	1,307.3
CDO/CLO	—	311.5	10.5	322.0
Other ABS	—	165.4	68.2	233.6
Total available-for-sale debt securities	—	8,326.5	4,472.9	12,799.4
Available-for-sale equity securities	—	101.9	85.6	187.5
Short-term investments	—	49.9	5.1	55.0
Derivative assets	—	118.5	—	118.5
Fair value investments [2]	18.4	40.2	19.0	77.6
Separate account assets	2,413.6	—	—	2,413.6
Total assets	$2,432.0	$8,637.0	$4,582.6	$15,651.6
Liabilities
Derivative liabilities	$0.7	$58.6	$—	$59.3
Embedded derivatives	—	—	170.5	170.5
Total liabilities	$0.7	$58.6	$170.5	$229.8
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

[2]
Fair value investments at March 31, 2016 include $46.8 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $18.4 million as of March 31, 2016. Changes in the fair value of these assets are recorded through net investment income. Additionally, $12.4 million of assets relate to investment holdings of consolidated VIEs held at fair value.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2016.

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

[2]
Fair value investments at December 31, 2015 include $59.0 million of debt securities recorded at fair value. In addition, we have also elected the fair value option for equity securities backing our deferred compensation liabilities at $18.8 million as of December 31, 2015. Changes in the fair value of these assets are recorded through net investment income. Additionally, $87.2 million of assets relate to investment holdings of consolidated VIEs held at fair value.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2015.

Available-for-sale debt securities as of March 31, 2016 and December 31, 2015, respectively, are reported net of $24.3 million and $28.2 million of Level 2 investments included in discontinued operations assets on the consolidated balance sheets related to discontinued reinsurance operations.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	March 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$915.2	$1,332.4	$2,247.6
Energy	—	624.3	278.6	902.9
Financial services	—	1,802.0	394.0	2,196.0
Capital goods	—	603.1	292.5	895.6
Transportation	—	171.9	298.2	470.1
Utilities	—	448.9	744.1	1,193.0
Other	—	536.7	281.2	817.9
Total corporates	$—	$5,102.1	$3,621.0	$8,723.1

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$895.6	$1,249.6	$2,145.2
Energy	—	636.4	293.2	929.6
Financial services	—	1,773.8	354.0	2,127.8
Capital goods	—	521.2	262.8	784.0
Transportation	—	175.9	284.5	460.4
Utilities	—	417.5	700.1	1,117.6
Other	—	513.2	264.4	777.6
Total corporates	$—	$4,933.6	$3,408.6	$8,342.2

There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 3 occur at the beginning of each period. The securities which were transferred into Level 3 were due to decreased market observability of similar assets and/or changes to significant inputs. Transfers out of Level 3 were due to increased market activity for comparable instruments or observability of inputs.

Level 3 Financial Assets:	Three Months Ended March 31, 2016
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$460.9	$59.1	$(20.2)	$—	$—	$3.3	$(36.6)	$466.5
State and political subdivision	179.9	26.8	(1.4)	—	—	(3.1)	67.1	269.3
Foreign government	8.4	—	(0.2)	—	—	—	0.1	8.3
Corporate	3,408.6	171.5	(64.7)	7.3	(1.7)	(5.3)	105.3	3,621.0
CMBS	22.0	—	—	—	(7.7)	—	(9.3)	5.0
RMBS	22.3	—	(0.1)	—	—	0.1	1.8	24.1
CDO/CLO	1.2	9.3	—	—	—	—	—	10.5
Other ABS	77.3	—	(0.8)	5.3	(12.4)	(0.2)	(1.0)	68.2
Total available-for-sale debt securities	4,180.6	266.7	(87.4)	12.6	(21.8)	(5.2)	127.4	4,472.9
Available-for-sale equity securities	84.8	1.7	—	—	—	—	(0.9)	85.6
Short-term investments	5.0	0.1	—	—	—	—	—	5.1
Fair value investments	88.3	19.4	(0.7)	—	(60.0)	(28.0)	—	19.0
Total assets	$4,358.7	$287.9	$(88.1)	$12.6	$(81.8)	$(33.2)	$126.5	$4,582.6
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$362.2	$—	$(2.1)	$—	$—	$—	$6.3	$366.4
State and political subdivision	400.2	13.6	(2.2)	—	(14.0)	—	7.8	405.4
Foreign government	53.6	—	(0.2)	4.2	(26.7)	—	1.5	32.4
Corporate	4,403.9	220.3	(113.0)	62.3	(285.2)	2.1	63.7	4,354.1
CMBS	152.8	—	(0.1)	8.5	(126.1)	—	0.1	35.2
RMBS	470.3	0.3	(17.6)	29.2	—	(0.2)	(0.4)	481.6
CDO/CLO	196.9	24.5	(18.4)	—	—	0.5	2.0	205.5
Other ABS	245.1	—	(7.0)	—	(29.2)	(0.4)	0.4	208.9
Total available-for-sale debt securities	6,285.0	258.7	(160.6)	104.2	(481.2)	2.0	81.4	6,089.5
Available-for-sale equity securities	179.5	7.2	(1.7)	—	—	(6.2)	(3.3)	175.5
Short-term investments	—	—	—	—	—	—	—	—
Fair value investments	190.0	0.4	(1.9)	—	—	16.4	—	204.9
Total assets	$6,654.5	$266.3	$(164.2)	$104.2	$(481.2)	$12.2	$78.1	$6,469.9
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$165.9	$160.7
Net purchases / settlements	(3.8)	4.6
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	8.4	10.3
Balance, end of period	$170.5	$175.6

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

Level 3 Assets: [1]	March 31, 2016
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$466.5	Discounted cash flow	Yield	1.29% - 4.57% (3.04%)
State and political subdivision	$227.2	Discounted cash flow	Yield	1.62% - 4.44% (3.17%)
Foreign government	$3.9	Discounted cash flow	Yield	1.67%
Corporate	$3,324.8	Discounted cash flow	Yield	1.08% - 13.87% (3.26%)
Other ABS	$33.2	Discounted cash flow	Yield	0.68% - 2.62% (1.87%)
Fair value investments	$6.6	Discounted cash flow	Default rate	0.30%
			Recovery rate	42.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$459.9	Discounted cash flow	Yield	1.44% - 4.83% (3.52%)
State and political subdivision	$179.9	Discounted cash flow	Yield	2.04% - 14.79% (4.14%)
Foreign government	$4.1	Discounted cash flow	Yield	2.06%
Corporate	$3,135.8	Discounted cash flow	Yield	1.11% - 11.20% (3.75%)
Other ABS	$34.4	Discounted cash flow	Yield	1.07% - 3.20% (2.14%)
Fair value investments	$6.6	Discounted cash flow	Default rate	0.15%
			Recovery rate	43.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity (“VA”) GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or credit standing adjustment (“CSA”) would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in swap rates and the adjustment for non-performance risk would result in a decrease in the embedded derivative liability, and an increase in the option budget, lapse rates, or mortality will generally result in an increase in the embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	March 31, 2016
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$155.4	Budget method	Swap curve	0.37% - 1.94
			Mortality rate	100% or 90% 2012 IAM basic table with scale G2
			Lapse rate	0.50% - 32.50%
			CSA	4.53%
Embedded derivatives (GMAB / GMWB / COMBO)	$15.1	Risk neutral stochastic valuation methodology	Volatility surface	2.98% - 66.82%
			Swap curve	0.32% - 2.20%
			Mortality rate	110% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 53.00%
			CSA	4.53%

Level 3 Liabilities:	December 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$156.8	Budget method	Swap curve	0.55% - 2.46%
			Mortality rate	100% or 90% 2012 IAM basic table with scale G2
			Lapse rate	0.50% - 32.50%
			CSA	4.45%
Embedded derivatives (GMAB / GMWB / COMBO)	$9.1	Risk neutral stochastic valuation methodology	Volatility surface	4.80% - 72.02%
			Swap curve	0.57% - 2.68%
			Mortality rate	110% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 53.00%
			CSA	4.45%

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	March 31, 2016
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$466.5	$—	$466.5
State and political subdivision	227.2	42.1	269.3
Foreign government	3.9	4.4	8.3
Corporate	3,324.8	296.2	3,621.0
CMBS	—	5.0	5.0
RMBS	—	24.1	24.1
CDO/CLO	—	10.5	10.5
Other ABS	33.2	35.0	68.2
Total available-for-sale debt securities	4,055.6	417.3	4,472.9
Available-for-sale equity securities	—	85.6	85.6
Short-term investments	—	5.1	5.1
Fair value investments	6.6	12.4	19.0
Total assets	$4,062.2	$520.4	$4,582.6
Liabilities
Embedded derivatives	$170.5	$—	$170.5
Total liabilities	$170.5	$—	$170.5
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$459.9	$1.0	$460.9
State and political subdivision	179.9	—	179.9
Foreign government	4.1	4.3	8.4
Corporate	3,135.8	272.8	3,408.6
CMBS	—	22.0	22.0
RMBS	—	22.3	22.3
CDO/CLO	—	1.2	1.2
Other ABS	34.4	42.9	77.3
Total available-for-sale debt securities	3,814.1	366.5	4,180.6
Available-for-sale equity securities	—	84.8	84.8
Short-term investments	—	5.0	5.0
Fair value investments	6.6	81.7	88.3
Total assets	$3,820.7	$538.0	$4,358.7
Liabilities
Embedded derivatives	$165.9	$—	$165.9
Total liabilities	$165.9	$—	$165.9
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

12. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	March 31, 2016		December 31, 2015
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$2,390.7	$2,376.8	$2,382.5	$2,368.7

Financial liabilities:
Investment contracts	Level 3	$4,335.9	$4,331.1	$4,333.2	$4,334.6
7.15 % Surplus notes	Level 3	$124.8	$80.9	$124.7	$91.4
7.45% Senior unsecured bonds	Level 2	$247.0	$182.7	$247.0	$206.1

13.    Income Taxes

It is our general policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income tax asset balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2016 have been computed based on the first three months of 2016 as a discrete period.

The tax benefit of $18.6 million for the three months ended March 31, 2016 is comprised of a $0.2 million current tax expense and a $18.8 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase in the valuation allowance is avoided due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income).

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $76.6 million as of March 31, 2016. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is also consistent with prior periods.

Consistent with the above, for the three months ended March 31, 2016, we recognized a net increase in the valuation allowance of $27.3 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets decreased by $29.0 million for the three months ended March 31, 2016, which was attributable to available-for-sale debt securities with gross unrealized losses.

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

As part of the intercompany tax sharing agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. In accordance with its regulatory obligation, as of March 31, 2016, the holding company held $76.2 million in escrow consisting of treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash from the holding company. The escrow amount is primarily attributable to cash due to the holding company for losses utilized and benefited in the 2013 tax return.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended March 31, 2016 and 2015 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss) Attributable to The Phoenix Companies, Inc.: ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Net Pension Liability Adjustments	Total

Balance as of December 31, 2015	$4.3	$24.0	$(294.5)	$(266.2)
Change in component during the period before reclassifications	(8.9)	5.2	1.1	(2.6)
Amounts reclassified from AOCI	8.1	(2.0)	1.7	7.8
Balance as of March 31, 2016	$3.5	$27.2	$(291.7)	$(261.0)

Balance as of December 31, 2014	$9.9	$54.8	$(299.1)	$(234.4)
Change in component during the period before reclassifications	(0.5)	(3.6)	—	(4.1)
Amounts reclassified from AOCI	(1.2)	1.7	1.4	1.9
Balance as of March 31, 2015	$8.2	$52.9	$(297.7)	$(236.6)
———————

[1]
See Note 7 to these consolidated interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

14. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
($ in millions)	Three Months Ended March 31,
	2016	2015
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$(12.4)	$1.9	Net realized capital gains (losses)
	(12.4)	1.9	Total before income taxes
	(4.3)	0.7	Income tax expense (benefit)
	$(8.1)	$1.2	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$3.1	$(2.7)	Net realized capital gains (losses)
	3.1	(2.7)	Total before income taxes
	1.1	(1.0)	Income tax expense (benefit)
	$2.0	$(1.7)	Net income (loss)
Net pension liability adjustments:
Amortization of actuarial gains (losses)	$(2.7)	$(2.4)	Other operating expense
Amortization of prior service costs	0.1	0.3	Other operating expense
	(2.6)	(2.1)	Total before income taxes
	(0.9)	(0.7)	Income tax expense (benefit)
	$(1.7)	$(1.4)	Net income (loss)

Total amounts reclassified from AOCI	$(7.8)	$(1.9)	Net income (loss)

15.    Employee Benefit Plans and Employment Agreements

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of employee pension plan, supplemental plans and other post-employment benefit costs follow:

Components of Employee Pension Plan and Supplemental Plans Benefit Expense:	Three Months Ended March 31,
($ in millions)	2016	2015

Service cost	$0.9	$0.8
Interest cost	8.9	8.6
Expected return on plan assets	(8.8)	(10.0)
Net loss amortization	2.8	2.5
Net periodic benefit costs	$3.8	$1.9

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

15. Employee Benefit Plans and Employment Agreements (continued)

Components of Other Post-Employment Benefit Expense:	Three Months Ended March 31,
($ in millions)	2016	2015

Service cost	$—	$—
Interest cost	0.2	0.4
Net gain amortization	(0.1)	(0.1)
Prior service cost amortization	(0.1)	(0.3)
Net periodic benefit costs	$—	$—

For the three months ended March 31, 2016, other comprehensive loss included net unrealized gains of $1.8 million, net of taxes, relating to the amortization of net prior service costs and net actuarial gains/losses. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law. The law extended certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Company took advantage of this through the first quarter of 2016 and does not expect to make any contributions for the remainder of the year.

Savings plans

During the three months ended March 31, 2016 and 2015, we incurred costs of $1.5 million and $1.5 million, respectively, for contributions to our savings plans.

16.    Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Earnings Per Share:	Three Months Ended March 31,
(shares in thousands)	2016	2015

Weighted-average common shares outstanding	5,751	5,751
Weighted-average effect of dilutive potential common shares:
Restricted stock units	40	—
Employee stock options	—	—
Potential common shares	40	—
Less: Potential common shares excluded from calculation due to net losses	40	—
Dilutive potential common shares	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	5,751	5,751

As a result of the net loss from continuing operations for the three months ended March 31, 2016 and 2015, we are required to use basic weighted-average common shares outstanding in the calculation of diluted earnings per share for those periods, since the inclusion of shares of RSUs and options would have been anti-dilutive to the earnings per share calculation.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

17.    Segment Information

Life and Annuity derives revenue from premiums, fee income and cost of insurance (“COI”) charges, net investment income and realized gains (losses). Saybrus derives revenue primarily from fees collected for advisory and distribution services.

Segment Information on Revenues:	Three Months Ended March 31,
($ in millions)	2016	2015

Life and Annuity	$400.3	$399.8
Saybrus Partners [1]	11.5	9.0
Less: Intercompany revenues [2]	1.7	3.4
Total revenues	$410.1	$405.4
———————

[1]	Includes intercompany commission revenue of $1.7 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively.

[2]	All intercompany balances are eliminated in consolidating the financial statements.

Operating income is a non-U.S. GAAP financial measure. Management believes that these measures provide additional insight into the underlying trends in our operations; however, our non-U.S. GAAP financial measures should not be considered as substitutes for net income or measures that are derived from or incorporate net income and may be different from similarly titled measures of other companies. Investors should evaluate both U.S. GAAP and non-U.S. GAAP financial measures when reviewing our performance. Operating income is calculated by excluding realized investment gains (losses) as their amount and timing may be subject to management’s investment decisions.

Results of Operations by Segment as Reconciled to Consolidated Net Income (Loss):	Three Months Ended March 31,
($ in millions)	2016	2015

Life and Annuity operating income (loss)	$(46.9)	$(59.4)
Saybrus Partners operating income (loss)	0.1	0.8
Less: Applicable income tax expense (benefit)	(18.6)	(2.2)
Income (loss) from discontinued operations, net of income taxes	0.5	(0.5)
Net realized gains (losses)	(15.5)	(16.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	1.0
Net income (loss)	$(42.8)	$(74.0)

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

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

18. Discontinued Operations (continued)

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total policy liabilities and accruals were $33.6 million and $35.9 million as of March 31, 2016 and December 31, 2015, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $0.7 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively. Gains of $0.7 million and losses of $0.5 million were recognized during the three months ended March 31, 2016 and 2015, respectively, primarily due to normal run-off activity.

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

Securities and Exchange Commission (“SEC”) Cease-and-Desist Order

Phoenix and PHL Variable are subject to an SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order ,which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable remain subject to these obligations. Pursuant to the Orders, Phoenix and PHL Variable were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and PHL Variable paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders in 2014.

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

20.    Other Commitments

We have an agreement with HP Enterprise Services related to the management of our infrastructure services which expires in 2018. As of March 31, 2016, the remaining commitments totaled $35.0 million comprised of $9.4 million for the remainder of 2016, $12.9 million in 2017 and $12.7 million in 2018.

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships and other investments that make debt and equity investments. As of March 31, 2016, the Company had unfunded commitments of $308.3 million under such agreements, of which $51.4 million is expected to be funded by December 31, 2016. See Note 7 to these consolidated interim unaudited financial statements for additional information on VIEs.

On January 5, 2015, the Company committed to purchase $100.0 million in investment grade rated infrastructure bonds through an outside investment advisor. These purchases are expected to be made over 24 months. The arrangement may be terminated prior to funding the committed amount at the discretion of the Company subject to certain standard provisions for notice and immaterial fees. The debt will be held as available-for-sale debt securities on the consolidated balance sheets. As of March 31, 2016, $13.5 million has been funded.

In addition, the Company enters into agreements to purchase private placement investments. At March 31, 2016, the Company had open commitments of $87.2 million under such agreements which are expected to be funded by August 15, 2017.

THE PHOENIX COMPANIES, INC. Notes to Consolidated Interim Unaudited Financial Statements (continued)

21.    Subsequent Events

Capital Contributions

On May 5, 2016, PHL Variable received approval from the Connecticut Insurance Department to admit $19.0 million of receivables from the Company as an additional capital contribution on its balance sheet as of March 31, 2016. On May 6, 2016, the Company made a capital contribution of $19.0 million to PHL Variable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to to regulatory approvals and the expected timing, completion and effects of the merger, as well as other statements, trends in, or representing management’s beliefs about our future events, transactions, strategies, operations and financial results. Such forward-looking statements often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the merger; (B) risks related to the Company’s financial statement restatements, failure to file timely periodic reports with the SEC and our internal control over financial reporting; (C) risks related to our business;and (D) other risks and uncertainties described herein or in any of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016 (the “2015 Form 10-K”). Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our consolidated financial condition as of March 31, 2016 as compared with December 31, 2015; our consolidated results of operations for the three months ended March 31, 2016 and 2015; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated interim unaudited financial statements and notes contained in this filing, as well as in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 in the 2015 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first three months of 2016, 95% of Phoenix product sales, as defined by total annuity deposits and total life premium, were annuities, and 96% of those sales were fixed indexed annuities which are sold in PHL Variable. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

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

On September 29, 2015, the Company announced the signing of a definitive agreement in which Nassau Reinsurance Group Holdings L.P. (“Nassau”) has agreed to acquire the Company for $37.50 per share in cash, representing an aggregate purchase price of $217.2 million. Founded in April 2015, Nassau is a privately held insurance and reinsurance business focused on acquiring and operating entities in the life, annuity and long-term care sectors. On December 17, 2015, the merger was approved by Phoenix shareholders and, on May 5, 2016, the merger was approved by the Connecticut Insurance Department. The transaction remains subject to other regulatory approvals and the satisfaction of other closing conditions. After completion of the transaction, Nassau will contribute $100 million in new equity capital into the Company. After completion of the transaction, Phoenix will be a privately held, wholly owned subsidiary of Nassau.

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

•
Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and reinsurance recoverables for certain product types, interest credited to policyholders and changes in policy liabilities and accruals. Certain universal life reserves are based on management’s assumptions about future COI fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves. For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal and death benefits. Certain of our variable annuity contracts include guaranteed minimum death and income benefits. The change in the liability associated with these guarantees is included in policy benefits. The value of these liabilities is sensitive to changes in equity markets, equity market volatility and interest rates, as well as subject to management assumptions regarding future surrenders, rider utilization rates and mortality.

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

•
Deferred policy acquisition cost (“DAC”) amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a change in estimated gross profits or margins (“EGPs” or “EGMs”), and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience (or “unlock”), which can result in material changes in amortization for the period of the unlock.

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

Recent Trends in Earnings Drivers

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses (“PFBL”) on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
The impact of mortality on earnings is driven by mortality outside of the closed block, as any earnings in the closed block inure to the policyholders through changes in policyholder dividends. On an overall basis, for the three months ended March 31, 2016, mortality outside of the closed block was worse than expected, primarily in the universal and variable universal life business. As a result, there are losses from mortality for the three months ended March 31, 2016 that are higher than many recent periods. Our long-term assumptions for improved mortality are supported by improved mortality observed over longer periods.

◦
The liability for profits followed by losses accrues during the periods of expected gross profits on the business and is released over the period in which there are expected losses. As we enter the period of expected losses on the block of business, we expect that portions of the liability will be released and the liability will continue to accrue interest and will fluctuate with changes in future projections. The long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. While there were realized losses on the investments in both periods, the liability accrual was more significant in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The more significant increase in the accrual in the three months ended March 31, 2016 was driven by equity market changes that resulted in lower interest credited to policyholder account values changing the future projected benefits to be paid.

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

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization (“DAC amortization”) can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are due to realized gains and losses on the underlying investment portfolios and changes from the annual assumption review and unlock. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in amortization. In addition, the relative presence or absence of profits in portions of the universal life block of business has driven fluctuations in amortization between the quarterly periods.

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility and overall market levels, as well as changes in actual and projected policyholder behavior. Continued decreases in interest rates and other market factors resulted in losses on the policy embedded derivatives during the three months ended March 31, 2016.

•
Income taxes. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 29.9% and 2.9%, respectively. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the three months ended March 31, 2016 and March 31, 2015 was an increase in the valuation allowance on the pre-tax loss, as well as the intraperiod tax benefit in the three months ended March 31, 2016. The intraperiod tax allocation allows for the benefitting of current year losses when an increase in valuation allowance is avoided due to the existence of current year income reported in other comprehensive income.

Since its formation in 2009, Saybrus’ revenue has continued to increase. Inclusive of intercompany transactions, revenue for the three months ended March 31, 2016 was $11.5 million, compared with $9.0 million for the three months ended March 31, 2015. Of these amounts, revenue of $1.7 million and $3.4 million was earned from the sales of Phoenix life and annuity products for the same periods in 2016 and 2015, respectively. Operating expenses increased to $11.4 million for the three months ended March 31, 2016 from $8.3 million for the three months ended March 31, 2015. The change was primarily driven by an increase in compensation related expenses.

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

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of EGPs in the DAC and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models.

Impact of New Accounting Standards

See Note 2 to our consolidated interim unaudited financial statements in this Form 10-Q for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim unaudited financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these consolidated interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs and EGMs used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

A complete description of our critical accounting estimates is set forth in the 2015 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2015 Form 10-K are important to understanding our financial condition and consolidated financial statements.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended March 31,		Increase (decrease) and percentage change
($ in millions)	2016	2015	2016 vs. 2015
REVENUES:
Premiums	$83.8	$78.4	5.4	7%
Fee income	136.8	133.8	3.0	2%
Net investment income	205.0	209.3	(4.3)	(2%)
Net realized gains (losses):
Total OTTI losses	(12.5)	(7.0)	(5.5)	(79%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	(1.4)	1.4	100%
Net OTTI losses recognized in earnings	(12.5)	(8.4)	(4.1)	(49%)
Net realized gains (losses), excluding OTTI losses	(3.0)	(7.7)	4.7	61%
Net realized gains (losses)	(15.5)	(16.1)	0.6	4%
Total revenues	410.1	405.4	4.7	1%
BENEFITS AND EXPENSES:
Policy benefits	324.1	292.0	32.1	11%
Policyholder dividends	39.3	40.1	(0.8)	(2%)
Policy acquisition cost amortization	32.0	17.1	14.9	87%
Interest expense on indebtedness	7.1	7.1	—	—%
Other operating expenses	69.9	123.8	(53.9)	(44%)
Total benefits and expenses	472.4	480.1	(7.7)	(2%)
Income (loss) from continuing operations before income taxes	(62.3)	(74.7)	12.4	17%
Income tax expense (benefit)	(18.6)	(2.2)	(16.4)	NM
Income (loss) from continuing operations	(43.7)	(72.5)	28.8	40%
Income (loss) from discontinued operations, net of income taxes	0.5	(0.5)	1.0	200%
Net income (loss)	(43.2)	(73.0)	29.8	41%
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	1.0	(1.4)	(140%)
Net income (loss) attributable to The Phoenix Companies, Inc.	$(42.8)	$(74.0)	$31.2	42%

Analysis of Consolidated Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The decrease in net loss of $31.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the following items:

•
A decrease in realized losses of $0.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in realized losses was driven by a number of offsetting factors. OTTI was up $4.1 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to issuer specific credit deterioration and deterioration of investments exposed to the energy sector. Realized losses excluding OTTI were down $4.7 million because of the impact of interest rates on investment and product derivatives.

•
A decrease in other operating expenses of $53.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In the first quarter of 2015, the Company recorded a charge of $48.5 million in connection with the settlement agreement reached to resolve the COI cases. In addition, while professional fees, including audit, outside consulting and legal expenses, have remained at elevated levels, they continue to decline.

•
The income tax benefit increased $16.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The primary driver was an increase in the intraperiod tax benefit, which allows for the benefitting of current year losses when an increase in the valuation allowance is avoided due to the existence of current year income reported within other comprehensive income.

The closed block contributed $6.3 million to net income for the three months ended March 31, 2016 compared to $6.1 million for the three months ended March 31, 2015. The closed block contribution to net income remains in line with its actuarially projected path that will continue to gradually decline as the inforce in the closed block declines. Any closed block earnings that are in excess of expected amounts are offset by policyholder dividend expense.

Partially offsetting the decrease in net loss were the following:

•
A decrease in net investment income of $4.3 million, or $1.0 million excluding the closed block, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net investment income was primarily driven by a decrease in income value of the underlying funds that the company consolidates, which are reported as fair value investments.

•
An increase in policy benefits expense of $32.1 million, or $33.2 million excluding the closed block, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily driven by an increase in net death claims resulting from unfavorable mortality for three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net death claims, excluding the closed block, increased $46.0 million for the three months ended March 31, 2016. The net impact that mortality has depends on the mix of business in which the mortality occurs and the corresponding reserve releases. While mortality was overall unfavorable for three months ended March 31, 2016, our long-term assumptions are supported by mortality improvements observed over longer periods.

•
Policy acquisition cost amortization increased by $14.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in amortization is driven primarily by the mix of mortality in the universal life business between the two quarters, which resulted in additional amortization during the three months ended March 31, 2016.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of March 31, 2016, our available-for-sale equity securities include $122.8 million of perpetual preferred securities, of which $49.2 million was below-investment-grade. As of March 31, 2016, our available-for-sale debt securities, with a fair value of $12,799.4 million, represented 78.9% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		March 31, 2016
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$7,437.1	58.1%	$6,999.0	56.9%
2	BBB	4,447.8	34.8%	4,319.4	35.1%
	Total investment grade	11,884.9	92.9%	11,318.4	92.0%
3	BB	590.6	4.6%	624.4	5.0%
4	B	222.9	1.7%	256.8	2.1%
5	CCC and lower	80.2	0.6%	87.6	0.7%
6	In or near default	20.8	0.2%	18.9	0.2%
	Total available-for-sale debt securities	$12,799.4	100.0%	$12,306.1	100.0%

Available-for-Sale Debt Securities by Type:	March 31, 2016
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$633.7	$572.3	$61.4	$—	$61.4
State and political subdivision	660.0	607.1	54.9	(2.0)	52.9
Foreign government	263.6	238.6	25.5	(0.5)	25.0
Corporate	8,723.1	8,443.4	471.2	(191.5)	279.7
CMBS	656.1	621.1	37.8	(2.8)	35.0
RMBS	1,307.3	1,262.4	52.9	(8.0)	44.9
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	322.0	329.3	1.6	(8.9)	(7.3)
Other ABS	233.6	231.9	7.2	(5.5)	1.7
Total available-for-sale debt securities	$12,799.4	$12,306.1	$712.5	$(219.2)	$493.3
Available-for-sale debt securities outside closed block:
Unrealized gains	$5,693.3	$5,362.8	$330.5	$—	$330.5
Unrealized losses	1,566.6	1,710.2	—	(143.6)	(143.6)
Total outside the closed block	7,259.9	7,073.0	330.5	(143.6)	186.9
Available-for-sale debt securities in closed block:
Unrealized gains	4,752.0	4,370.0	382.0	—	382.0
Unrealized losses	787.5	863.1	—	(75.6)	(75.6)
Total in the closed block	5,539.5	5,233.1	382.0	(75.6)	306.4
Total available-for-sale debt securities	$12,799.4	$12,306.1	$712.5	$(219.2)	$493.3

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2016 in our available-for-sale debt and short-term investment portfolio were electric utilities (7.7%), banking (6.3%), oil/oil services and equipment (6.0%), hospital management and services (3.7%) and insurance (3.6%).

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

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2016	2015

Total other-than-temporary debt impairments	$(12.5)	$(0.1)
Portion of losses recognized in OCI	—	(1.4)
Net debt impairments recognized in earnings	$(12.5)	$(1.5)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	(3.0)	—
Foreign government	—	—
Corporate	(9.5)	(1.3)
CMBS	—	—
RMBS	—	(0.2)
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(12.5)	(1.5)
Equity security impairments	—	(6.9)
Limited partnerships and other investment impairments	—	—
Impairment losses	(12.5)	(8.4)
Debt security transaction gains	3.4	8.5
Debt security transaction losses	(0.2)	(0.9)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	3.2	7.6
Derivative instruments	1.4	(2.3)
Embedded derivatives [1]	(8.4)	(10.3)
Assets valued at fair value	0.8	(2.7)
Net realized gains (losses), excluding impairment losses	(3.0)	(7.7)
Net realized gains (losses), including impairment losses	$(15.5)	$(16.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 10 to our consolidated interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2016, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded for available-for-sale debt and equity securities for the three months ended March 31, 2016 and 2015 totaled $12.5 million and $8.4 million, respectively. For the three months ended March 31, 2016, debt impairments of $12.5 million related primarily to issuers exposed to credit deterioration in the energy sector and several private issuers experiencing specific business set-backs.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$(45.6)	$(52.4)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	3.4	3.2
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(42.2)	$(49.2)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: ($ in millions)	March 31, 2016	December 31, 2015

U.S. government and agency	$—	$—
State and political subdivision	(1.1)	(1.1)
Foreign government	—	—
Corporate	(5.3)	(6.3)
CMBS	—	—
RMBS	(25.4)	(25.4)
CDO/CLO	(0.9)	(4.5)
Other ABS	(0.6)	(0.6)
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(33.3)	$(37.9)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of March 31, 2016. We separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	March 31, 2016
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Total fair value	$1,566.6	$321.0	$667.6	$578.0
Total amortized cost	1,710.2	333.6	697.9	678.7
Unrealized losses	$(143.6)	$(12.6)	$(30.3)	$(100.7)
Number of securities [1]	443	104	178	161
Investment grade:
Unrealized losses	$(92.5)	$(6.9)	$(24.0)	$(61.6)
Below investment grade:
Unrealized losses	$(51.1)	$(5.7)	$(6.3)	$(39.1)
Available-for-sale equity securities outside closed block
Unrealized losses	$(1.1)	$(0.6)	$(0.3)	$(0.2)
Number of securities [1]	12	3	4	5
———————

[1]	Certain securities are held in both the open and closed blocks.

For available-for-sale debt securities outside of the closed block with gross unrealized losses, 64.4% of the unrealized losses after offsets pertain to investment grade securities and 35.6% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2016.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Outside Closed Block:	March 31, 2016
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities outside closed block
Unrealized losses over 20% of cost	$(74.7)	$(16.2)	$(24.5)	$(34.0)
Number of securities [1]	51	30	12	9
Investment grade:
Unrealized losses over 20% of cost	$(37.8)	$(6.5)	$(0.8)	$(30.5)
Below investment grade:
Unrealized losses over 20% of cost	$(36.9)	$(9.7)	$(23.7)	$(3.5)
Available-for-sale equity securities outside closed block
Unrealized losses over 20% of cost	$(0.5)	$(0.3)	$—	$(0.2)
Number of securities [1]	7	2	—	5
———————

[1]	Certain securities are held in both the open and closed blocks.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	March 31, 2016
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Total fair value	$787.5	$163.1	$297.1	$327.3
Total amortized cost	863.1	171.6	312.8	378.7
Unrealized losses	$(75.6)	$(8.5)	$(15.7)	$(51.4)
Number of securities [1]	239	66	84	89
Investment grade:
Unrealized losses	$(36.0)	$(4.4)	$(10.2)	$(21.4)
Below investment grade:
Unrealized losses	$(39.6)	$(4.1)	$(5.5)	$(30.0)
Available-for-sale equity securities inside closed block
Unrealized losses	$(0.9)	$(0.2)	$(0.5)	$(0.2)
Number of securities [1]	10	3	2	5
———————

[1]	Certain securities are held in both the open and closed blocks.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities Inside Closed Block:	March 31, 2016
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities inside closed block
Unrealized losses over 20% of cost	$(31.8)	$(9.4)	$(20.8)	$(1.6)
Number of securities [1]	31	19	10	2
Investment grade:
Unrealized losses over 20% of cost	$(5.9)	$(2.3)	$(2.0)	$(1.6)
Below investment grade:
Unrealized losses over 20% of cost	$(25.9)	$(7.1)	$(18.8)	$—
Available-for-sale equity securities inside closed block
Unrealized losses over 20% of cost	$(0.8)	$(0.5)	$(0.1)	$(0.2)
Number of securities [1]	10	3	2	5
———————

[1]	Certain securities are held in both the open and closed blocks.

Enterprise Risk Management

The following information supplements the information contained within the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part II, Item 7A of the 2015 Form 10-K.

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	March 31, 2016
($ in millions)	-100 Basis Point Change	Fair Value [1]	+100 Basis Point Change
Assets
Universal life DAC	$253.4	$257.4	$261.4
Liabilities
Profits followed by losses	419.8	398.5	377.6
Other [2]	211.6	207.0	207.0
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

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

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 35.0% of the Company’s $16.9 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. At approximately $2.0 billion, universal life account values represent less than 15.0% of our total policy liabilities, accruals and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.8% as of March 31, 2016 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

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

The Company estimates that the annualized net investment income yield on its fixed income securities, excluding the closed block, was approximately 4.3% as of March 31, 2016. The average investment rate on fixed income securities purchases, excluding the closed block, as of March 31, 2016 was approximately 4.8% on total purchases of $310 million. Management estimates that proceeds from maturities, calls and prepayments of approximately $475 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money rates prevailing at March 31, 2016, we estimate that would reduce net investment income by less than $5 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion immediately above does not include the additional and interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing EGPs. (See “Enterprise Risk Management - Market Risk - Interest Rate Sensitivity of DAC and Policy Liabilities” discussion in Part II, Item 7 of the 2015 Form 10-K along with the supplemental information included within the “Enterprise Risk Management - Interest Rate Risk Management” discussion above.) The low interest rate environment impacts the pension plan assets and the discount on the liabilities. (See “Critical Accounting Estimates - Pension and Other Post-Employment Benefits” discussion in Part II, Item 7 of the 2015 Form 10-K.)

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

The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended March 31,
($ in millions)	2016	2015

Cash provided by (used for) operating activities	$(168.7)	$(176.1)
Cash provided by (used for) investing activities	(25.8)	(100.2)
Cash provided by (used for) financing activities	80.7	173.4
Change in cash and cash equivalents	$(113.8)	$(102.9)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Cash used for operating activities decreased by $7.4 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was driven by a decrease in audit and consulting fees, partially offset by higher death benefits paid.

Cash used for investing activities decreased $74.4 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily the result of a decrease in purchases of investments resulting from lower fixed indexed annuity deposits.

Cash provided by financing activities decreased $92.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily a result of a decrease in fixed indexed annuity deposits.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

The Phoenix Companies, Inc. serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. As of March 31, 2016 and December 31, 2015, liquidity (cash, short-term investments, available-for-sale debt securities and other near-cash assets, net of contributions payable to subsidiaries) totaled $55.0 million and $65.8 million, respectively.

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

In addition to existing cash and securities, our primary source of liquidity consists of dividends from Phoenix Life. New York Insurance Law allows a domestic stock life insurer to distribute an ordinary dividend where the aggregate amount of such dividend in any calendar year does not exceed the greater of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of its surplus to policyholders as of the immediately preceding calendar year. The foregoing ordinary dividend can only be paid out of earned surplus, which is defined as an insurer’s positive unassigned funds, excluding 85% of the change in net unrealized gains or losses less capital gains tax for the preceding year. Under this section, an insurer cannot distribute an ordinary dividend in the calendar year immediately following a calendar year for which the insurer’s net gain from operations, not including realized capital gains, was negative. If a company does not have sufficient positive earned surplus to pay an ordinary dividend, an ordinary dividend can still be paid where the aggregate amount is the lesser of 10% of its surplus to policyholders as of the immediately preceding calendar year or its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $37.2 million in 2016. During the three months ended March 31, 2016, Phoenix Life paid $20.0 million in dividends. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital (“RBC”) of that entity. Phoenix Life may have less flexibility to pay dividends to the parent company if we experience declines in either statutory earnings, capital or RBC ratio in the future.

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

As of March 31, 2016, Phoenix Life and PHL Variable had $505.5 million and $216.3 million, respectively, of statutory capital, surplus and asset valuation reserve (“AVR”). Our estimated RBC ratio was in excess of 378% at Phoenix Life and 200% at PHL Variable.

Uses of Cash

Our principal needs at the holding company level are debt service, income taxes and certain operating expenses.

•
Interest paid on senior unsecured bonds for the three months ended March 31, 2016 and 2015 was $5.0 million and $5.0 million, respectively. As of March 31, 2016, future minimum annual principal payments on senior unsecured bonds are $268.6 million due in 2032.

•
The holding company and its subsidiaries have a tax sharing agreement whereby the subsidiaries reimburse the holding company for tax payments made on their behalf. As part of the agreement, the holding company is required to hold funds in escrow for the benefit of Phoenix Life in the event Phoenix Life incurs future taxable losses. As of March 31, 2016, the Company held $76.2 million in escrow consisting of treasury stock, a surplus note issued by PHL Variable and $23.8 million of cash.

•	Holding company operating expenses for the three months ended March 31, 2016 and 2015 were $4.1 million and $10.1 million, respectively.

The holding company also provides capital support to its operating subsidiaries. PHL Variable’s statutory capital and surplus reflects the benefit of $19.0 million and $33.1 million of capital contributions in 2016 and 2015, respectively, and Phoenix may need to make additional capital contributions in the future. The need for significant additional capital contributions to operating subsidiaries or an inability to reduce expenses at the holding company could constrain the ability of the holding company to meet its debt obligations. Based on management’s review of the holding company’s liquidity position, we believe it can continue to meet its liquidity obligations through 2016 and beyond.

The Company did not pay any stockholder dividends during the three months ended March 31, 2016 and 2015.

We sponsor post-employment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of the majority of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis . See Note 15 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

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

Aggregate life surrenders were 3.9% of related reserves for the three months ended March 31, 2015 but declined to 3.5% for the three months ended March 31, 2016. Liquid assets consisting of cash, cash equivalents, short-term investments, treasuries and agency mortgage-backed securities accounted for 9.4% of fixed income investments as of March 31, 2016, compared with 10.7% at year end 2015. A strong liquidity profile remains a priority for the Company, but as financial markets and the economy continue to improve, the size and composition of this liquid asset portfolio will change to better meet the needs of the Company. These actions, along with resources the Company devotes to monitoring and managing surrender activity, are key components of liquidity management within the Company.

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

The financial strength and debt ratings as of May 6, 2016 were as follows:

Rating Agency	Financial Strength Rating of Phoenix Life [1]	Outlook	Senior Debt Rating of Phoenix	Outlook

A.M. Best Company, Inc.	B	Under review with developing implications	b	Under review with developing implications
Standard & Poor’s	B+	Positive	B-	Positive
———————

[1]
PHL Variable is rated by A.M. Best Company, Inc. and Standard & Poor’s. Phoenix Life and Annuity Company and American Phoenix Life and Reassurance Company are only rated by A.M. Best Company, Inc. All subsidiaries have the same rating as Phoenix Life.

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheets:	March 31, 2016	December 31, 2015	Increase (decrease) and percentage change
($ in millions)			2016 vs. 2015
ASSETS
Available-for-sale debt securities, at fair value	$12,799.4	$12,190.7	$608.7	5%
Available-for-sale equity securities, at fair value	187.5	182.0	5.5	3%
Short-term investments	55.0	164.8	(109.8)	(67%)
Limited partnerships and other investments	598.8	518.7	80.1	15%
Policy loans, at unpaid principal balances	2,390.7	2,382.5	8.2	—%
Derivative instruments	118.5	103.5	15.0	14%
Fair value investments	77.6	165.0	(87.4)	(53%)
Total investments	16,227.5	15,707.2	520.3	3%
Cash and cash equivalents	514.4	627.3	(112.9)	(18%)
Accrued investment income	184.3	179.2	5.1	3%
Reinsurance recoverable	677.7	590.7	87.0	15%
Deferred policy acquisition costs	874.0	941.1	(67.1)	(7%)
Deferred income taxes, net	76.6	105.5	(28.9)	(27%)
Other assets	320.2	354.5	(34.3)	(10%)
Discontinued operations assets	38.9	42.8	(3.9)	(9%)
Separate account assets	2,413.6	2,536.4	(122.8)	(5%)
Total assets	$21,327.2	$21,084.7	$242.5	1%

LIABILITIES
Policy liabilities and accruals	$12,524.5	$12,342.7	$181.8	1%
Policyholder deposit funds	4,335.9	4,333.2	2.7	—%
Dividend obligations	838.7	716.8	121.9	17%
Indebtedness	371.8	371.7	0.1	—%
Pension and post-employment liabilities	359.2	361.6	(2.4)	(1%)
Other liabilities	317.5	210.7	106.8	51%
Discontinued operations liabilities	35.7	37.8	(2.1)	(6%)
Separate account liabilities	2,413.6	2,536.4	(122.8)	(5%)
Total liabilities	21,196.9	20,910.9	286.0	1%

STOCKHOLDERS’ EQUITY
Common stock	0.1	0.1	—	—%
Additional paid-in capital	2,633.0	2,632.9	0.1	—%
Accumulated other comprehensive income (loss)	(261.0)	(266.2)	5.2	2%
Retained earnings (accumulated deficit)	(2,065.5)	(2,022.7)	(42.8)	(2%)
Treasury stock	(182.9)	(182.9)	—	—%
Total The Phoenix Companies, Inc. stockholders’ equity	123.7	161.2	(37.5)	(23%)
Noncontrolling interests	6.6	12.6	(6.0)	(48%)
Total stockholders’ equity	130.3	173.8	(43.5)	(25%)
Total liabilities and stockholders’ equity	$21,327.2	$21,084.7	$242.5	1%

March 31, 2016 compared to December 31, 2015

Assets

Total assets increased $242.5 million from December 31, 2015 to March 31, 2016. The increase was primarily driven by the following:

•	An increase in invested assets of $520.3 million. The increase in invested assets was driven by the following:

◦
An increase in available-for-sale debt securities of $608.7 million which was driven by a number of offsetting factors. The increase in available-for-sale debt securities was driven primarily by the decrease in interest rates during the quarter, which resulted in an increase in market value of $296.2 million for the period. In addition to the change in market value, there were continued sales of fixed indexed annuities and the reinvestment of short-term investments and cash equivalents into longer term investments, which more than offset the outflows associated with withdrawals and claim payments.

◦
An increase in limited partnerships and other investments of $80.1 million was primarily driven by the deconsolidation of previously consolidated VIEs upon the adoption of updated consolidation guidance. The corresponding decrease is in fair value investments where the consolidated investment balances were previously recorded.

◦	An increase in derivative assets of $15.0 million, which was primarily driven by increases in the value of swaps and swaptions due to interest rate changes and additional purchases of options.

•
An increase in reinsurance recoverable assets of $87.0 million was driven primarily by worse mortality in the three months ended March 31, 2016, which resulted in a corresponding increase in the reinsurance recoveries on claims compared to those claims outstanding at December 31, 2015.

The increase in assets was partially offset by the following:

•	A decrease in fair value investments of $87.4 million, which was driven primarily by the adoption of the updated consolidation guidance referred to above.

•
A decrease in the DAC asset of $67.1 million, which was driven by an increase of $47.7 million in the shadow component due to the increase in net unrealized gains on investments. Continued deferrals in the fixed indexed annuity business with continued sales were more than offset by continued amortization of previously deferred costs in other products, primarily universal life. The following table illustrates DAC by product for the comparable periods:

Composition of Deferred Policy Acquisition Costs by Product:	March 31, 2016	December 31, 2015	Increase (decrease) and percentage change
($ in millions)			2016 vs. 2015

Variable universal life	$110.9	$117.9	$(7.0)	(6%)
Universal life	101.0	140.4	(39.4)	(28%)
Variable annuities	59.0	61.2	(2.2)	(4%)
Fixed annuities	269.4	286.6	(17.2)	(6%)
Traditional life	333.7	335.0	(1.3)	—%
Total deferred policy acquisition costs	$874.0	$941.1	$(67.1)	(7%)

•	A decrease in the net deferred tax asset of $28.9 million, which was driven by a decrease in unrealized losses on the investment portfolio.

•	A decrease in separate account assets of $122.8 million, which was primarily the result of policyholder and other fund withdrawals.

Liabilities and Stockholders’ Equity

Total liabilities increased $286.0 million from December 31, 2015 to March 31, 2016. The increase was primarily attributable to the following:

•
An increase in policy liabilities and accruals of $181.8 million. The increase in policy liabilities is driven primarily by an increase in claims outstanding as of March 31, 2016 as a result of the worse mortality, as well as an increase in the shadow component of certain actuarial liabilities that result from the increase in the net unrealized gains on investments.

•
An increase in dividend obligations of $121.9 million, which was driven primarily by an increase in net unrealized gains on the assets supporting the closed block, which are included in the dividend obligation.

•	An increase in other liabilities of $106.8 million, which was driven primarily by an increase in amounts payable for investments that were purchased at the end of the quarter.

The increase in liabilities was partially offset by the following:

•	A decrease in separate account liabilities of $122.8 million, consistent with the decrease in separate account assets.

•
An increase in policyholder deposit funds of $2.7 million, which was driven by activity in the fixed indexed annuity products where the new sales were offset by a combination of full and partial withdrawals.

Total stockholder’s equity decreased $43.5 million from December 31, 2015 to March 31, 2016. The decrease was primarily attributable to the net loss for March 31, 2016 that increased the accumulated deficit by $42.8 million.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$5,639.3	$5,674.5
Deposits	76.4	189.4
Performance and interest credited	5.1	70.2
Fees	(18.3)	(18.5)
Benefits and surrenders	(166.0)	(183.9)
Balance, end of period	$5,536.5	$5,731.7

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Annuity funds on deposit decreased $102.8 million for the three months ended March 31, 2016 and increased $57.2 million for the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016 was primarily driven by worse market performance on the variable annuity business during the three months ended March 31, 2016 given flat or down equity markets, compared to markets that were up in the three months ended March 31, 2016. The worse market performance was combined with a decrease in deposits of $101.2 million in the fixed indexed annuity business for the comparable periods.

Variable Universal Life Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$974.2	$1,062.6
Deposits	15.8	17.4
Performance and interest credited	(1.7)	25.8
Fees and COI	(17.1)	(17.6)
Benefits and surrenders	(39.7)	(20.7)
Balance, end of period	$931.5	$1,067.5

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Variable universal life funds on deposit decreased $42.7 million for the three months ended March 31, 2016 and increased $4.9 million for the three months ended March 31, 2015. The change was primarily driven by flat or down equity markets in the three months ended March 31, 2016, compared to markets that were up in the three months ended March 31, 2015. In addition, the worse mortality in the variable universal life business in the three months ended March 31, 2016 resulted in additional decreases in funds on deposit for the comparable periods.

Universal Life Funds on Deposit:	Three Months Ended March 31,
($ in millions)	2016	2015

Balance, beginning of period	$1,777.8	$1,781.9
Deposits	95.3	89.8
Interest credited	17.6	17.9
Fees and COI	(84.9)	(86.5)
Benefits and surrenders	(20.2)	(34.1)
Balance, end of period	$1,785.6	$1,769.0

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Universal life funds on deposit increased $7.8 million for the three months ended March 31, 2016 and decreased $12.9 million for the three months ended March 31, 2015. Deposits, interest credited, fees, and benefits and surrenders have remained relatively stable for the comparable periods.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company. The Company does have unfunded commitments to purchase investments in limited partnerships and private placements and a commitment for infrastructure services. See Note 20 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Statutory Capital and Surplus

Phoenix Life’s statutory basis capital and surplus (including AVR), decreased from $535.3 million at December 31, 2015 to $505.5 million at March 31, 2016. The decrease in surplus was primarily the result of $20.0 million in dividends declared and paid through March 31, 2016 and lower deferred taxes.

PHL Variable’s statutory basis capital and surplus (including AVR) increased from $209.3 million at December 31, 2015 to $216.3 million at March 31, 2016. During the three months ended March 31, 2016, PHL Variable’s surplus increased as a result of a $19.0 million accrued capital contribution offset by mortality results.

Legislative and Regulatory Updates

United States Department of Labor Fiduciary Rule

On April 6, 2016, the U.S. Department of Labor (“DOL”) released its final rule that modifies what is considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. The rules impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision, which would include insurance agents selling Individual Retirement Accounts. The regulation could have an adverse effect on our new sales and may impact the way we provide information in connection with our new sales and the servicing of existing accounts. The full regulation is effective January 1, 2018. We are currently analyzing the potential effect of the regulation on our businesses.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2015 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2015 Form 10-K. There were no material changes in our market risk exposure at March 31, 2016 compared with December 31, 2015.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2015 were also present at March 31, 2016. These material weaknesses included deficiencies in the period-end financial reporting process, which includes the timely preparation and filing of the Company’s consolidated interim unaudited financial statements.

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

Previously Identified Material Weaknesses

As previously disclosed in the 2015 Form 10-K, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2015 Form 10-K.

Remediation Status

As more fully discussed in the 2015 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented and continues to implement the remediation initiatives described in Part II, Item 9A of the 2015 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2015 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes as of March 31, 2016 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2015 Form 10-K which was filed on March 15, 2016.

See “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K and Note 19 to our consolidated interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Item 6.    EXHIBITS

Exhibit No.	Description

4.1	Fourth Supplemental Indenture dated March 9, 2016 (incorporated by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed on March 9, 2016)

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.
(Registrant)

Date: May 10, 2016	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)